Form 10-Q
period 2018-09-30
Iterum Therapeutics plc
filed 2018-11-14
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 14,159,423 ordinary shares, $0.01 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our use of our cash reserves;
•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	our ability to draw down our second term loan with Silicon Valley Bank;
•	our manufacturing plans;
•	market acceptance of any product we successfully commercialize;
•	the pricing, coverage and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business and product candidates;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to enter into strategic arrangements, collaborations and/or commercial partnerships in the United States and other territories and the potential benefits of such arrangements;
•	our estimates regarding expenses, capital requirements and needs for additional financing;
•	our financial performance; and
•	developments relating to our competitors and our industry.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$39,598	$8,485
Short-term investments	68,509	30,731
Prepaid expenses and other current assets	4,680	4,957
Restricted cash	30	—
Total current assets	112,817	44,173
Property and equipment, net	716	747
Restricted cash	90	—
Other assets	3,242	1,837
Total assets	$116,865	$46,757
Liabilities, Convertible Preferred Shares and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,708	$3,152
Accrued expenses	5,323	3,974
Total current liabilities	8,031	7,126
Long-term debt	14,541	—
Other liabilities	195	80
Total liabilities	$22,767	$7,206
Commitments and contingencies (Note 11)
Series A convertible preferred shares, $0.01 par value per share: no shares authorized or issued at September 30, 2018; 3,032,463 shares authorized, 3,032,457 shares issued at December 31, 2017	—	30
Series B convertible preferred shares, $0.01 par value per share: no shares authorized or issued at September 30, 2018; 3,696,943 shares authorized, 2,654,206 shares issued at December 31, 2017;	—	27
Shareholders’ equity:
Ordinary shares, $0.01 par value per share: 44,557,606 shares authorized, 14,159,423 shares issued at September 30, 2018; 7,956,715 shares authorized 413,110 shares issued at December 31, 2017	142	4
Additional paid-in capital	201,492	94,227
Accumulated deficit	(107,536)	(54,737)
Total shareholders' equity	94,098	39,494
Total liabilities, convertible preferred shares and shareholders’ equity	$116,865	$46,757

The accompanying notes are an integral part of these condensed consolidated financial statements

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$254	$159	$630	$159
Operating expenses:
Research and development	$(22,583)	$(7,434)	$(47,188)	$(17,258)
General and administrative	(2,657)	(1,021)	(6,058)	(3,152)
Total operating expenses	(25,240)	(8,455)	(53,246)	(20,410)
Operating loss	(24,986)	(8,296)	(52,616)	(20,251)
Interest (expense) / income, net	(138)	123	(100)	169
Other (expense) / income, net	328	90	183	187
Total other (expense) / income	190	213	83	356
Loss before income taxes	(24,796)	(8,083)	(52,533)	(19,895)
Income tax expense	(109)	(88)	(266)	(393)
Net loss and comprehensive loss	(24,905)	(8,171)	(52,799)	(20,288)
Net loss attributable to ordinary shareholders	$(24,905)	$(8,171)	$(52,799)	$(20,288)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(1.77)	$(44.16)	$(7.42)	$(127.42)
Weighted average ordinary shares outstanding – basic and diluted	14,034,631	185,040	7,115,655	159,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash flows

(In thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(52,799)	$(20,288)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	99	36
Share-based compensation expense	878	280
(Gain) / loss on short term investments	(128)	(13)
Non-cash (gain) / loss on short term investments	(315)	37
Interest on short-term investments	(34)	(143)
Amortization of debt discount and deferred financing costs	174	—
Other	304	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	165	(3,124)
Other assets	(1,406)	(857)
Accounts payable	(449)	2,758
Accrued expenses	1,349	700
Income taxes	(18)	59
Other liabilities	115	74
Net cash used in operating activities	(52,065)	(20,481)
Cash flows from investing activities:
Purchases of property and equipment	(69)	(765)
Purchases of short-term investments	(88,735)	(43,268)
Proceeds from sale of short-term investments	51,400	6,000
Net cash used in investing activities	(37,404)	(38,033)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	14,507	—
Proceeds from issuance of Series B convertible preferred shares	32,173	45,867
Proceeds from issuance of ordinary shares, net of issuance costs	74,155	—
Net cash provided by financing activities	120,835	45,867
Effect of exchange rates on cash and cash equivalents	(133)	—
Net increase / (decrease) in cash, cash equivalents and restricted cash	31,233	(12,647)
Cash, cash equivalents and restricted cash, at beginning of period	8,485	24,809
Cash, cash equivalents and restricted cash, at end of period	$39,718	$12,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation

Iterum Therapeutics plc (the “Company”) was incorporated under the laws of the state of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. The Company maintains its registered office at Block 2 Floor 3, Harcourt Centre, Harcourt Street, Dublin 2, Ireland. The Company commenced operations in November 2015. The Company licensed global rights to its novel anti-infective compound, sulopenem, from Pfizer Inc. (“Pfizer”). The Company is a clinical-stage pharmaceutical company dedicated to developing and commercializing sulopenem to be the first and only oral and intravenous (“IV”) branded penem available globally.

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

On May 30, 2018, the Company completed an initial public offering (“IPO”) of its ordinary shares, and issued and sold 6,150,000 ordinary shares at a public offering price of $13.00 per share, resulting in net proceeds of $71.8 million after deducting underwriting discounts and commissions and offering costs payable by the Company. On June 26, 2018, the Company issued and sold an additional 200,000 ordinary shares at the IPO price of $13.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional ordinary shares, resulting in additional net proceeds of $2.4 million after deducting underwriting discounts and commissions and offering costs payable by the Company. Aggregate net proceeds from the IPO totaled $74.2 million after deducting underwriting discounts and commissions and offering costs payable by the Company.

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

The Company has incurred operating losses since inception, including net losses of $52,799 and $20,288 for the nine months ended September 30, 2018 and 2017, respectively, and a net loss of $29,406 for the year ended December 31, 2017. The Company had an accumulated deficit of $107,536 as of September 30, 2018. The Company expects to continue to incur net losses for the next several years and is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing to fund its operations. Management believe that its cash and cash equivalents balance of $39,598 and short-term investments balance of $68,509 at September 30, 2018, are sufficient to fund operations through the fourth quarter of 2019. In making this assessment management have considered the Company’s available cash resources, the $15.0 million available under the secured credit facility with SVB, future financing options available to the Company, the planned operations of the Company and the ability to adjust its plans if required. The Company will then seek additional funding through public or private financing of debt or equity or collaboration

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

agreements. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2018, and for the nine months ended September 30, 2018 and 2017, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Company’s final prospectus for its initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on May 25, 2018. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2018, and results of operations for the nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017 have been made. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period; in accordance with Accounting Standard Codification (ASC) 260, Earnings per Share. For the periods presented, the ordinary shares underlying the convertible preferred shares and options, the unvested restricted ordinary shares and restricted stock units and the warrants have been excluded from the calculation because they would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Options to purchase ordinary shares	698,114	237,626
Preferred shares convertible into ordinary shares	—	5,686,667
Unvested restricted stock units	36,924	—
Unvested restricted ordinary shares	107,165	210,372
Warrants	19,890	—
Total	862,093	6,134,665

Segment Information

The Company determines and presents operating segments based on the information that is internally provided to the Chief Executive Officer, Chief Scientific Officer and Chief Financial Officer, who together are considered the Company’s chief operating decision maker, in accordance with ASC 280, Segment Reporting. The Company has determined that it operates as a single business segment, which is the development and commercialization of innovative treatments for drug resistant bacterial infections.

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expenses	2018	2017	2018	2017
Ireland	$22,444	$7,010	$45,219	$16,684
U.S.	2,796	$1,445	8,027	3,726
Total	$25,240	$8,455	$53,246	$20,410

The distribution of long-lived assets by geographical area was as follows:

Long lived assets	September 30, 2018	December 31, 2017
Ireland	$3,712	$2,341
U.S.	246	243
Total	$3,958	$2,584

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which provides the option to adopt the standard retrospectively for each prior period presented, as initially set out in ASU 2016-02, or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. While Iterum is still determining the impact of this ASU on its consolidated financial statements, the most significant change is expected to be the recognition of the right-of-use assets and lease liabilities on the consolidated balance sheet for operating leases related to property.

3. Fair Value of Financial Assets

The following table presents information about the Company’s financial assets that have been measured at fair value at September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

September 30, 2018
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$68,509	$68,509	—	—
Other asset – advance payment to supplier	2,033	—	—	2,033
Total	$70,542	68,509	—	2,033
December 31, 2017
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$30,731	30,731	—	—
Other asset – advance payment to supplier	1,472	—	—	1,472
Total	$32,203	30,731	—	1,472

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

See Note 4 for further details on the short-term investments held. The other asset above relates to advance payments made to a supplier that were recorded at fair value using the discounted cash flow model (DCF), as of September 30, 2018 and December 31, 2017. Key assumptions used in the DCF include a discount rate of 15% and the expected time to recovery of the payment. See Note 11—Payments to Supplier, for further details on these advance payments.

As of September 30, 2018, the estimated fair value of our borrowings under our term loan with SVB was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

4. Short-term investments

The Company classifies its short-term investments as available for sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at period-end consist of U.S. Treasury and agency bonds and corporate entity commercial paper with maturities of more than three months but less than one year at the date of purchase. Short-term investments as of September 30, 2018 have an average maturity of 0.24 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. The fair value of short-term investments are represented by Level 1 fair value measurements – quoted prices in active markets for identical assets.

The following table represents the Company’s available for sale short-term investments by major security type as of September 30, 2018 and December 31, 2017:

September 30, 2018					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$49,379	230	(4)	49,605	49,605	—
U.S. Treasury and Agency Bonds	18,815	94	(5)	18,904	18,904	—
Total	$68,194	324	(9)	68,509	68,509	—

December 31, 2017					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$22,538	8	(27)	22,519	22,519	—
U.S. Treasury and Agency Bonds	8,205	18	(11)	8,212	8,212	—
Total	$30,743	26	(38)	30,731	30,731	—

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2018	December 31, 2017
Prepaid research and development expenses	$1,377	$2,289
Short-term deposits	1,508	1,346
Other prepaid assets	762	516
Value added tax receivable	259	281
Deferred IPO expenses	-	180
Research and development tax credit receivable	86	133
Prepaid insurance	553	117
Interest receivable	135	95
Total	$4,680	$4,957

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

6. Property and Equipment

Property and equipment and related accumulated depreciation are as follows:

	September 30, 2018	December 31, 2017
Leasehold improvements	$592	$579
Furniture and fixtures	119	108
Laboratory equipment	81	81
Computer equipment	88	44
	880	812
Less: accumulated depreciation	(164)	(65)
	$716	$747

Depreciation expense was $99 for the nine months ended September 30, 2018 and $65 for the year ended December 31, 2017.

7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Accrued clinical trial costs	$2,853	$594
Accrued manufacturing expenses	606	2,031
Accrued payroll and bonus expenses	1,375	1,059
Accrued other expenses	489	290
Total	$5,323	$3,974

8. Shareholders’ Equity

The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the nine months ended September 30, 2018 and 2017:

Total Shareholders' Equity
Shareholders' equity at January 1, 2018	$39,494
Issuance of Series B convertible preferred shares	32,159
Issuance of ordinary shares	74,153
Conversion of preferred shares to ordinary shares	74
Share-based compensation expense	878
Issuance of warrants	139
Net loss	(52,799)
Shareholders' equity at September 30, 2018	$94,098

Total Shareholders' Equity
Shareholders' equity at January 1, 2017	$22,668
Issuance of Series B convertible preferred shares	45,867
Conversion of preferred shares to ordinary shares	30
Share-based compensation expense	280
Net loss	(20,288)
Shareholders' equity at September 30, 2017	$48,557

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

9. Share-Based Compensation

The Company’s Board of Directors adopted and approved the 2015 Equity Incentive Plan in November 2015 (“the 2015 Plan”). The 2015 Plan was amended most recently in May 2017. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, and other stock awards to our employees, directors and consultants. On March 14, 2018, the Company’s Board of Directors adopted and approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective on the execution and delivery of the underwriting agreement related to the IPO in May 2018. The 2018 Plan authorizes the Company to grant up to 1,018,459 ordinary shares in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance cash awards and other stock awards. The types of share-based awards, including share purchase rights amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. Since the effectiveness of the 2018 Plan, the Company no longer grants awards under the 2015 Plan. However, any outstanding awards granted under the 2015 Plan will remain outstanding, subject to the terms of the 2015 Plan and stock option agreements, until such outstanding options are exercised or until they terminate or expire by their terms.

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

The Company recorded an expense of $249 and $249 during the restricted ordinary shares for the nine months ended September 30, 2018 and 2017, respectively. Total unamortized compensation expense related to restricted ordinary shares was $344 and $677 as of September 30, 2018 and September 30, 2017, respectively, expected to be recognized over a weighted average period of 1.04 years and 2.04 years as of September 30, 2018 and September 30, 2017, respectively.

The following table summarizes restricted ordinary shares activity for the nine months ended September 30, 2018:

	Number of	Weighted Average Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2017	189,342	$3.14
Granted	—
Vested	(82,177)	$3.14
Forfeited	—
Unvested at September 30, 2018 (unaudited)	107,165	$3.14

Stock Options

The Company awarded 449,986 stock options to employees and directors during the nine months ended September 30, 2018 under the 2018 Plan. The Company awarded 188,296 stock options to employees and directors during the nine months ended September 30, 2017 under the 2015 Plan. There were 619,252 and 224,673 unvested employee options outstanding as of September 30, 2018 and September 30, 2017, respectively. Total expense recognized related to the employee stock options was $459 and $31 for the nine months ended September 30, 2018 and 2017, respectively. Total unamortized compensation expense related to employee stock options was $3,320 and $397 as of September 30, 2018 and September 30, 2017, respectively, which is expected to be recognized over a remaining average vesting period of 3.53 years and 3.71 years as of September 30, 2018 and September 30, 2017, respectively.

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

The assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows, presented on a weighted average basis:

	Nine Months Ended September 30,
	2018	2017
Volatility	60%	60%
Expected term in years	6.25	6.25
Dividend rate	0%	0%
Risk-free interest rate	2.16 - 2.63%	1.63%
Share price	$9.06 - $13.00	$3.30
Fair value of option on grant date	$5.28 - $7.49	$1.88

The following table summarizes the number of options outstanding and the weighted-average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2017	248,128	$3.31	9.44
Granted	449,986	12.97	9.66
Exercised	—
Forfeited	—
Options outstanding September 30, 2018	698,114	$9.54	9.27	821
Vested at September 30, 2018 (unaudited)	78,862
Exercisable at September 30, 2018 (unaudited)	78,862	$3.24	8.40	267

Restricted stock units (RSUs)

The Company granted 36,924 RSUs to directors during the nine months ended September 30, 2018. No RSUs were awarded during the nine months ended September 30, 2017.

The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of the RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2017	—
Granted	36,924	$13.00
Shares vested	—
Forfeited	—
RSUs outstanding September 30, 2018	36,924	$13.00

The fair value of the RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors. Total expense recognized related to the RSUs was $170 for the nine months ended September 30, 2018. Total unamortized compensation expense related to RSUs was $311 as of September 30, 2018, which is expected to be recognized over a remaining average vesting period of 0.65 years as of September 30, 2018.

The Company’s share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Research and development expense	$83	$14	$280	$99
General and administrative expense	391	86	598	181

There was a total of $3,976 and $1,076 unamortized share-based compensation expense for restricted ordinary shares, options and restricted stock units as of September 30, 2018 and September 30, 2017, respectively, which is expected to be recognized over a remaining average vesting period of 3.09 years and 2.66 years as of September 30, 2018 and September 30, 2017, respectively.

10. Income Taxes

In accordance with the FASB ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended September 30, 2018 and 2017, the Company recorded an income tax expense of $109 and $88, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded an income tax expense of $266 and $393, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of September 30, 2018, and December 31, 2017, the Company has net operating loss carryforwards in Ireland of approximately $11,966 and $5,409 respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

11. Commitments and Contingencies

Operating Leases

In June 2018, the Company entered into an operating lease agreement for a commercial unit in Dublin for a period of 20 years with a 10 year break option, that commenced in June 2018. Annual lease payments are $319, subject to certain escalations at each five year interval. Under the terms of the lease, the Company provided a security deposit of $813 to the landlord, which is included in other assets in the accompanying balance sheet.

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

In December 2016, the Company entered into an operating lease agreement for office space in Dublin that commenced on December 1, 2016 and expires on December 1, 2026. The lease requires annual payments of $335 over the ten-year term with a renewal option to extend the lease for an additional five years. Under the terms of the lease, the Company provided a security deposit of $335 to the landlord, which is included in other assets in the accompanying consolidated balance sheets. The lease is subject to a review in December 2022.

The following table summarizes the future minimum payments due under the operating leases as of September 30, 2018:

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Year Ending December 31, (unaudited)
2018 (remaining)	$116
2019	940
2020	1,056
2021	1,065
2022	1,007
Thereafter	3,163
$7,347

License Agreement

On November 18, 2015, the Company entered into a license agreement with Pfizer for the worldwide exclusive rights to research, develop, manufacture and commercialize sulopenem.

As part of the license agreement, the Company is obligated to pay Pfizer two clinical milestone payments of $7.5 million each, the first of which was paid in September 2018, with the second due on first patient dosing of IV sulopenem which will be accrued in the fourth quarter of 2018 (see note 13). In addition, the Company is obligated to pay Pfizer potential future regulatory milestone payments, as well as sales milestones upon achievement of net sales ranging from $250.0 million to $1.0 billion for each product type. The Company is also obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

Payments to Supplier

In June 2016, the Company entered into an agreement with a supplier whereby the Company would pay $2,903 to the supplier to acquire equipment which will be used solely to manufacture product for the Company. In June 2018, the Company entered into a supplemental agreement with this supplier whereby the Company would pay an additional $2,380 under the same terms as the original agreement. These payments will be offset against the price of the product to be supplied under a future supply agreement. $1,742 and $599 remained outstanding to the supplier as of September 30, 2018 and December 31, 2017, respectively.

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

Under the terms of their respective employment agreements, each of the named executive officers is eligible to receive severance payments and benefits upon a termination without “cause” or due to “permanent disability”, or upon “resignation for good reason”, contingent upon the named executive officer’s continued performance for the Company.

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

In connection with the initial $15,000 draw, the Company issued to SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted to ordinary shares upon the Company’s IPO)

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

at an exercise price of $18.85 per share. On the funding date of the second term loan, each of SVB and LSF will be automatically entitled to purchase additional ordinary shares in an aggregate amount equal to 2.5% of the second term loan divided by the applicable exercise price.

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 10%. For the nine months ended September 30, 2018, the Company recognized $639 of interest expense related to the loan agreement, including $174 related to the accretion of the debt discounts and deferred financing costs.

Scheduled principal payments on outstanding debt, as of September 30, 2018, are as follows:

Year Ending December 31, (unaudited)
2018 (remaining)	—
2019	1,034
2020	6,207
2021	6,207
2022	1,552
$15,000

13. Subsequent Events

Following first dosing of IV sulopenem in the Phase 3 cUTI trial, the Company recorded a liability of $7,500 payable to Pfizer in the fourth quarter under the terms of its license agreement with Pfizer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the Securities Act), with the Securities and Exchange Commission (SEC), on May 25, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements, including the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs; our ability to successfully complete clinical trials; the timing or likelihood of regulatory filings and approvals; the commercialization of our product candidates, if approved; our manufacturing plans; our estimates regarding expenses, capital requirements and needs for additional financing; our financial performance; and developments relating to our competitors and our industry. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which includes: a Phase 3 uUTI clinical trial, known as SUlopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infections (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infections (cIAI) clinical trial know as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We are conducting the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. We expect to complete enrollment and produce topline data for all three clinical trials in the second half of 2019, and submit our new drug applications (NDAs) to the FDA by the end of 2019.

On May 30, 2018 we completed an initial public offering, or IPO, of our ordinary shares, and issued and sold 6,150,000 ordinary shares at a public offering price of $13.00 per share, resulting in net proceeds of $71.8 million after deducting underwriting discounts and commissions and offering costs payable by the Company. On June 26, 2018, we issued and sold an additional 200,000 ordinary shares at the IPO price of $13.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional ordinary shares, resulting in additional net proceeds of $2.4 million after deducting underwriting discounts and commissions and offering costs payable by the Company. Aggregate net proceeds from the IPO totalled $74.2 million after deducting underwriting discounts and commissions and offering costs payable by the Company.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of September 30, 2018, we had an accumulated deficit of $107.5 million. We expect to continue to incur significant expenses for at least the next two years as we advance our sulopenem program through Phase 3 clinical trials, seek regulatory approval and engage in market preparation and commercialization activities. In addition, if we obtain marketing approval for oral sulopenem and sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We are currently evaluating our commercialization strategy in the United States and other territories and we plan to initiate discussions with potential commercial partners. Furthermore, we may incur expenses in connection with the establishment of additional sources for the manufacture of sulopenem tablets and IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result, we will require additional capital to fund our operations, continue to develop our sulopenem program and to execute our strategy. Until such time as we can obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our sulopenem program, or otherwise change our strategy.

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

As of September 30, 2018, we had cash, cash equivalents, restricted cash and short-term investments of $108.2 million. We believe that our existing cash, cash equivalents, restricted cash, short-term investments and available borrowings under our credit facility, will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2019. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of oral sulopenem or sulopenem in the near future. If our development efforts for our sulopenem program are successful and result in regulatory approval and/or license agreements with third parties, we may generate revenue in the future from product sales. To date, all of our revenue has been derived from our Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, award. We expect that our revenue for the next few years will be derived primarily from payments under the CARB-X Award or government awards that we may enter into in the future. In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. We receive funding from CARB-X as we incur qualifying expenses. During the three and nine months ended September 30, 2018, we recognized revenue of $0.3 million and $0.6 million, respectively, under this award.

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

Research and development activities are central to our business model. Product candidates in advanced stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next two years as we increase personnel costs, including share-based compensation, continue the Phase 3 uUTI , cUTI and cIAI clinical trials for our sulopenem program, conduct other clinical trials and prepare regulatory filings for oral sulopenem and sulopenem. Upon first patient dosing in our SURE 1 clinical trial a milestone payment of $7.5 million became payable to Pfizer, with whom we have entered into an exclusive license agreement (the “Pfizer License”) to acquire the rights to oral sulopenem and sulopenem, and a further $7.5 million milestone payment became payable to Pfizer in the fourth quarter upon first patient dosing of IV sulopenem in our SURE 2 clinical trial. These milestone payments are recorded in research and development expense in the condensed consolidated statement of operations.

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

Interest (Expense) Income, Net

Interest (expense) income consists of interest paid and amortization of debt costs on our loan from SVB, partially offset by interest earned on our cash and cash equivalents, which are generally invested in money market accounts, as well as interest earned on our investments in marketable securities that we held during the nine months ended September 30, 2018.

Other Income (Expense) , Net

Other income (expense), net consists of realized and unrealized gains on our investments in marketable securities, partially offset by realized and unrealized foreign currency gains (losses) incurred in the normal course of business based on movement in the applicable exchange rates.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes our operating losses for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017	Change
Revenue	$254	$159	$95
Operating expenses:
Research and development	(22,583)	(7,434)	(15,149)
General and administrative	(2,657)	(1,021)	(1,636)
Total operating expenses	$(25,240)	$(8,455)	$(16,785)
Operating loss	(24,986)	(8,296)	(16,690)

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. We receive funding from CARB-X as we incur qualifying expenses. During the three months ended September 30, 2018 and 2017, we recognized $0.3 million and $0.2 million of revenue, respectively, under this award.

Research and Development Expenses

	Three Months Ended
	September 30,
	2018	2017	Change
CRO and other preclinical, clinical trial and milestone related expenses	$17,062	$478	$16,584
Chemistry, manufacturing and control (CMC) related expenses	3,059	5,492	(2,433)
Personnel related (including share-based compensation)	2,119	$1,015	1,104
Consulting fees	343	449	(106)
Total research and development expenses	$22,583	$7,434	$15,149

The increase in CRO and other preclinical, clinical trial and milestone related expenses of $16.6 million was primarily due to costs incurred related to our three Phase 3 clinical trials, which initiated in the quarter, as well as an increase in preclinical and Phase 1 clinical trial activity. During the quarter, upon first patient dosing in the SURE 1 trial, a milestone payment of $7.5 million was made to Pfizer and recorded as a research and development expense. CMC related expenses decreased by $2.4 million primarily as a result of the completion of manufacturing of clinical trial materials for our Phase 3 clinical trials by our primary suppliers. Personnel related costs increased by $1.1 million as a result of an increase in headcount in our CMC, clinical development and regulatory functions. Personnel related costs for the three months ended September 30, 2018 and 2017 included share-based compensation expense of $0.1 million and $0.0 million, respectively. The decrease in consulting fees of $0.1 million was primarily due to the increase in employee headcount, reducing our need for outside consultants.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2018	2017	Change
Personnel related (including share-based compensation)	$1,251	$611	$640
Professional and consulting fees	783	184	599
Facility related and other	623	226	397
Total general and administrative expenses	$2,657	$1,021	$1,636

Personnel-related costs increased by $0.6 million as a result of an increase in headcount in our general and administrative function. Personnel related costs for the three months ended September 30, 2018 and 2017 included share-based compensation expense of $0.4 million and $0.1 million, respectively. Professional and consulting fees increased by $0.6 million as a result of pre-commercialization activities. Facility related and other costs increased by $0.4 million primarily as a result of higher lease charges relating to our offices, increased insurance related costs and higher Board compensation.

Comparison of the nine months ended September 30, 2018 and 2017

The following table summarizes our operating losses for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017	Change
Revenue	$630	$159	$471
Operating expenses:
Research and development	(47,188)	(17,258)	(29,930)
General and administrative	(6,058)	(3,152)	(2,906)
Total operating expenses	$(53,246)	$(20,410)	$(32,836)
Operating loss	(52,616)	(20,251)	(32,365)

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. We receive funding from CARB-X as we incur qualifying expenses. During the nine months ended September 30, 2018 and 2017, we recognized $0.6 million and $0.2 million of revenue, respectively, under this award.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2018	2017	Change
CRO and other preclinical, clinical trial and milestone related expenses	$24,777	$3,295	$21,482
Chemistry, manufacturing and control (CMC) related expenses	15,293	9,924	5,369
Personnel related (including share-based compensation)	6,214	2,402	3,812
Consulting fees	904	1,637	(733)
Total research and development expenses	$47,188	$17,258	$29,930

CRO and other preclinical, clinical trial and milestone related expenses increased by $21.5 million primarily due to costs incurred related to our three Phase 3 clinical trials, which initiated in the quarter. During the quarter, upon first patient dosing in the SURE 1 trial, a milestone payment of $7.5 million was made to Pfizer and recorded as a research and development expense. The increase in CMC related expenses of $5.4 million was primarily due to process validation activities related to our three Phase 3 clinical trials. Personnel related costs increased by $3.8 million as a result of an increase in headcount in our CMC, clinical development and regulatory functions. Personnel related costs for the nine months ended September 30, 2018 and 2017 included share-based compensation expense of $0.3 million and $0.1 million, respectively. The decrease in consulting fees of $0.7 million was primarily due to the increase in employee headcount, reducing our need for outside consultants.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2018	2017	Change
Personnel related (including share-based compensation)	$3,231	$1,716	$1,515
Professional and consulting fees	1,379	787	592
Facility related and other	1,448	649	799
Total general and administrative expenses	$6,058	$3,152	$2,906

Personnel-related costs increased by $1.5 million as a result of an increase in headcount in our general and administrative function. Personnel related costs for the nine months ended September 30, 2018 and 2017 included share-based compensation expense of $0.6 million and $0.2 million, respectively. Professional and consulting fees increased by $0.6 million as a result of pre-commercialization activities. Facility related and other costs increased by $0.8 million primarily as a result of higher lease charges relating to our offices, increased insurance related costs and higher Board compensation.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, debt raised under our financing arrangement with SVB and payments received under the funding arrangement with CARB-X. Through September 30, 2018, we had received cash proceeds of $193.8 million from sales of our Series A and Series B preferred shares and ordinary shares. As of September 30, 2018, we had cash, cash equivalents, restricted cash and short-term investments of $108.2 million.

Secured credit facility

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers) entered into a loan and security agreement with SVB pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing and the other $15.0 million is available at our option through October 31, 2019, upon the satisfaction of certain draw requirements: (i) the achievement of both non-inferiority and superiority primary endpoints from our Phase 3 clinical uUTI trial and reporting satisfactory safety data; or (ii) the achievement of non-inferiority primary endpoints from both our Phase 3 uUTI and cUTI clinical trials as well as reporting satisfactory safety data. A non-utilization fee of 1.5% of the aggregate undrawn principal amount shall apply if we satisfy the second draw requirements but choose not to draw down the second term loan. The principal borrowed under the secured credit facility bears interest at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate, which interest is payable monthly in arrears.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	(52,065)	(20,481)
Net cash used in investing activities	(37,404)	(38,033)
Net cash provided by financing activities	120,835	45,867
Effect of exchange rates on cash and cash equivalents	(133)	—
Net increase / (decrease) in cash	$31,233	$(12,647)

Operating Activities

During the nine months ended September 30, 2018, operating activities used $52.1 million of cash, resulting from our net loss of $52.8 million and net cash used by changes in our operating assets and liabilities of $0.3 million, partially offset by non-cash charges of $1.0 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of increases in other assets, largely related to a deposit paid for the Dublin commercial space lease and advance payments to contract manufacturing organizations, and a reduction in accounts payable, partially offset by increases in accrued expenses primarily due to an increase in clinical trial expenses.

During the nine months ended September 30, 2017, operating activities used $20.5 million of cash, resulting from our net loss of $20.3 million and net cash used by changes in our operating assets and liabilities of $0.4 million, partially offset by non-cash charges of $0.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of increases in prepaid expenses and other assets primarily related to advance payments to contract manufacturing organizations, partially offset by increases in accounts payable and accrued expenses related to clinical trial supply costs.

Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities of $37.4 million was primarily related to purchases of short-term investments of $88.7 million and purchases of property and equipment of $0.1 million, partially offset by sales of short-term investments of $51.4 million. During the nine months ended September 30, 2017, net cash used in investing activities of $38.0 million was primarily related to purchases of short-term investments of $43.3 million and property and equipment of $0.7 million, partially offset by sales of short-term investments of $6.0 million.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $120.8 million and consisted of net cash proceeds from the issuance of Series B-2 preferred shares in February 2018 (which converted to ordinary shares on the Company’s IPO) of $32.1 million; net cash proceeds from the issuance of ordinary shares in May and June 2018 of $74.2 million associated with the Company’s IPO and net cash proceeds from the SVB loan drawdown of $14.5 million. During the nine months ended September 30, 2017, net cash provided by financing activities was $45.9 million, and consisted of cash proceeds from the issuance of Series B-2 preferred shares in May 2017 (which converted to ordinary shares on the closing of our IPO).

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials of oral sulopenem and sulopenem. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if and as we:

•	conduct our additional clinical trials for oral sulopenem and sulopenem, which include our planned Phase 1 clinical trials, which we expect will occur in 2018 and 2019;
•	conduct our three ongoing Phase 3 clinical trials for uUTI, cUTI and cIAI;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize oral sulopenem and sulopenem in the United States if we obtain marketing approval from the FDA;
•	establish manufacturing and supply chain capacity sufficient to provide commercial quantities of oral sulopenem and sulopenem, if we obtain marketing approval;
•	pursue the development of our sulopenem program in additional indications;
•	maintain, expand, defend and protect our intellectual property portfolio;
•	hire additional clinical, scientific and commercial personnel;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing and planned clinical trials of oral sulopenem and sulopenem;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we have applied for or may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2018, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease obligations (1)	7,347	797	3,151	846	2,553
Long-term debt obligations	15,000	—	11,897	3,103	—
Total	22,347	797	15,048	3,949	2,553

(1)	Reflects payments due for our leases of office space and a commercial facility under operating lease agreements that expire in 2022, 2023, 2026 and 2028.

Under the Pfizer License, we have agreed to make certain clinical, regulatory and sales milestone payments, pay royalties and make a potential one-time payment related to sublicensing income that exceeds a certain threshold. We have not included any contingent payment obligations, such as milestones, royalties, or one-time payments, in the table above as the amount, timing and likelihood of such payments are not known. During the third quarter, upon first patient dosing in our SURE 1 clinical trial, a milestone payment of $7.5 million was paid to Pfizer. A further and final $7.5 million milestone payment became payable in the fourth quarter as a result of first dosing of IV sulopenem in the cUTI clinical trial. We are obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

In June 2016, we entered into an agreement with a supplier whereby we agreed to pay $2.9 million to the supplier to acquire equipment, which will be used solely to manufacture product for us. In June 2018, we entered into a supplemental agreement with this supplier whereby we agreed to pay an additional $2.4 million for additional equipment and dedicated personnel under the same terms of the original agreement. These payments will be offset against the price of the product to be supplied under a future supply agreement. As of September 30, 2018, $1.7 million remained outstanding to the supplier.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $108.1 million, consisting of cash, commercial paper, U.S. treasury bills and agency bonds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Due to the short-term nature of our portfolio we do not believe an immediate interest rate increase of 100 basis points would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2017 and September 30, 2018, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the year ended December 31, 2017 or the nine months ended September 30, 2018 and 2017.

The interest rate on our secured credit facility is sensitive to changes in interest rates. Interest accrues at a per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate. The Wall Street Journal prime rate increased from 4.75% to 5.00% on June 14, 2018 and to 5.25% on September 27, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of September 30, 2018, we had an accumulated deficit of $107.5 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, have not been approved for sale and we may never have our product candidates approved for commercialization. We have financed our operations primarily through private placements of our preferred shares and, more recently, through our initial public offering of ordinary shares (IPO). In April 2018, we entered into a secured credit facility with Silicon Valley Bank (SVB) and made an initial drawdown of $15.0 million. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

We expect to continue to incur significant expenses and increasing operating losses as we conduct our ongoing and planned clinical trials of oral sulopenem and sulopenem, seek marketing approval for such product candidates if clinical trials are successful, and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•

conduct additional clinical trials for oral sulopenem and sulopenem, which include our three ongoing Phase 3 clinical trials, and our ongoing and planned Phase 1 clinical trials, which we expect to occur through 2019;

•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
•

establish a sales, marketing and distribution infrastructure to commercialize oral sulopenem and sulopenem in the United States if we obtain marketing approval from the U.S. Food and Drug Administration (FDA) and we choose to commercialize directly in the United States;

•	establish manufacturing and supply chain capacity sufficient to provide commercial quantities of oral sulopenem and sulopenem, if we obtain marketing approval;
•	pursue the development of our sulopenem program in additional indications;
•	maintain, expand, defend and protect our intellectual property portfolio;
•	hire additional clinical, scientific and commercial personnel;
•

add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our ongoing transition to a public reporting company; and

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

We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, oral sulopenem and sulopenem. Our ability to generate future revenue from product sales will require us to be successful in a range of challenging clinical and commercial activities, including:

•	enrolling and successfully completing the ongoing Phase 3 clinical trials in our three initial indications;
•	applying for and obtaining marketing approval for oral sulopenem and sulopenem;
•	protecting and maintaining our rights to our intellectual property portfolio related to our sulopenem program;

•

establishing and maintaining supply and manufacturing relationships with third parties that can support clinical development and can provide adequate commercial quantities of oral sulopenem and sulopenem, if approved;

•

establishing sales, marketing and distribution capabilities to effectively market and sell oral sulopenem and sulopenem, or entering into collaboration arrangements for the commercialization of oral sulopenem and sulopenem where we choose not to commercialize directly ourselves; and

•	obtaining market acceptance of oral sulopenem and sulopenem as viable treatment options.

Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Our expenses could increase if we are required by the FDA, the European Medicines Agency (EMA), or any comparable foreign regulatory authority, to perform different studies or studies in addition to those currently expected, or if there are any delays in completing our clinical trials, including delays or expense associated with increasing the sample size of any study, or the development of our sulopenem program or any future product candidates. Even if oral sulopenem or sulopenem are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of oral sulopenem and sulopenem.  Where we enter into collaboration arrangements with third-party collaborators for commercialization of product candidates, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

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

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we advance our clinical trials of oral sulopenem and sulopenem, seek marketing approval for such product candidates if clinical trials are successful, and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. If we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial.

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

We believe that our existing cash, cash equivalents, short-term investments, and available borrowings under our credit facility, will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2019. Our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing clinical trials of oral sulopenem and sulopenem, including our three Phase 3 clinical trials in our three initial indications;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we have applied for or may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

Assuming we obtain marketing approval for oral sulopenem and sulopenem, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities whether we choose to commercialize product candidates directly ourselves or seek to commercialize these through third-party collaboration arrangements. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

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

We currently have no products approved for sale and have invested substantially all of our efforts and financial resources in the development of our sulopenem program as the first and only oral and intravenous (IV) branded penem available globally. Our near-term prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize oral sulopenem and sulopenem. The success of our sulopenem program will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our three ongoing pivotal Phase 3 clinical trials of oral sulopenem and sulopenem;
•	clinical trial results with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
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

As Iterum, we have never obtained regulatory approval for, or commercialized, a drug. We must complete extensive preclinical and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals. To gain approval to market a product candidate, we must provide the FDA and foreign regulatory authorities with non-clinical, clinical and chemistry, manufacturing, and controls (CMC) data that adequately demonstrates the safety and efficacy of the product for the intended indication(s) applied for in the new drug application (NDA) or other respective regulatory filing. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical, nonclinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available.

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

Our business currently depends entirely on the successful development, regulatory approval and commercialization of our sulopenem program. The clinical development of our sulopenem program, or any future product candidates, is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. The results of preclinical and other nonclinical studies and/or early clinical trials of our product candidates or future product candidates may not be predictive of the results of later-stage clinical trials and interim results of a clinical trial do not necessarily predict final results. Notwithstanding any promising results in early nonclinical studies or clinical trials, we cannot be certain that we will not face similar setbacks.

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

In some instances, there can be significant variability in safety and/or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants, among others. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one of the factors listed or otherwise. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity of or intolerability of our product candidates or may determine that our product candidates are toxic or not well tolerated when that is not in fact the case. In the case of our clinical trials, results may differ on the basis of the type of bacteria with which patients are infected. We cannot assure our shareholders that any ongoing Phase 3 clinical trials that we are conducting or other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

We may encounter unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for oral sulopenem, sulopenem or any of our other product candidates, including:

•

although we are conducting our Phase 3 clinical trials pursuant to Special Protocol Assessment (SPA) agreements, the FDA or other comparable foreign regulatory authorities may ultimately disagree as to the design or implementation of our Phase 3 clinical trials or other clinical trials;

•	we may not reach agreement on acceptable terms with all clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;
•	clinical trials of our product candidates may produce unfavorable or inconclusive results;
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

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

Our failure to successfully initiate and complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business. We cannot assure our shareholders that our three ongoing Phase 3 clinical trials will be completed on schedule, if at all, or that we will not need to restructure our clinical trials. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of oral sulopenem, sulopenem or any other product candidate.

If we experience delays or difficulties in the enrollment of patients in clinical trials, clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may not be able to continue or complete our ongoing Phase 3 clinical trials or initiate, continue or complete other clinical trials of oral sulopenem, sulopenem or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

The inclusion and exclusion criteria for our ongoing Phase 3 clinical trials of oral sulopenem and sulopenem may adversely affect our enrollment rates for patients in these clinical trials. In addition, we may face competition in enrolling suitable patients as a result of other companies conducting clinical trials for antibiotic product candidates that are intended to treat similar infections, resulting in slower than anticipated enrollment in our clinical trials. Enrollment delays in our clinical trials may result in increased development costs for oral sulopenem and sulopenem, or slow down or halt our product development for oral sulopenem and sulopenem.

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

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure our shareholders that any of our ongoing clinical trials or any other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our sulopenem program in any indication.

Our ongoing Phase 3 clinical trials of oral sulopenem and sulopenem are subject to a number of specific risks arising from our clinical program and the design of such clinical trials.

We have not previously completed Phase 3 clinical trials of oral sulopenem or sulopenem in the indications uUTI, cUTI and cIAI, and we have not documented to the satisfaction of regulators that these treatments are effective in treating uUTIs, cUTIs or cIAIs in humans. Although we believe that oral sulopenem and sulopenem have the potential to treat uUTIs, cUTIs, and cIAIs in humans based on the results of prior preclinical studies and clinical trials, the results of these preclinical studies and clinical trials are not necessarily predictive of the results of our ongoing Phase 3 clinical trials, and we cannot guarantee that oral sulopenem and sulopenem will demonstrate the expected efficacy in clinical trial patients. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from nonclinical and clinical oral sulopenem and sulopenem studies will be validated in our ongoing Phase 3 clinical trials.

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

To date, sulopenem and sulopenem etzadroxil have generally been well tolerated in clinical trials conducted in healthy subjects and patients. During the development of oral sulopenem and sulopenem, patients have experienced drug-related side effects including diarrhea, temporary increases in hepatic enzymes, allergic reactions, and rash. In the Japanese program, one patient reported a serious adverse event related to sulopenem of a transient elevation in liver function tests. The patient died due to metastatic lung cancer. Other serious adverse events recorded in patients receiving sulopenem in the Japanese program, which were not considered by the investigator to be related to sulopenem, included myocardial infarction with respiratory failure and progression of underlying ovarian carcinoma, in both cases resulting in death. For each of these patients, sulopenem was not determined to be the cause of death. If unexpected adverse events occur in any of our clinical trials, we may need to abandon development of our product candidates, or limit development to lower doses or to certain uses or subpopulations in which the undesirable side effects or other unfavorable characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If oral sulopenem, sulopenem or any other product candidate that we develop does not achieve an adequate level of market acceptance, we may not generate significant product revenues and, therefore, we may not become profitable. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the product candidate as demonstrated in clinical trials as compared to alternative treatments;
•	the potential and perceived advantages and disadvantages of the product candidates, including cost and clinical benefit relative to alternative treatments;
•	relative convenience and ease of administration;
•	the clinical indications for which the product candidate is approved;
•	the willingness of physicians to prescribe the product;
•	the willingness of hospital pharmacy directors to purchase the product for their formularies;
•	acceptance by physicians, patients, operators of hospitals and treatment facilities and parties responsible for coverage and reimbursement of the product;
•	the availability of coverage and adequate reimbursement by third-party payors and government authorities;
•	the effectiveness of our sales and marketing efforts or that of collaborators, where we choose not to commercialize directly ourselves;
•	the strength of marketing and distribution support;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved risk evaluation and mitigation strategy;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;
•	the approval of other new products for the same indications;
•	the timing of market introduction of the approved product as well as competitive products;
•	adverse publicity about the product or favorable publicity about competitive products;
•	the emergence of bacterial resistance to the product; and
•	the rate at which resistance to other drugs in the target infections grows.

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

We are currently evaluating our commercialization strategy in the United States and other territories. We are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties.  If oral sulopenem and sulopenem receive regulatory approval, we intend to build a commercial organization and recruit a targeted sales force with technical expertise, an internal marketing and health resource group, as well as a managed markets group focused on reimbursement activities with third-party payors and a specialty distribution team to ensure pharmacy-level stocking and, where we choose not to commercialize directly ourselves, we will seek to commercialize oral sulopenem and sulopenem through collaboration arrangements. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

Factors that may inhibit our efforts to commercialize our products directly include:

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

For those countries in which we choose not to commercialize directly ourselves, which may include the United States, we intend to use collaborators that have direct sales forces and established distribution systems to assist with the commercialization of oral sulopenem, sulopenem and any other product candidate. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

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

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to oral sulopenem, sulopenem and other product candidates that we may seek to develop and commercialize in the future. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of multi-drug resistant infections. Potential competitors also include academic institutions, government agencies and other public and private research organizations. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than oral sulopenem, sulopenem or any other product candidates that we may develop, which could render our product candidates obsolete and noncompetitive.

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

There are also a number of oral product candidates in clinical development by third parties that are intended to treat UTIs. Some mid- to late-stage product candidates include ceftibuten clavulanate from Achaogen, Inc., tebipenem pivoxil from Spero Therapeutics, Inc., delafloxacin from Melinta Therapeutics, Inc., pivmecillinam from Utility Therapeutics Limited, ETX0282CPDP (a novel beta-lactamase inhibitor combined with cefpodoxime proxetil) from Entasis Therapeutics Holdings Inc. and omadacycline from Paratek Pharmaceuticals, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from Allergan plc and Pfizer Inc., Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Achaogen, Inc, and Xerava from Tetraphase Pharmaceuticals, Inc. There are also a number of IV-administered product candidates in late-stage clinical development that are intended to treat resistant gram-negative infections, including cefiderocol from Shionogi & Co. Ltd., Contepo from Nabriva Therapeutics plc (formerly Zavante Therapeutics, Inc.) and imipenem-relabactam from Merck & Co.

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

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotics Incentives Now Act (the GAIN Act). The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products (QIDP). One such incentive is that, once a product receives QIDP designation and completes the necessary clinical trials and is approved by the FDA, it will be given an additional five years of regulatory exclusivity regardless of whether it is protected by a patent, provided that it is already eligible for another type of regulatory exclusivity. The FDA has designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI and cIAI. In December 2016, the Cures Act was passed, providing additional support for the development of new infectious disease products. These incentives may result in more competition in the market for new antibiotics and, may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of product candidates that could be competitive with oral sulopenem, sulopenem and our other product candidates.

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

Because we conduct clinical trials with human patients, we face the risk that the use of our product candidates may result in adverse side effects to patients in our clinical trials. We face even greater risks upon any commercialization of our product candidates. Although we have product liability insurance, which covers our clinical trials for up to $10 million, which will be increased to $20 million mid November 2018, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We will need to increase our insurance coverage if and when we receive marketing approval for and begin selling oral sulopenem, sulopenem or any other product candidate. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, if at all.

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

We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could delay or negatively impact the development and commercialization of our sulopenem program and any future product candidates or technology, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property or, could lead to the public exposure of personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to disclosure or modification of, personally identifiable information, could harm our reputation, compel us to comply with applicable European, and United States federal and/or state, breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation and liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer reputational damage, financial loss and other negative consequences because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

The Pfizer License gives us exclusive worldwide rights to develop, manufacture, and commercialize sulopenem etzadroxil and sulopenem, or any other prodrug of sulopenum previously identified by Pfizer as well as the right to use relevant information and regulatory documentation developed by Pfizer to support any regulatory filing worldwide. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop, obtain regulatory approval for and commercialize sulopenem etzadroxil and sulopenem by implementing a specified development plan and providing an update on progress on an annual basis. Under the Pfizer License, we paid Pfizer a one-time non-refundable upfront fee of $5.0 million, a $7.5 million clinical milestone based on first patient dosed in our Phase 3 clinical trial with sulopenem etzadroxil and are obligated to pay Pfizer milestone payments upon the achievement of other specified clinical, regulatory and sales milestones as well as royalties ranging from a single-digit to mid-teens percentage based on the amount of marginal net sales of each licensed product. Pfizer also received 381,922 of our Series A preferred shares (which converted to ordinary shares on the closing of our IPO) as additional payment for the licensed rights.

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

Although we are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. For those countries in which we choose not to commercialize directly ourselves, we intend to seek to commercialize oral sulopenem and sulopenem through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements but plan to initiate discussions with potential commercial partners.

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

As drug candidates are developed through nonclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, methods of making drug formulations, and drug formulations, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our drug candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates and jeopardize our ability to commence sales and generate revenue.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third party patent which might adversely affect our ability to develop and market our product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

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

The FDA designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI and cIAI which provides the potential for a more rapid review cycle for an NDA and could add five years to any regulatory exclusivity period that we may be granted.  However, that does not guarantee that we will receive any regulatory exclusivity or that any such exclusivity will be for a period sufficient to provide us with any commercial advantage. Moreover, we do not own or license any patent directed to the compound sulopenem.

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

In the last few years, the USPTO has developed regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA, and, in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business and this may not be known until such time as we, or our licensor’s or collaboration partners, are filing patent applications for an invention or seeking to defend issued patents. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaboration partners’ patent applications and the enforcement or defense of our or our licensors’ or collaboration partners’ issued patents, all of which could have an adverse effect on our business and financial condition.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we are conducting our Phase 3 clinical trials pursuant to SPA agreements, the FDA may still require us to conduct additional nonclinical studies or clinical trials for our product candidates either prior to or post-approval, and it may otherwise object to elements of our clinical development program.

We have not submitted an NDA for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA has substantial discretion in the review and approval process and may refuse to accept for filing any application or may decide that our data is insufficient for approval and require additional nonclinical, clinical or other studies. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•

although we are conducting our Phase 3 clinical trials pursuant to SPA agreements, the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials;

•	negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that our product candidates are safe and effective for the proposed indication(s);
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from nonclinical studies or clinical trials;
•	our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional nonclinical studies or clinical trials;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling and/or the specifications for our product candidates; or
•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

We are currently evaluating our commercialization strategy in the United States and other territories. We believe that in addition to the United States, Europe represents a significant market opportunity because of rising rates of extended spectrum ß-lactamases (ESBL) resistance. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations

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

Irish capital acquisitions tax (CAT) could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €320,000 in respect of taxable gifts or inheritances received from their parents applying to gifts and inheritances on or after 10 October 2018. See the section entitled “Irish Tax Considerations–-Capital Acquisitions Tax” in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 25, 2018 for more information.

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

The price of our ordinary shares has been volatile and could be subject to volatility related or unrelated to our operations and our shareholders’ investment in us could suffer a decline in value.

Since our IPO in May 2018, the trading price of our common stock has fluctuated between a low of $5.55 and a high of $13.00 per share. The trading price of our ordinary shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section of this document and others, such as:

•	results from, and any delays in, our current and future clinical trials, in particular our three ongoing Phase 3 clinical trials related to oral sulopenem and sulopenem;
•	announcements of regulatory approval or disapproval of oral sulopenem and sulopenem or future product candidates;
•	delays in the commercialization of oral sulopenem and sulopenem or any future product candidates;
•	manufacturing and supply issues related to our development programs and commercialization of oral sulopenem and sulopenem or any of our future product candidates;
•	quarterly variations in our results of operations or those of our competitors;
•	changes in our earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;
•	announcements relating to future development or license agreements including termination of such agreements;
•	adverse developments with respect to our intellectual property rights or those of our principal collaborators;
•	commencement of litigation involving us or our competitors;
•	changes in our board of directors or management;
•	new legislation in the United States relating to the prescription, sale, distribution or pricing of drugs;
•	product liability claims, other litigation or public concern about the safety of oral sulopenem or sulopenem or future products;
•	market conditions in the healthcare market in general, or in the antibiotics segment in particular, including performance of our competitors; and
•	general economic conditions in the United States and abroad.

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

Based on shares outstanding as of October 31, 2018, our executive officers, directors, holders of 5% or more of our ordinary shares and their respective affiliates beneficially own in the aggregate approximately 69.5% of our outstanding ordinary shares. As a result of their share ownership, these holders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring shareholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that our shareholders may feel are in their best interest.

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

As at October 31, 2018, we had 14,159,423 ordinary shares outstanding. Of these outstanding ordinary shares, 3,640,978 ordinary shares sold as part of our IPO are freely tradable. The remaining 10,518,445 ordinary shares (which includes ordinary shares purchased as part of our IPO by our “affiliates”, as that term is defined in Rule 144 promulgated under the Securities Act), are subject to lock-up agreements. The lock-up agreements pertaining to our IPO will expire on November 20, 2018. The representatives of the underwriters, however, may permit our shareholders who are subject to these lock-up agreements to sell their ordinary shares prior to the expiration of those agreements. After the lock-up agreements expire, 10,518,445 ordinary shares will be eligible for sale in the public market subject to certain conditions.  The holders of 7,809,423 ordinary shares will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration under the Securities Act would result in the shares becoming freely tradable without restriction immediately upon effectiveness of the registration, except for shares held by affiliates which will be subject to Rule 144 limitations applicable to affiliates. The remaining 2,709,022 ordinary shares will become immediately eligible for sale on expiration of the lock-up agreements, subject to Rule 144 limitations applicable to affiliates.  Any sales of securities by these shareholders could have an adverse effect on the trading price of our ordinary shares.

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

We received aggregate gross proceeds from our initial public offering of $82.5 million, or aggregate net proceeds of $74.2 million after deducting underwriting discounts and commissions of $5.8 million and offering costs of $2.5 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates

As of September 30, 2018 we had used approximately $32.3 million from our IPO proceeds, including the clinical milestone payment of $7.5 million owed to Pfizer, pursuant to the exclusive license agreement we have entered into with Pfizer, which was paid in September 2018. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 25, 2018.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1	Amended and Restated Constitution of Iterum Therapeutics plc(1)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)     Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2018 (File No. 001-38503) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 14, 2018	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: November 14, 2018	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer