Form 10-K
period 2018-12-31
Iterum Therapeutics plc
filed 2019-03-25
CIK 1659323

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38503

Iterum Therapeutics plc

(Exact name of Registrant as specified in its Charter)

Ireland	98-1283148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Block 2 Floor 3, Harcourt Centre,

Harcourt Street,

Dublin 2, Ireland

(Address of principal executive offices)

Not applicable

(Zip Code)

(+353) 1 903-8920

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.01 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s ordinary shares, $0.01 par value per share, on the Nasdaq Global Market on June 30, 2018, was $151,081,043.

The number of shares of Registrant’s Common Shares outstanding as of February 28, 2019 was 14,367,441.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive proxy statement for the Registrant’s 2019 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2018.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our use of cash reserves;
•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the potential advantages of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	our ability to draw down our second term loan with Silicon Valley Bank;
•	our manufacturing plans;
•	our sales, marketing and distribution capabilities and strategy;
•	market acceptance of any product we successfully commercialize;
•	the pricing, coverage and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business and product candidates;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to enter into strategic arrangements, collaborations and/or commercial partnerships in the United States and other territories and the potential benefits of such arrangements;
•	our estimates regarding expenses, capital requirements and needs for additional financing;
•	our expectations regarding how far into the future our cash on hand will fund our ongoing operations;
•	our financial performance; and
•	developments relating to our competitors and our industry.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

You should read this Annual Report and the documents that we have filed with the Securities and Exchange Commission, or SEC, as exhibits to this Annual Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

ii

This Annual Report also contains industry, market and competitive position data from our own internal estimates and research as well as industry and general publications and research surveys and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and our management’s understanding of industry conditions. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source. The industry in which we operate is subject to a high degree of uncertainty and risks due to various factors, including those described in the section titled “Risk Factors.”

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

iii

PART I

Item 1. Business.

Overview

We are a pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have also successfully developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid. Both sulopenem product candidates have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones. We see two distinct opportunities for our sulopenem program: patients at elevated risk for treatment failure in the community setting suffering from uncomplicated urinary tract infections (uUTI) and hospitalized patients suffering from complicated, antibiotic-resistant infections. During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program, which includes: a Phase 3 uncomplicated urinary tract infections, or uUTI, clinical trial, known as SUlopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infections, or cUTI, clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI, and a Phase 3 complicated intra-abdominal infections, or cIAI, clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We are conducting these three Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. We expect to complete enrollment and produce top-line data for all three clinical trials in the second half of 2019, and to submit our new drug applications (NDAs) to the FDA by the end of 2019.

In November 2015, we acquired an exclusive, worldwide license under certain patents and know-how to develop and commercialize sulopenem and its oral prodrug, sulopenem etzadroxil, from Pfizer Inc. (Pfizer). Pfizer conducted Phase 1 and Phase 2 clinical trials of sulopenem delivered intravenously in Japan in over 1,450 patients with a variety of hospital and community acquired infections. These clinical trials documented a treatment effect in the indications studied and provided preliminary insights into the safety profile for sulopenem, which will continue to be assessed with additional clinical trials. Pfizer subsequently developed sulopenem into a prodrug formulation, sulopenem etzadroxil, to enable oral delivery. Once this prodrug is absorbed in the gastrointestinal tract, the etzadroxil ester is immediately cleaved off and the active moiety, sulopenem, is released into the bloodstream. We have further enhanced this prodrug formulation with the addition of probenecid to extend sulopenem’s half-life and enhance its antibacterial potential. Probenecid is a pharmacokinetic enhancer that has been safely and extensively used globally for decades. The oral dose of sulopenem etzadroxil-probenecid has been combined in a single bilayer tablet, which we refer to as oral sulopenem. We refer to sulopenem delivered intravenously as sulopenem and, together with oral sulopenem, as our sulopenem program.

The treatment of urinary tract and intra-abdominal infections has become more challenging because of the development of resistance by pathogens responsible for these diseases. There are approximately 13.5 million emergency room and office visits for symptoms of urinary tract infections (UTIs) and approximately 21 million uUTIs in the United States annually. Based on market research, physicians estimated that approximately 35% of these patients are at elevated risk for treatment failure. Proper antibiotic treatment of drug-resistant infections in this group is particularly important due to the risks associated with treatment failure. Elevated risk patients were defined in the research as patients with recurrent UTIs, elderly patients, patients who have a suspected or confirmed drug-resistant infection, patients with comorbidities (e.g., Diabetes mellitus) or that are immunocompromised, patients that have had a recent hospitalization, patients with a history of prior antibiotic failure and patients in a long-term care setting. Treatment failures pose significant clinical and economic challenges to the healthcare system. There are also approximately 3.6 million patients with cUTI and approximately 350,000 patients with cIAI that require antibiotic therapy every year in the United States.

Growing antibiotic resistance to E. coli, the primary cause of UTIs, has complicated the choice of treatment alternatives in both the community and hospital settings, reducing effective treatment choices for physicians. In addition, the Infectious Diseases Society of America and European Society for Microbiology and Infectious Diseases recommend against empiric use, or prescribing without results from a bacterial culture, of fluoroquinolones for uUTIs in their 2010 Update to the International Clinical Practice Guidelines for the Treatment of Acute Uncomplicated Cystitis and Pyelonephritis in Women. Similarly, the FDA in its November 2015 Advisory Committee meeting stated that the risk of serious side effects caused by fluoroquinolones generally outweighs the benefits for patients with uUTIs and other uncomplicated infections. Subsequently, the FDA mandated labeling modifications for fluoroquinolone antibiotics directing healthcare professionals to reserve fluoroquinolones for patients with no other treatment alternatives. In December 2018 the FDA further warned that fluoroquinolone antibiotics could cause aortic aneurysm and dissection in certain patients, especially older persons. In October 2018, the EMA’s pharmacovigilance risk assessment committee recommended restrictions on the use of broad-spectrum antibiotics, fluoroquinolones and quinolones, following a review of side effects that were reported to be “disabling and potentially long-lasting.” The committee further stated that fluoroquinolones and quinolones should only be used to treat infections where an antibiotic is essential, and others cannot be used.

None of the most commonly used oral antibiotics for treatment of uUTIs were initially approved by the FDA within the last two decades. We believe oral sulopenem will be an important empiric treatment option for elevated risk uUTI patients because of its potency against resistant pathogens, as well as its spectrum of antibacterial activity. In addition, oral sulopenem will allow patients who develop an infection with a resistant pathogen but are stable enough to be treated in the community, to avoid the need for an IV catheter and even hospitalization. The primary endpoint of our uUTI Phase 3 clinical trial is designed to demonstrate non-inferiority in patients with ciprofloxacin-susceptible pathogens but also provides an opportunity to demonstrate superiority to ciprofloxacin for oral sulopenem in patients with ciprofloxacin-resistant pathogens.

In the hospital setting, the lack of effective oral stepdown options results in the potential for lengthy hospital stays or insertion of a peripherally inserted central catheter (PICC) to facilitate administration of IV antibiotics, even for some patients with relatively straightforward infections. Our sulopenem program may enable faster discharges, providing cost-saving advantages for the hospital and mitigating the risk of catheter-related infection for patients. Based on potency, safety and formulation advantages, we believe our sulopenem program is uniquely positioned to address unmet medical needs for patients suffering from uncomplicated and complicated infections in both the community and hospital settings.

If the FDA approves oral sulopenem and sulopenem, we plan to seek a commercial partner and/or build a commercial infrastructure to launch both product candidates in the United States. Data from a study we commissioned in 2017 to quantify quinolone resistance by zip code, in addition to data from our clinical trials and available prescriber data, will inform our initial targeted sales force as to where the medical need for a new, effective therapy for UTIs is highest in the community and hospital settings. Outside of the United States, we are evaluating our options to maximize the value of our sulopenem program.

We expect to register two suppliers and validate at least one supplier for the manufacture of the active pharmaceutical ingredient (API) at the time of our planned regulatory filings in the United States by the end of 2019. We will initially rely on a single third-party facility to manufacture all of our sulopenem tablets. In the future, given the importance of oral sulopenem to our potential commercial results, we will consider establishing additional sources.

Sulopenem etzadroxil has an issued composition of matter patent in the United States (which we have exclusively licensed from Pfizer) that is scheduled to expire in 2029, subject to potential extension to 2034 under the Drug Price Competition and Patent Term Restoration Act of 1984, hereinafter referred to as the Hatch-Waxman Act. In addition, the FDA has designated sulopenem and oral sulopenem as Qualified Infectious Disease Products (QIDP) for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease pursuant to the Generating Antibiotic Incentives Now Act (the GAIN Act). Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status makes sulopenem and oral sulopenem eligible to benefit from certain incentives for the development of new antibiotics provided under the GAIN Act. Further, QIDP status could add five years to any regulatory exclusivity period that we may be granted. QIDP status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. None of our licensed patents cover the IV formulation of sulopenem. Fast track status provides an opportunity for more frequent meetings with the FDA, more frequent written communication related to the clinical trials, eligibility for accelerated approval and priority review and the potential for a rolling review.

Sulopenem Program, Clinical and Regulatory Status

We plan to pursue three initial indications for oral sulopenem and sulopenem, as summarized in the chart below. We designed these Phase 3 clinical trials based on extensive in vitro microbiologic surveillance data, Phase 1 pharmacokinetic data from healthy volunteers as well as population pharmacokinetic data from patients, animal models in relevant disease settings, Phase 2 data from a program performed with sulopenem by Pfizer in Japan in the early 1990s, and regulatory feedback from the FDA at our end-of-Phase 2 meeting, all supported by an advanced commercial manufacturing program which will provide clinical supplies.

In the third quarter of 2018 we initiated all three Phase 3 clinical trials, which are being conducted under SPA agreements from the FDA. We expect to complete enrollment and produce top-line data for all three clinical trials in the second half of 2019 and submit our NDAs to the FDA by the end of 2019.

Our Strategy

Our strategy is to develop and commercialize our sulopenem program for multiple indications, and in the long term to build a market-leading anti-infective business. The key elements of this strategy include the following:

•

Complete sulopenem clinical development in three initial indications. Conduct single Phase 3 clinical trials in each of our three initial indications: uUTI, cUTI and cIAI. All three clinical trials were initiated in the third quarter of 2018, and we expect to conclude enrollment in the second half of 2019, with top-line data available in the same period.  Each of these trials is being conducted under a SPA agreement with the FDA.

•

Obtain regulatory approval for oral sulopenem and sulopenem in the United States and subsequently in the European Union. We designed our Phase 3 clinical program based on extensive discussions with the FDA, including our end-of-Phase 2 meeting in July 2017, and considered scientific advice received from the EMA to meet the regulatory filing requirements in the European Union. If our Phase 3 clinical trials are successful, we plan to submit NDAs for both oral sulopenem and sulopenem to the FDA by the end of 2019 and subsequently submit an MAA to the EMA.

•

Maximize commercial potential of our sulopenem program. If approved, we intend to seek a commercial partner and/or directly commercialize our sulopenem program in the United States with a targeted sales force across the community and hospital settings. Outside of the United States, we are evaluating our options to maximize the value of our sulopenem program.

•

Pursue the development of oral sulopenem and sulopenem in additional indications. In the future, we may pursue development of our sulopenem program in additional indications in adults and children, including community acquired bacterial pneumonia, bacterial prostatitis, diabetic foot infection and bone and joint infection, as well as new formulations to support these indications.

•

Build a portfolio of differentiated anti-infective products. We intend to enhance our product pipeline through strategically in-licensing or acquiring clinical stage product candidates or approved products for the community and/or hospital and acute care markets. We believe that our focus on acute care in both the community and hospital markets will make us an attractive partner for companies seeking to out-license products or product candidates in our areas of focus.

The Medical Need

Urinary Tract and Intra-Abdominal Infections

UTIs are among the most common bacterial infections encountered in the ambulatory setting. A UTI occurs when one or more parts of the urinary system (kidneys, ureters, bladder or urethra) become infected with a pathogen (most frequently, bacteria). While many UTIs are not considered life-threatening, if the infection reaches the kidneys, serious illness, and even death, can occur. UTI diagnoses are stratified between either complicated or uncomplicated infections. uUTI refers to the invasion of a structurally and functionally normal urinary tract by a nonresident infectious organism (e.g., acute cystitis), and is diagnosed and commonly treated in an outpatient setting with an oral agent. Conversely, cUTIs, including acute pyelonephritis, are defined as a UTI ascending from the bladder accompanied by local and systemic signs and symptoms, including fever, chills, malaise, flank pain, back pain, and/or costo-

vertebral angle pain or tenderness, that occur in the presence of a functional or anatomical abnormality of the urinary tract or in the presence of catheterization, with treatment typically initiated by IV therapy in a hospital setting.

cIAIs have similar challenges to those of cUTIs. These complicated infections extend from a gastrointestinal source, such as the appendix or the colon, into the peritoneal space and can be associated with abscess formation.

Antimicrobial Resistance is Increasing

E. coli is growing increasingly resistant to many classes of antibiotics, which is especially problematic for patients suffering from UTIs because E. coli is the primary cause of those infections. The market-leading antibiotics, fluoroquinolones (e.g., Cipro, Levaquin) and trimethoprim-sulfamethoxazole (e.g., Bactrim, Septra), currently have E. coli resistance rates over 20% nationally. In 2015, approximately 75% of oral prescriptions for UTIs written in the United States were for fluoroquinolones or trimethoprim-sulfamethoxazole. In hospitals, fluoroquinolones have greater than 30% resistance to E. coli in approximately half the states in the United States, and have greater than 25% resistance rates in nearly 80% of the states. Between 2000 and 2009 the prevalence of extended spectrum ß-lactamases (ESBL)-producing E. coli and ESBL-producing K. pneumoniae more than doubled from 3.3% to 8.0% and from 9.1% to 18.6%, respectively. During the same timeframe, hospitalizations caused by ESBL-producing organisms increased by about 300%. The national resistance rate of E. coli to cephalosporins was estimated to be approximately 13% for the combined years of 2011 to 2015.

We have further delineated the prevalence of bacterial resistance to antibiotics used to treat UTIs in the United States. Based on urine culture results obtained at the zip code level from outpatient UTIs, we concluded that the prevalence of resistance of Enterobacteriaceae to quinolone antibiotics is over 20% in a significant portion of the country. In addition, in 2015, 25 states identified as high prevalence for E. coli resistance produced approximately 75% of all UTI prescriptions in the United States.

Geographic prevalence of quinolone non-susceptible Enterobacteriaceae by zip code in outpatient urine cultures.

Numbers represent hospital centers from which data were derived

As antibiotic resistance leads to increased costs of treatment and increased morbidity, as well as increased mortality, there is an urgent unmet medical need for antimicrobial agents that can be utilized in community and hospital infections. The antimicrobial class of penems has the potential to address many of the relevant resistance issues associated with ß-lactam antibiotics because of a targeted spectrum of antibacterial activity and intrinsic stability against hydrolytic attack by many ß-lactamases, including ESBL and AmpC enzymes.

There is a Significant Population at Risk

There are approximately 13.5 million emergency room and office visits for symptoms of UTIs and approximately 21 million uUTIs in the United States annually. Based on market research, physicians estimated that approximately 35% of these patients are at elevated risk for treatment failure. Proper antibiotic treatment of drug-resistant infections in this group is particularly important due to the consequences associated with treatment failure. Elevated risk patients were defined in the research as patients with recurrent UTIs, elderly patients, patients who have a suspected or confirmed drug-resistant infection, patients with comorbidities (e.g., Diabetes mellitus) or that are immunocompromised, patients that have had a recent hospitalization, patients with a history of prior antibiotic failure and patients in a long-term care setting.

There are also approximately 3.6 million patients with cUTI and approximately 350,000 patients with cIAI that require antibiotic therapy every year in the United States.

Limited Treatment Options

In addition to worsening antibiotic resistance, many of the antibiotics currently used for first-line empiric oral treatment of uUTIs, such as nitrofurantoin and trimethoprim-sulfamethoxazole, suffer from significant safety and tolerability concerns. Pulmonary fibrosis and diffuse interstitial pneumonitis has been observed in patients treated with nitrofurantoin, which is contraindicated in pregnant women after 38 weeks of gestation and newborn children due to hemolytic anemia and in patients with poor renal function. Trimethoprim-sulfamethoxazole is associated with fatal hypersensitivity reactions, embryofetal toxicity, hyperkalemia, gastrointestinal disturbances and rashes, including rare cases of Stevens-Johnson Syndrome. In addition, some antibiotics, such as nitrofurantoin and fosfomycin, have poor tissue penetration.   While fluoroquinolones are now the most widely used antibiotic class in treating community and hospital gram-negative infections, the Infectious Diseases Society of America and the European Society for Microbiology and Infectious Diseases now recommend against empiric use of fluoroquinolones for uUTIs in their 2010 Update to the International Clinical Practice Guidelines for the Treatment of Acute Uncomplicated Cystitis and Pyelonephritis in Women as they “have a propensity for collateral damage and should be reserved for important uses other than acute cystitis and thus should be considered alternative antimicrobials for acute cystitis.” Similarly, the FDA in its November 2015 Advisory Committee meeting stated that the risk of serious side effects caused by fluoroquinolones generally outweighs the benefits for patients with uUTIs and other uncomplicated infections. Serious side effects associated with fluoroquinolones include tendon rupture, tendinitis, and worsening symptoms of myasthenia gravis and peripheral neuropathy. Subsequently, the FDA mandated labeling modifications for fluoroquinolones antibiotics directing healthcare professionals to reserve fluoroquinolones for patients with no other treatment alternatives. In December 2018 the FDA further warned that fluoroquinolone antibiotics could cause aortic aneurysm and dissection in certain patients, especially older persons.  In October 2018 the EMA’s pharmacovigilance risk assessment committee recommended restrictions on the use of broad-specturm antibiotics, fluoroquinolones and quinolones, following a review of side effects that were reported to be “disabling and potentially long-lasting”. The committee further stated that fluoroquinolones and quinolones should only be used to treat infections where an antibiotic is essential, and others cannot be used.

The limited oral antibiotic treatment options for patients with uUTIs can sometimes result in hospitalization to facilitate administration of IV antibiotics for patients whose infection progresses; In addition, some patients whose uUTI remains uncomplicated may require hospital admission for IV therapy. For patients with cUTIs, the lack of effective oral stepdown options, and the paucity of new treatment options, which is demonstrated by the fact that none of the most commonly used oral agents were initially approved by the FDA in the last two decades, results in the potential for lengthy hospital stays or insertion of a PICC to facilitate administration of IV antibiotics, even for some patients with relatively straightforward infections. Therefore, based both on the epidemiology described above and recent discussions with practicing clinicians and pharmacists, we believe there is a pressing need for a novel oral antibacterial therapy for UTI, both complicated and uncomplicated, that has potent activity against ESBL producing and quinolone resistant gram-negative organisms.

The Challenge of Developing Antibiotics

Antibiotics work by targeting a critical function of the bacteria and rendering it non-functional. These critical functions include the ability to make proteins, to replicate further, and to build protective envelopes against the harsh external environment. These functions are coded in the bacteria’s DNA, which is copied over to each generation. Occasionally errors are made in the copying; typically, these errors kill off the progeny but can sometimes actually help them survive under specific circumstances, namely when threatened by an antibiotic.

Bacterial mutations, these changes in DNA coding, allow the organism to adapt their protein structures so as to prevent target-specific antibiotics from working. Over time, subsequent generations of bacteria retain these mutations and even develop additional mutations making them resistant to multiple classes of antibiotics and generating what is known as multi-drug resistant (MDR) pathogens. Furthermore, bacteria have also developed mechanisms that allow them to pass these genetic mutations directly to other nearby bacteria, even those from a different species. As there are a limited number of antibiotic classes available today, there is a concern that eventually we will not have any antibiotics to treat patients who develop an infection caused by these MDR bacteria. We continue to need new antibiotics that stay one step ahead of these mutating bacteria in order to protect against the infections that they cause.

The Solution to Rising Resistance

The solution to the problem of resistance is based on strategies to use those antibiotics only when patients really need them, limiting the number of opportunities for the bacteria to develop these mutations, and to continue efforts aimed at the discovery and development of new and effective antibacterial agents.

These new agents will need to:

•	kill the organisms responsible for the actual infection;
•	target a specific bacterial function and overcome the existing resistance mechanisms around that function;
•	be powerful enough to require a minimal amount of drug to kill the organism at the site of infection; and
•	be delivered to a patient in a manner which is safe, tolerable and convenient.

For the last thirty years, the penem class of antibiotics, including carbapenems such as imipenem, meropenem, doripenem and ertapenem, have been potent and reliable therapeutic options for patients with serious infections. Their spectrum of activity includes those pathogens responsible for infections such as those in the intra-abdominal space, urinary tract, and respiratory tract with a potency as good or better than any other antibiotic class, targeting the cell wall of bacteria, a critical element of bacterial defense. Resistance to the class, generally caused by organisms which have acquired a carbapenemase, is rarely, if ever, seen in the community setting and is primarily localized to patients with substantial healthcare exposures, particularly recent hospitalizations. These drugs are generally very well tolerated. Their limitation is the requirement to be delivered intravenously, restricting their utility to hospitalized patients.

Our Sulopenem Program

Our sulopenem program has the potential to offer a solution to the problem of antibiotic resistance and the limitations of existing agents. Sulopenem has in vitro activity against gram-negative organisms with resistance to one or more established antibiotics and can be delivered in an oral formulation. If a UTI occurs in the community setting, oral sulopenem can be provided as a tablet, offering an option for care of those with a culture proven or suspected MDR pathogen, potentially avoiding the need for hospitalization. If a patient requires hospitalization for an infection due to a resistant organism, treatment can be initiated intravenously with sulopenem and once the infection begins to improve, stepped down to oral sulopenem, potentially enabling the patient to leave the hospital.

Potential Advantages of Oral Sulopenem and Sulopenem

We are developing our sulopenem program to offer patients and clinical care providers a new option to treat drug-resistant gram-negative infections with confidence in its antimicrobial activity, and the flexibility to treat patients in the community while getting those hospitalized back home.

Sulopenem’s differentiating characteristics include:

•

Activity as an oral agent and favorable pharmacokinetic profile. Sulopenem is the active moiety with antibacterial activity. Oral sulopenem is a prodrug specifically selected among many other prodrug candidates because it enables the absorption of sulopenem from the gastrointestinal tract. It is this oral agent, sulopenem etzadroxil, combined with probenecid that we believe meets an urgent medical need to allow patients with resistant pathogens to be treated safely in the community, as well as allowing hospitalized patients to continue their treatment at home. Oral sulopenem is sufficiently absorbed from the gastrointestinal tract to allow the parent compound, sulopenem, to achieve adequate exposure in the tissues and, as demonstrated in animal models, to significantly reduce the burden of offending pathogens. Based on pharmacokinetic modeling and supported by prior clinical data from Japan, we believe dosing of the oral agent twice daily will provide tissue exposure sufficient to resolve clinical infection.

•

Targeted spectrum of activity against relevant pathogens without pressure on other incidental gram-negative organisms. Sulopenem is active against the pathogens that are most likely to cause infection of the urinary and gastrointestinal tract, including E. coli, K. pneumoniae, P. mirabilis and B. fragilis. Like ertapenem, sulopenem is not active against certain gram-negative organisms such as Pseudomonas aeruginosa and Acinetobacter baumannii. These organisms are not typically seen in community UTIs and are infrequently identified in UTIs in the hospital, except when patients have had an indwelling urinary catheter for an extended duration. As a result, we believe the targeted spectrum of sulopenem is less likely to put pressure on those pathogens which could otherwise have led to carbapenem resistance.

•

Activity against multidrug resistant pathogens. Bacteria are accumulating resistance mechanisms to multiple classes of antibiotics within the same organism, and, as a consequence, physicians are losing confidence in existing antibiotics as empiric therapy before culture results become available. Sulopenem is active against organisms that have multiple resistance mechanisms and can help avoid some of the consequences of ineffective antibiotic therapy.

•

Documented safety and tolerability profile. Adverse event data collected as part of the Japanese Phase 2 development program conducted by Pfizer with the IV formulation provided preliminary insights into the safety profile for sulopenem, which will continue to be assessed with additional clinical trials. Data is also available for the oral formulation collected in healthy volunteers in the Phase 1 program conducted by us that is consistent with a well-tolerated regimen and similar to the adverse event profile observed with the IV formulation. One additional adverse event identified with the oral prodrug is loose stools, which were considered of mild severity and were self-limited, as seen with other broad spectrum oral antibiotics with activity against the anaerobic flora of the gastrointestinal tract. In the Japanese program, one patient reported a serious adverse event related to sulopenem of a transient elevation in liver function tests. The patient died due to metastatic lung cancer. Other serious adverse events recorded in patients receiving sulopenem in the Japanese program, which were not related by the investigator to sulopenem, included myocardial infarction with respiratory failure and progression of underlying ovarian carcinoma, in both cases resulting in death. For each of these patients, sulopenem was not determined to be the cause of death.

•

Availability of an IV formulation. Sulopenem is expected to be available intravenously. Patients sick enough to require hospitalization may not be good candidates for initial oral therapy given potential uncertainties around the ability to absorb drugs due to diminished gastrointestinal and target tissue perfusion in patients with compromised cardiovascular status associated with sepsis or reduced gastrointestinal motility. An IV and oral formulation will enable the conduct of clinical registration trials in a manner consistent with typical clinical practice, allow for confidence in the initiation of therapy in seriously ill patients and, if approved, offer both important formulations as therapeutic options.

•

Advanced manufacturing program. The synthetic pathway for sulopenem, initially defined in the 1980s, has now evolved through its third iteration, incorporating improvements in yield and scalability. We expect to register two different contract manufacturing organizations to manufacture the API for oral sulopenem and sulopenem. Both of the contract manufacturers have the capability to produce vials for IV delivery. We will initially rely on a single third-party facility to manufacture all of our sulopenem tablets. In the future, given the importance of sulopenem to our potential commercial results, we will consider establishing additional sources.

Market Opportunity for Oral Sulopenem and Sulopenem

Based upon the clinical evidence to date in eradicating key pathogens, coupled with unmet medical needs, if approved, we expect the commercial opportunity for oral sulopenem and sulopenem to be substantial with initial focus on the following areas:

•	treating uUTI with an oral formulation in community treatment settings;
•	treating cUTI with initiation of IV therapy in the hospital;
•	treating cUTI with an oral formulation upon discharge from hospital to complete therapy in the community setting;
•	treating cIAI with initiation of IV therapy in the hospital; and
•	treating cIAI with an oral formulation upon discharge from hospital to complete therapy in the community setting.

Acute cystitis remains one of the most common indications for prescribing antimicrobials to otherwise healthy women, resulting in as many as 13.5 million office or emergency room visits in the United States annually, according to a review published in 2015. Up to 50% of all women experience one episode by 32 years of age. In addition, there are approximately 3.6 million patients a year in the United States for the more serious cases of cUTI.

In addition, cIAIs are the second most common cause of infectious mortality in intensive care units. Among approximately 350,000 cIAI patients in the United States each year, broad spectrum antibiotics are generally administered as first line treatment; treatment failure is more common due to the serious nature of these infections.

In the United States, E. coli resistance presently exceeds 20% for fluoroquinolones, trimethoprim-sulfamethoxazole and ampicillin. Our market research indicated that physicians identified the lack of effective oral agents for these more difficult drug-resistant infections as a key unmet need in their practice. Physicians are particularly concerned by drug-resistant infections in the 35% of patients considered to be at elevated risk for treatment failure, as they pose significant potential clinical and economic challenges to the healthcare system when initial therapy is unsuccessful.

Given the growing prevalence of bacterial resistance that has rendered existing oral therapies ineffective, coupled with the FDA mandating new safety labeling changes to enhance warnings limiting fluoroquinolone use in uncomplicated infections due to the association with disabling and potentially permanent side effects, physicians are seeking new alternatives to safely and effectively treat their patients.

We believe oral sulopenem’s value proposition will aid physicians in the community setting to address the unmet need for a safe and effective oral uUTI therapy to treat the growing number of patients with suspected or confirmed resistant pathogen(s). In addition, we believe our sulopenem program will offer a compelling value proposition to hospitals by enabling the transition of patients from IV therapy in the inpatient setting to an oral therapy in the community.

Oral Sulopenem and Sulopenem Clinical Development Program

The following graphic provides an overview of the past development of sulopenem etzadroxil and sulopenem by Pfizer and Iterum.

Discovery, Development, and Regulatory History of Sulopenem and Sulopenem Etzadroxil, by year

The objective of our sulopenem program is to deliver to patients an oral and IV formulation of sulopenem approved in the United States and Europe for the treatment of infections due to resistant gram-negative pathogens. Sulopenem’s spectrum of activity, the availability of an oral agent delivered in a convenient dosing schedule and the evolving safety profile support its further development for the target indications of uUTI, cUTI and cIAI. Oral sulopenem is the oral prodrug metabolized to sulopenem, its therapeutically active form, combined with probenecid.

Both sulopenem and oral sulopenem have received QIDP designation status for the indications of uUTI, cUTI and cIAI as well as for community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP designation status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. We have received feedback on the development program in an end of Phase 2 meeting with the FDA, which provided guidance on the size of the safety database, the nonclinical study requirements, the design of the Phase 1 and Phase 3 clinical trials, the pediatric development plan, as well as support for the proposed chemistry, manufacturing and controls (CMC) development activities through production of commercial supplies. The Phase 3 clinical trials for treatment of cIAI, cUTI and uUTI have received SPA agreements with the FDA. All three Phase 3 clinical trials were initiated in the third quarter of 2018, and we expect top-line delivery of data in the second half of 2019 and submission of our NDAs to the FDA by the end of 2019. We also have an agreement with the FDA on a pediatric study plan. Development work on pediatric formulations is ongoing, and we expect to commence Phase 1 studies in children in 2019.

Microbiology Surveillance Data

Sulopenem has demonstrated potent in vitro activity, as defined by its minimum inhibitory concentration (MIC), against nearly all genera of Enterobacteriaceae, in anaerobes such as Bacteroides, Prevotella, Porphyromonas, Fusobacterium and Peptostreptococcus, gram-positive organisms including methicillin-susceptible staphylococci, Streptococcus pyogenes and Streptococcus pneumoniae, as well as other community respiratory pathogens such as Haemophilus influenzae and Moraxella catarrhalis. The MIC is a measure used to describe the results of an in vitro assay in which a fixed number of a strain of bacteria are added to a 96-well plate and increasing concentrations of antibiotic are sequentially added to the wells. The concentration of antibiotic which inhibits growth of the bacteria in a well is considered the MIC. When looking across a collection of many strains of a species of bacteria, the MIC90 is the lowest concentration of antibiotic at which 90% of the strains are inhibited. Sulopenem lacks in vitro activity (MIC90 ≥ 16 µg/mL) against the oxidative non-fermenting pathogens such as Pseudomonas aeruginosa, Acinetobacter baumanii, Burkholderia cepacia, and Stenotrophomonas maltophilia. Given its lack of potency against Pseudomonas aeruginosa, its use in treatment of infections caused by pathogenic Enterobacteriaceae should not select for pseudomonas resistant to carbapenems, as can occur with imipenem and meropenem. For various species of enterococci, the MIC90 values were 4 to ≥ 64 µg/mL. Methicillin-resistant staphylococci also have high MIC values.

The table below highlights the MIC50 and MIC90 of key target pathogens collected by International Health Management Associates (IHMA) between 2013 and 2015 responsible for the infections that will be studied in our Phase 3 program.

Organism Class	N	MIC50 (µg/mL)	MIC90 (µg/mL)
E. coli	189	0.015	0.03
ESBL negative	169	0.015	0.03
ESBL positive	20	0.03	0.06
Klebsiella spp.	124	0.03	0.06
ESBL negative	108	0.03	0.06
ESBL positive	16	0.03	0.25
P. mirabilis	14	0.12	0.25
E. aerogenes	57	0.06	0.25
C. koseri	60	0.03	0.03
S. marcescens	55	0.12	0.50
Gram-negative anaerobes	125	0.12	0.25
Staphylococcus saprophyticus	31	0.25	0.25

A comparison of the in vitro activity of sulopenem relative to other carbapenems, as well as to currently prescribed oral agents for UTI, is provided below. The activity of sulopenem at slightly higher doses was very similar to that of ertapenem and meropenem, which are currently commercially available. In addition, sulopenem is noted to have potent in vitro activity against relevant organisms that are resistant to fluoroquinolones and trimethoprim-sulfamethoxazole and are ESBL positive. The prevalence of resistance for the existing generic antibiotics, now exceeding 20% for many pathogens, underscores the challenge of treating patients with uUTI in an outpatient setting or releasing patients from the hospital with a cUTI or cIAI on a reliable stepdown oral therapy.

	E. coli N=189		K. pneumoniae N=65		P. mirabilis N=19
Penem Class:	MIC90 (µg/mL)	% S	MIC90 (µg/mL)	% S	MIC90 (µg/mL)	% S
Sulopenem	0.06	*	0.12	*	0.25	*
Ertapenem	0.015	100	0.12	97	0.03	100
Meropenem	0.03	100	0.06	97	0.12	100

Oral Agents Currently on Market:
Nitrofurantoin	16	97	≥64	23	≥64	0
Fosfomycin	8	98	128	86	64	95
Ciprofloxacin	≥2	77	1	91	≥2	74
Trimethoprim-Sulfamethoxazole	≥32	74	≥32	86	≥32	58
Amoxicillin-Clavulanate	16	76	≥16	80	≥16	74

N = bacterial samples; each product candidate was tested using the same sample size

% S =

percentage susceptible, meaning the proportion of the number of isolates tested that had a MIC below the FDA defined susceptibility breakpoint; boxed values signify a percentage susceptible below 80%, which is the threshold for concern for use of an antibiotic before a culture is available

*

Susceptibility breakpoints are established by the FDA and documented in product labeling based on the antibacterial agent treatment efficacy in Phase 3 clinical trials associated with a specific MIC. As such, susceptibility breakpoints have not yet been determined for sulopenem.

Animal Models

Sulopenem reduced the bacterial burden in the bladder and tissues of infected animals in a uUTI model in both diabetic and normal C3H/HeN mice using a MDR ST131 E. coli, a strain which is ESBL positive and resistant to fluoroquinolones and trimethoprim-sulfamethoxazole. Sulopenem was highly efficacious and remarkably robust in its reduction in bacterial burden, leading to complete resolution of bacteriuria in all or most of the animals in both study arms with the high dose treatment regimen also reducing bacterial burden in bladder tissue and the kidney.

Non-clinical Pharmacology

Metabolic clearance is primarily characterized by hydrolysis of the ß-lactam ring. Sulopenem does not inhibit the major cytochrome P450 isoforms suggesting a low potential for drug interactions at therapeutic concentrations. It is predominantly excreted in the urine. Plasma protein binding for sulopenem is low at approximately 11%.

Phase 1 Program

The table below outlines the Phase 1 clinical trials that have been conducted with sulopenem etzadroxil and sulopenem.

Protocol	Year	Dose (mg), other medication	Subjects on sulopenem or sulopenem etzadroxil	Treatment (Days)
Sulopenem (CP-70,429)—Phase 1 Single Dose Clinical Trials
A109001	1987	1000 mg	6	1
Japanese PK		250 mg, 500 mg, 1000 mg	18	1
A7371007	2007	400 mg, 800 mg, 1600 mg, 2400 mg, 2800 mg, placebo	24	1
IT001-105 (1)	2018	366 mg IV, 1000 mg IV	46	1
Sulopenem (CP-70,429)—Phase 1 Multiple Dose Clinical Trials
Japanese PK		500 mg, 1000 mg	12	5
Japanese PK		1000 mg	6	5
A1091001	2009	800 mg, 1200 mg, 1600 mg, 2000 mg, placebo	40	14
Sulopenem etzadroxil (PF-03709270)—Phase 1 Single Dose Clinical Trials
A8811001	2007	400 mg, 600 mg, 1000 mg, 2000 mg, placebo	9	1
A8811006	2008	2000 mg	4	1
A8811007	2007	600 mg, probenecid	4	1
A8811008	2008	1200 mg, probenecid	24	1
A8811018	2008	1000 mg, 1200 mg, probenecid, aluminum hydroxide, pantoprazole	17	1
A8811003	2008	2000 mg, 4000 mg, 6000 mg, 8000 mg, placebo	11	1
IT001-101	2017	500 mg, 1000 mg, probenecid	48	1
IT001-102(1)	2017	500 mg, probenecid	13	1
IT001-105 (1)	2018	500 mg, probenecid, bilayer tablet	36	1
Sulopenem etzadroxil (PF-03709270)—Phase 1 Multiple Dose Clinical Trials
A8811003	2008	2000 mg, 1200 mg, probenecid, placebo	18	10
A8811015	2009	500 mg, 1000 mg, 1500 mg, probenecid, placebo, Augmentin	48	7
IT001-101	2017	500 mg, probenecid	64	7
Sulopenem (CP-70,429), Sulopenem etzadroxil (PF-03709270)—Phase 1 Renal Impairment Clinical Trial
A8811009	2010	200mg, 800 mg sulopenem or 1000 mg sulopenem etzadroxil	29	1

		Total	306
(1)	Final report pending.

Oral Sulopenem

We have designed oral sulopenem to include probenecid, a pharmacokinetic enhancer that delays the excretion through the kidneys of sulopenem and other ß-lactam antibiotics and has been extensively used for this purpose and the treatment of gout. It enables us to maximize the antibacterial potential of any given dose of oral sulopenem.

We conducted three Phase 1 clinical trials, IT001-101, IT001-102 and IT001-105, in healthy volunteers, in part to select the prodrug and explore various doses of probenecid combined with 500 mg of sulopenem etzadroxil. Findings from these clinical trials are consistent with those from other pharmacokinetic studies that employed different total doses of sulopenem etzadroxil. Specifically, the AUC (area under the curve, a measure of total exposure) and Cmax (maximum plasma concentration) are generally dose-proportional, and the concomitant use of probenecid increases the plasma exposure of sulopenem with any dose with which it was studied.

The mean total sulopenem exposures in the urine after a single 500 mg dose in IT001-101 exceeded the MIC90 for the entire twice-daily dosing interval in the 32 healthy volunteers who received 500 mg of sulopenem etzadroxil, as illustrated in the graph below. In a urine antibacterial assay, urine collected at two hours post-dose was bactericidal for numerous strains of E. coli and K. pneumoniae, including a strain of K. pneumoniae that was resistant to meropenem and imipenem, with a sulopenem MIC of 16 µg/mL.

Mean total sulopenem exposure in urine after single 500 mg dose of sulopenem etzadroxil with or without probenecid

In IT001-102, we evaluated sulopenem etzadroxil administered with and without probenecid in a randomized cross-over trial in healthy volunteers in a fasted state. Subjects receiving sulopenem etzadroxil co-administered with probenecid demonstrated an increase in the time over MIC (of a 12 hour dosing interval) and AUC of sulopenem, as shown in the table below.

			Sulopenem Parameter (Day 1)
Treatment	N	Descriptive Statistic	Cmax (ng/mL)	AUC0-¥ (hr*ng/mL)	T>MIC (0.5 µg/mL) [hr]	T>MIC (0.5 µg/mL) [%]
500 mg Sulopenem etzadroxil	10	Mean	1928	3871	2.8	23.3
500 mg Sulopenem etzadroxil + 500 mg probenecid	11	Mean	1929	4964	3.6	30.2

N = number of subjects; Cmax = maximum plasma concentration; AUC0-¥ = area under the curve from the initiation of dosing extrapolated through infinite time

In addition, results from IT001-101 demonstrated that food increases the mean AUC and mean time over MIC (0.5 µg/mL) of 500 mg sulopenem etzadroxil dosed with 500 mg probenecid on Day 1 by 62% and 68%, respectively.

A Phase 1 drug interaction study with itraconazole is underway and we plan to conduct an additional drug interaction study with valproic acid to support our NDAs. Other Phase 1 clinical trials may be added as the needs of the program dictate.

Sulopenem, IV Formulation

Doses of sulopenem up to 2800 mg as a single IV dose and 2000 mg BID, or twice daily, of sulopenem as IV over fourteen days were studied in three Phase 1 clinical trials in healthy adults, one study in patients with renal insufficiency in the United States and two Phase 1 clinical trials in Japan. Results from these pharmacokinetic studies with various IV doses of sulopenem delivered over various durations established dose proportionality among the regimens with regard to AUC and maximal plasma concentrations (Cmax). A representative analysis of pharmacokinetic parameters, a subset of study A1091001, is described in the table below.

	N	Dose (mg)	Infusion duration (h)	Cmax (µg/mL)	AUC 0-¥ (µg hr/mL)	T1/2 (h)	CLtotal (mL/min/kg)
Day 1	8	800	3	7.27	22.4	0.83
	8	1200	1	32.5	42.3	1.04
	8	1200	2.5	16.6	41.9	1.12
Day 14	5	800	3	8.97	26.5	0.89	15.4
	6	1200	1	30.7	41.4	1.05	14.7
	6	1200	2.5	13.5	34.6	1.01	18.8

N = number of subjects; Cmax = maximum plasma concentration; AUC0-¥ = area under the curve from the initiation of dosing extrapolated through infinite time; T½ = half-life; CLtotal = clearance (only measured on Day 14)

Modeling and Dose Selection

Based on in vitro susceptibility data from surveillance studies, pharmacokinetics gathered from Phase 1 clinical trials, and population pharmacokinetic data from patients, we performed modeling to help choose the doses for the Phase 3 program. The MIC90 for all Enterobacteriaceae potentially involved in the target indications was 0.25 µg/mL and for the weighted distribution of pathogens most likely to be associated with the indication was 0.06 µg/mL. We have performed modeling both for the weighted distribution of MICs expected in the clinical trials as well as at a fixed MIC of 0.5 µg/mL. Data obtained from animal experiments confirmed that, similar to carbapenems and lower than that for other ß-lactams, the %Tfree >MIC required for bacteriostasis is approximately 10–19%, depending on the dosing regimen; we have used 17% in our models. Based on the outputs from those models, the IV dose of sulopenem being studied in the ongoing Phase 3 clinical trials is 1000 mg sulopenem delivered over 3 hours once a day. The oral dose being studied is 500 mg of sulopenem etzadroxil given with 500 mg of probenecid in a single bilayer tablet twice daily.

Japanese Clinical Data

Pfizer’s affiliate in Japan conducted extensive clinical development of sulopenem in over 1,450 patients in Phase 1 and Phase 2 clinical trials in Japan in patients with skin infections, respiratory tract infections, gynecologic infections, cUTI and intra-abdominal infections.

Phase 2 clinical trials conducted by Pfizer in Japan, 1991-1993

Study #	Description	Sulopenem Dose	Comparator	N
91-002	Multiple infections in: Internal medicine Surgery: includes cIAI Urology: pyelonephritis cystitis	250 mg IV BID 500 mg IV BID	None	108

92-002	Multiple infections in: Internal medicine Surgery: includes cIAI Urology: pyelonephritis cystitis	250 mg IV BID 500 mg IV BID	None	961

91-002 92-002	Population-Pharmacokinetics (only)	250 mg IV BID 500 mg IV BID	N/A	216

93-001	Respiratory Tract Infection	250 mg IV BID 500 mg IV BID	Cefotiam IV	75

Study #	Description	Sulopenem Dose	Comparator	N
93-002	cUTI	250 mg IV BID 500 mg IV BID	Imipenem IV	114

Total				1474

A treatment effect in small Phase 2 clinical trials was observed in a number of infections including skin infections, respiratory tract infections, gynecologic infections and, most relevant to the targeted indications being pursued in our Phase 3 program, cUTI and cIAI. The data from these clinical trials may not be directly comparable to data from clinical trials that would be conducted today or the data that we anticipate from our Phase 3 program for a variety of reasons, including that the protocols were designed for different purposes and as a consequence had different enrollment and efficacy evaluation criteria. While these data are not required for approval of our intended indications, we believe these results support our decision to develop sulopenem for our targeted indications and informed our dose selection.

In 1993, Pfizer Japan conducted 93-002, a randomized clinical trial in subjects with cUTI, comparing 250 mg twice daily and 500 mg twice daily of sulopenem administered intravenously to an intravenously-delivered imipenem-cilastatin, also given twice daily.

The trial enrolled patients who were hospitalized, with an underlying disease of the urinary tract and with evidence of pyuria, measured by ≥ 5 WBC/hpf (white blood cells per high power field, a measure of inflammation in the urinary tract) at baseline. Study therapy was administered for five days and was open-label with respect to sulopenem versus the comparator but was blinded as to the sulopenem dose. Efficacy was assessed by the investigator based on subjective and objective criteria, as shown below.

The criteria for patient enrollment in the Phase 2 clinical trial 93-002 are different than those currently established by the FDA in guidelines for Phase 3 cUTI registrational trials published in 2015. In addition to an Intent-to-Treat (ITT) analysis, which includes all randomized patients, of the investigator’s assessment of overall efficacy based on the original inclusion criteria, a post hoc analysis was also performed by Iterum of the investigator’s assessment of overall efficacy in the population of patients that met enrollment criteria consistent with current FDA guidance, such as baseline urinalysis with >10 WBC/hpf and a urine culture which grew >105 susceptible organisms, as shown below. ITT analyses are performed in the population of all randomized patients. Success, as determined by the investigator and specified in the protocol, was judged for each patient based on resolution of symptoms, pyuria and bacteriuria.

Investigator Assessment of Overall Efficacy	Sulopenem (CP 70,429) 250 mg BID IV n/N (%)	Sulopenem (CP 70,429) 500 mg BID IV n/N (%)	Comparator n/N (%)
ITT
Success	33/36 (91.7)	36/38 (94.7)	32/39 (82.1)
Failure	2/36 (5.6)	2/38 (5.3)	2/39 (5.1)
Indeterminant	1/36 (2.8)	0	5/39 (12.8)
Difference vs. comparator (95% CI)	9.6 (-6.6, 25.9)	12.7 (-2.1, 28.4)
Clinically Evaluable using FDA inclusion criteria (post hoc)
Success	19/20 (95.0)	22/22 (100.0)	16/16 (100.0)
Failure	1/20 (5.0)	0	0
Difference vs. comparator (95% CI)	-5.0 (-24.0, 15.3)	0 (-15.2, 19.8)

One patient received a dose other than 250 mg or 500 mg IV BID.

The results of a subset analysis that included patients from clinical trials conducted in 1991 and 1992, 91-002 and 92-002, with a diagnosis that fit the FDA’s definition of cIAIs are provided below, based on the investigator’s assessment of clinical response at the end of therapy in the ITT and clinically evaluable populations. Success, as determined by the investigator and specified in the protocol, was judged for each patient based on resolution of cIAI signs and symptoms and improvement in relevant laboratory tests.

Investigator Assessment of Outcome	Sulopenem (CP 70,429) 250 mg BID IV n/N (%)	Sulopenem (CP 70,429) 500 mg BID IV n/N (%)
ITT
Success	14/15 (93.3)	78/88 (88.6)
Failure	1/15 (6.7)	4/88 (4.5)

Investigator Assessment of Outcome	Sulopenem (CP 70,429) 250 mg BID IV n/N (%)	Sulopenem (CP 70,429) 500 mg BID IV n/N (%)
Indeterminant		6/88 (6.8)
Clinically Evaluable
Success	14/15 (93.3)	77/81 (95.1)
Failure	1/15 (6.7)	4/81 (4.9)

Three patients received a dose other than 250 mg or 500 mg IV BID.

We used the data collected in these studies to inform the design of the cUTI proposed regimens.

The results of a Phase 2 clinical trial conducted in 1993 in hospitalized patients with community acquired pneumonia (CAP), 93-001, are provided below, including the investigator’s assessment of clinical response at the end of therapy in the ITT and clinically and bacteriologically evaluable populations with the bacteriologically evaluable population meaning the clinically evaluable patients who had a baseline pathogen and follow up microbiology data to allow an assessment of bacteriological efficacy. Success, as determined by the investigator and specified in the protocol, was judged for each patient based on resolution of the signs and symptoms of pneumonia, and improvement in radiologic findings and other relevant tests.

Investigator Response at End of Treatment	Sulopenem CP 70,429 250 mg BID IV n/N (%)	Sulopenem CP 70,429 500 mg BID IV n/N (%)	Comparator n/N (%)
ITT
Success	19/26 (73.1)	17/23 (73.9)	22/25 (88.0)
Failure	4/26 (15.4)	3/23 (13.0)	2/25 (8.0)
Indeterminant	3/26 (11.5)	3/23 (13.0)	1/25 (4.0)
Difference vs. comparator (95% CI)	-14.9 (-36.7, 7.7)	-14.1 (-37.1, 8.8)
Clinically Evaluable
Success	18/20 (90.0)	15/17 (88.2)	20/20 (100.0)
Failure	2/20 (10.0)	2/17 (11.8)
Difference vs. comparator (95% CI)	-10.0 (-30.4, 7.3)	-11.8 (-34.7, 5.8)
Bacteriologically Evaluable
Success	8/8 (100.0)	5/6 (83.3)	9/9 (100.0)
Failure	—	1/6 (16.7)	—
Difference vs. comparator (95% CI)	0.0 (-33.8, 31.2)	-16.7 (-57.6, 18.1)

Phase 2 Clinical Trial with sulopenem and sulopenem etzadroxil

In 2009, Pfizer initiated a Phase 2, randomized, double-blind, double-dummy clinical trial in hospitalized patients with CAP comparing two regimens of IV sulopenem followed by sulopenem etzadroxil to ceftriaxone IV followed by amoxicillin-clavulanate. The sulopenem regimens were a single 600 mg IV dose of sulopenem followed by 1000 mg BID of sulopenem etzadroxil or a 600 mg of sulopenem for a minimum of four doses followed by 1000 mg BID of sulopenem etzadroxil. The clinical trial was terminated early for business reasons after 33 of 250 planned total patients were enrolled and treated. Clinical response rates at the test-of-cure visit (7–14 days after end of therapy) of the ITT patients were similar on each regimen (9/10, 9/11 and 7/12, on sulopenem single IV dose, sulopenem multidose IV and ceftriaxone, respectively). Treatment-emergent adverse events were reported in six subjects each in the sulopenem groups and eight subjects in the ceftriaxone group. The most common treatment-emergent adverse event was diarrhea, reported by a total of six subjects (two in each treatment group). Treatment related diarrhea was reported by one subject following sulopenem single dose IV, and by a further two subjects following ceftriaxone. There was one treatment-related serious adverse event in the ceftriaxone group. There were no deaths reported in this clinical trial.

Phase 3 Clinical Trials

Based on FDA Guidance from February 2015 (Complicated Intra-Abdominal Infections: Developing Drugs for Treatment. Guidance for Industry; Complicated Urinary Tract Infections: Developing Drugs for Treatment. Guidance for Industry) and on recently conducted studies by other sponsors, we negotiated SPA agreements for cUTI, cIAI and uUTI. All three Phase 3 clinical trials were initiated in the third quarter of 2018.  Oral sulopenem alone is being studied for the treatment of outpatients with uUTI, while oral sulopenem and sulopenem are being studied for the treatment of cUTI and cIAI. A brief overview of the comparator agents, sample size, timing of efficacy assessments and duration of oral and IV dosing is provided in the graphic below. Non-inferiority in these clinical trials is defined by the lower limit of the confidence interval in the treatment difference of no more than -10%. The uUTI clinical trial will also test for superiority in the subset of patients with ciprofloxacin resistant pathogens at baseline. An open-label noncomparative treatment study of oral ciprofloxacin 250 mg twice daily for three days in uUTI patients was conducted to help characterize certain sample size assumptions as well as enable study logistics for this Phase 3 clinical trial. Patients in the cUTI and cIAI clinical trials will receive five days of sulopenem IV or comparator and then step down to two to five additional days of oral treatment with either oral sulopenem or ciprofloxacin. In the cIAI trial, clinical outcome at the test-of-cure visit will be noted as cure for those patients who are alive, have resolution in signs and symptoms of the index infection and for whom no new antibiotics or interventions for treatment failure were required. In the uUTI and cUTI trials, clinical outcome at the test-of-cure visit will be noted as cure for patients who are alive and who demonstrate resolution of the symptoms of uUTI or cUTI, as applicable, present at trial entry (and no new symptoms) such that no new antibiotics are required, as well as the demonstration that the bacterial pathogen(s) found at trial entry are reduced to <103 CFU/mL on urine culture on Day 12 or Day 21, respectively.

Patients with an organism resistant to ciprofloxacin in the cUTI and cIAI clinical trials will be allowed to substitute amoxicillin-clavulanate for the stepdown oral therapy. Patients getting ciprofloxacin in the cIAI trial will also receive metronidazole. Patients receiving oral sulopenem will be encouraged, but not required, to dose with food.

Safety Profile of Oral Sulopenem and Sulopenem

Sulopenem is a thiopenem and a member of the class of ß-lactam antibiotics, a class from which numerous safe and well tolerated antibiotics have been available for over thirty years. Adverse event data collected as part of the Japanese Phase 2 development program with the IV formulation conducted by Pfizer provided preliminary insights into the safety profile for sulopenem, which will continue to be assessed with additional clinical trials. We view the clinical safety profile of sulopenem established by the Japanese data as also relevant and supportive of oral sulopenem because it metabolizes to the active metabolite, sulopenem, in plasma. A summary of the adverse event data from the Japanese program is provided below:

Sulopenem
	250 mg BID (N = 296)	500 mg BID (N = 867)	Miscellaneous* (N = 247)	Comparators (N = 64)	Total (N = 1474)
No. of patients who experienced at least one:
Adverse Event	14 (4.7)	35 (4.0)	1 (0.4)	3 (4.7)	53 (3.6)
Drug-Related Adverse Event	9 (3.0)	22 (2.5)	1 (0.4)	3 (4.7)	35 (2.4)
Serious Adverse Event	2 (0.7)	1 (0.1)	—	1 (1.6)	4 (0.3)
Drug-Related Serious Adverse Event	1 (0.3)	—	—	1 (1.6)	2 (0.1)
SAE Leading to Death	2 (0.7)	1 (0.1)	—	1 (1.6)	4 (0.3)
AE Leading to Premature Discontinuation of Study Drug	8 (2.7)	16 (1.8)	—	2 (3.1)	26 (1.8)
SAE Leading to Premature Discontinuation of Study Drug	1 (0.3)	—	—	—	1 (0.1)

*   Miscellaneous doses include patients receiving a total daily dose of 250 mg, 750 mg, 1500 mg or 2000 mg, including patients receiving a single dose of sulopenem in the population PK sub-study.

Common adverse events occurring in more than one patient on a sulopenem regimen included diarrhea (0.7%), pyrexia (0.5%) and rash (1.0%). The most common adverse event leading to discontinuation was rash (0.7%). Clinically significant laboratory test abnormalities were infrequent. Elevations in serum aminotransferases occurred in approximately 4% of patients.

Data is also available for the oral formulation collected in healthy volunteers in the Phase 1 program conducted by Pfizer and Iterum that is consistent with the adverse event profile observed with the IV formulation. One additional adverse event of interest identified with the oral prodrug, as further assessed in detail in clinical trial IT001-101, is loose stool/diarrhea which was considered of mild severity and self-limited, as seen with other broad spectrum oral antibiotics with activity against the anaerobic flora of the gastrointestinal tract. During the seven-day dosing interval, the incidence of diarrhea, defined as having three or more episodes of loose stool in one day or having two or more episodes of loose stool per day for two consecutive days, peaked at 13% on Day 3 and fell to 2% by Day 7, with no patient discontinuing their dosing due to this event. For patients who took their dose with food, the peak incidence was 9%, dropping again to 3% by Day 4, similar to placebo. Some patients also identified a mild change in the odor of their urine after dosing with either the oral or IV formulations, as can be seen with other ß-lactam antibiotics.

We have received a waiver from the FDA for the requirement of performing a thorough QT interval study given the lack both of any significant preclinical findings and signals in Phase 1 clinical trials during which intensive electrocardiogram monitoring was performed. The EMA in written scientific advice also agreed that a QT interval study is not warranted. A preclinical study of the hydrolysis product of etzadroxil (2-ethylbutyric acid) has been performed in which no effect on plasma carnitine in rats was identified, while a significant effect of a different prodrug moiety, pivoxil, was observed. No reports of seizures, seen with some members of the carbapenem class, were noted in preclinical studies or clinical trials.

 Pfizer License Agreement

In November 2015, we and our wholly owned subsidiary, Iterum Therapeutics International Limited, entered into a license agreement with Pfizer (the Pfizer License), pursuant to which we acquired from Pfizer an exclusive, royalty-bearing license under certain patent rights and know-how to develop, manufacture and commercialize sulopenem and related compounds, including, among others, sulopenem etzadroxil and three other sulopenem prodrugs, globally for the treatment, diagnosis and prevention of infectious diseases and infections in humans. The licensed patents include two U.S. patents, one of which covers the composition of matter of sulopenem etzadroxil, one patent in Japan, one patent in Hong Kong and one patent in Mexico. None of the licensed patents cover the IV formulation of sulopenem. All patents directed to the compound sulopenem expired prior to us entering into the Pfizer License. Pursuant to the Pfizer License, our exclusive license from Pfizer includes certain know-how, data and regulatory documents that will support the development of sulopenem. We have the right to grant development or commercialization sublicenses to third parties, provided that we (1) obtain Pfizer’s prior written consent in connection with such sublicense, (2) enter into a written sublicense agreement consistent with the terms and conditions of the Pfizer License and (3) include Pfizer as a third-party beneficiary under such sublicense. As between Pfizer and us, we own all right, title and interest in any intellectual property rights that are developed by us or our sublicensees in connection with the Pfizer License.

Under the Pfizer License, we have sole responsibility for and control over the development, regulatory approval, manufacture and commercialization of licensed products worldwide, including bearing all costs and expenses associated therewith. We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for one licensed product in the United States and in at least one country out of any of France, Germany, Italy, Japan, Spain or the United Kingdom (Major Market Countries) and, if deemed appropriate by us in our exercise of commercially reasonable efforts, for a second licensed product in the United States or at least one Major Market Country. In addition, we must use commercially reasonable efforts to commercialize a licensed product in the United States and each Major Market Country in which we have received regulatory approval for such product.

Under the Pfizer License, we have paid Pfizer a one-time nonrefundable upfront fee of $5.0 million and a total of $15.0 million in clinical milestones based on first patient dosed in our Phase 3 clinical trials with sulopenem etzadroxil and sulopenem IV and are obligated to pay Pfizer potential future regulatory milestone payments, as well as potential sales milestones upon achievement of net sales ranging from $250.0 million to $1.0 billion for each product type (sulopenem etzadroxil and other prodrugs, and sulopenem and other non-prodrugs). We are obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage of marginal net sales of each licensed product. Pfizer also received 381,922 of our Series A preferred shares (which converted to ordinary shares in connection with our initial public offering) at a value of $15.71 per share as additional payment for the licensed rights. In addition, if we sublicense or assign any of our rights to any licensed products to a third party, and we receive in connection with such transaction a threshold amount of at least a low nine figure dollar amount over a specified period of time, we will be obligated to pay Pfizer an additional one-time payment of a low eight figure dollar amount.

At our cost and expense, we are responsible for the prosecution and maintenance of the licensed patents worldwide, using specific legal counsel in various jurisdictions as set forth in the Pfizer License. If we elect to forgo prosecution or maintenance of a licensed patent, we must notify Pfizer and Pfizer has the right to continue prosecution and maintenance of such licensed patent and the exclusive license granted to us under such licensed patent will become a non-exclusive and non-sublicensable license. Subject to certain consultation rights granted to Pfizer, we have the first right, but not the obligation, to enforce the licensed patents at our cost and expense. If we elect to enforce any licensed patent, we may not enter into a settlement agreement that would: (1) adversely affect the validity, enforceability or scope of any of the licensed patents, (2) give rise to any liability for Pfizer, (3) admit non-infringement of any of the licensed patents or (4) otherwise impair Pfizer’s rights in any of the licensed patents or licensed know-how without the prior written consent of Pfizer.

The Pfizer License continues in effect until the expiration of all royalty terms thereunder, unless earlier terminated. Upon such expiration, the Pfizer License shall become non-exclusive, fully-paid, royalty free, perpetual and irrevocable. The royalty term for each licensed product in each country begins as of the first commercial sale of such licensed product in such country and lasts until the later of (1) the expiration of the applicable licensed patents in such country, (2) the expiration of regulatory or data exclusivity for such licensed product in such country and (3) fifteen years after the first commercial sale of such licensed product in such country. Pursuant to the terms of the Pfizer License, each party has the right to terminate the Pfizer License upon the other party’s (1) material breach of the Pfizer License that remains uncured after 60 days (or, if the breach cannot be cured in 60 days, up to 150 days) of receipt of notice or (2) insolvency. In addition, we have the unilateral right to terminate the Pfizer License for convenience by providing 90 days’ written notice to Pfizer.

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining rights in patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. However, we do not currently own any patents and rely heavily on the Pfizer License for intellectual property rights that are important or necessary for the development of oral sulopenem and the IV formulation of sulopenem. In addition, we do not license any patent rights that cover the IV formulation of sulopenem and all patent rights covering the compound sulopenem expired prior to us entering into the Pfizer License. We also rely, in some circumstances, on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will significantly depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology and inventions and know-how related to our business, defend and enforce our in-licensed patents and patents we may own in the future, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how and continuing technological innovation to develop and maintain our proprietary position.

Licensed Intellectual Property Relating to Oral Sulopenem

As noted above, we have been granted an exclusive license from Pfizer under one patent in the United States and one patent each in Japan, Mexico and Hong Kong directed to the composition of matter, formulation and/or use of oral sulopenem. Our sulopenem program contains one United States patent covering composition of matter of sulopenem etzadroxil licensed exclusively to us. This United States patent is scheduled to expire in 2029, subject to potential extension under the Hatch-Waxman Act to 2034. The FDA has designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI and cIAI as well as community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status makes sulopenem eligible to benefit from certain incentives for the development of new antibiotics provided under the GAIN Act. Further, QIDP status could add five years to any other regulatory exclusivity period that may be granted. QIDP status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. Patent term adjustments or patent term extensions could result in later expiration dates. Fast track status provides an opportunity for more frequent meetings with the FDA, more frequent written communication related to the clinical trials, eligibility for accelerated approval and priority review and the potential for a rolling review.

Patent Term and Patent Term Extensions

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug.

Trade Secrets

We rely, in some circumstances, on trade secrets to protect our unpatented technology. However, trade secrets can be difficult to protect. We seek to protect our trade secrets and proprietary technology and processes, in part, by entering into non-disclosure and confidentiality agreements with our employees, consultants, scientific advisors, suppliers, contractors and other third parties. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and our trade secrets and other proprietary information may be disclosed. We may not have adequate remedies for any breach and could lose our trade secrets and other proprietary information through such a breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to our Intellectual Property.”

Competition

The pharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Many of our potential competitors have greater financial, technical and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our potential competitors may be more successful than us in obtaining FDA approved drugs and achieving widespread market acceptance. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our product candidates non-competitive or obsolete.

We believe the key competitive factors that will affect the development and commercial success of oral sulopenem and sulopenem, if approved, will be efficacy, coverage of drug-resistant strains of bacteria, safety and tolerability profile, reliability, convenience of oral dosing, price, availability of reimbursement from governmental and other third-party payors and susceptibility to drug resistance.

If approved, oral sulopenem would compete with several oral antibiotics currently in clinical development, including ceftibuten clavulanate from Achaogen, Inc., tebipenem pivoxil from Spero Therapeutics, Inc., delafloxacin from Melinta Therapeutics, Inc, pivmecillinam from Utility Therapeutics Limited, ETX0282CPDP (a novel ß-lactamase inhibitor combined with cefpodoxime proxetil) from Entasis Therapeutics Holdings Inc. and omadacycline from Paratek Pharmaceuticals, Inc.

We also expect that oral sulopenem, if approved, would compete with future and current generic versions of marketed oral antibiotics such as levofloxacin, ciprofloxacin, nitrofurantoin, fosfomycin, amoxicillin-clavulanate, cephalexin and trimethoprim-sulfamethoxazole. If approved, we believe that oral sulopenem would compete effectively against these compounds on the basis of sulopenem’s potential:

•	broad range of activity against a wide variety of resistant and MDR gram-negative bacteria;
•	low probability of drug resistance;
•	favorable safety and tolerability profile;
•	convenient oral dosing regimen and opportunity to step down from IV-administered therapy; and
•	use as a monotherapy treatment for resistant and MDR gram-negative infections.

If approved, sulopenem would compete with several IV-administered product candidates marketed for the treatment of gram-negative infections, including Avycaz from Allergan plc and Pfizer, Zerbaxa from Merck & Co., Vabomere from Melinta Therapeutics, Inc., Zemdri from Achaogen, Inc, and Xerava from Tetraphase Pharmaceuticals, Inc. There are also a number of IV-administered product candidates in late-stage clinical development that are intended to treat gram-negative infections, including cefiderocol from Shionogi & Co. Ltd., Contepo from Nabriva Therapeutics plc (as successor to Zavante Therapeutics, Inc.) and imipenem-relabactam from Merck & Co.

If approved, we believe that sulopenem would compete effectively and potentially occupy an earlier place in treatment against these compounds on the basis of sulopenem’s potential, including that sulopenem:

•	allows physicians to stay in the same molecule with stepdown therapy to oral sulopenem;
•	has a convenient once a day dosing over a three-hour infusion period;

•	has a broad spectrum activity against a wide variety of resistant and MDR gram-negative bacteria;
•	has a low probability of drug resistance; and
•	has a favorable safety and tolerability profile.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, clinical trials, testing, manufacture, including any manufacturing changes, authorization, pharmacovigilance, adverse event reporting, recalls, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, import and export of pharmaceutical products and product candidates such as those we are developing. The processes for obtaining regulatory approvals in the United States and in other countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. The failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with good laboratory practices (GLP) regulations;
•	submission to the FDA of an investigational new drug (IND) application which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCPs) to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (cGMP), and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of clinical data;
•	payment of user fees and securing FDA review and approval of the NDA; and
•

commitment to comply with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (REMS), and the potential requirement to conduct post-approval studies.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Preclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with GLP regulations and the United States Department of Agriculture’s Animal Welfare Act. A drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical trials, nonclinical studies, and/or CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

Clinical Trials

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial along with the requirement to ensure that the data and results reported from the clinical trials are credible and accurate. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the criteria for determining subject eligibility, the dosing plan, the parameters to be used in monitoring safety, the procedure for timely reporting of adverse events, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about, and results from, certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

Phase 2: The drug is administered to a larger, but still limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dosage tolerance and optimal dosage. Phase 2 clinical trials are typically well-controlled and closely monitored.

Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. Phase 3 clinical trials usually involve a larger number of participants than a Phase 2 clinical trial.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Results from one trial may not be predictive of results from subsequent trials. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect.  This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. Furthermore, the FDA is not required to complete its review within the established ten-month timeframe and may extend the review process by issuing requests for additional information or clarification.

In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a REMS plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facilities in which it is manufactured, processed, packaged or held meet standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP.

The FDA generally accepts data from foreign clinical trials in support of an NDA if the trials were conducted under an IND. If a foreign clinical trial is not conducted under an IND, the FDA nevertheless may accept the data in support of an NDA if the study was conducted in accordance with GCPs and the FDA is able to validate the data through an on-site inspection, if deemed necessary. The testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met before the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Special FDA Expedited Review and Approval Programs

The FDA has various programs that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need, or if the drug qualifies as a QIDP under the GAIN Act. We obtained a QIDP designation for sulopenem and oral sulopenem for the indications of cUTI, uUTI and cIAI in 2016 and 2017, respectively, and the indications of community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease in 2019 and fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for rolling review of NDA components before the completed application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA may decide to rescind the fast track designation if it determines that the qualifying criteria no longer apply.

The FDA may give a priority review designation to drugs that offer major advances in treatment for a serious condition, or provide a treatment where no adequate therapy exists. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six and ten month review periods are measured from the “filing” date for NDAs for new molecular entities.   The FDA will automatically give a priority review designation for the first application submitted in respect of a product for which a QIDP designation was granted, such as sulopenem and oral sulopenem.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product label, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. A product cannot be commercially promoted before it is approved, and approved drugs may generally be promoted only for their approved indications. Promotional claims must also be consistent with the product’s FDA-approved label, including claims related to safety and effectiveness. The FDA and other federal agencies also closely regulate the promotion of drugs in specific contexts such as direct-to-consumer advertising, industry-sponsored scientific and education activities, and promotional activities involving the Internet and social media.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:

•	restrictions on, or suspensions of, the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	interruption of production processes, including the shutdown of manufacturing facilities or production lines or the imposition of new manufacturing requirements;
•	fines, warning letters or other enforcement letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Exclusivity and Approval of Competing Products

Hatch-Waxman Exclusivity

Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. We believe that our product candidates are new chemical entities. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA, submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Qualified Infectious Disease Product Exclusivity

Under the GAIN Act, the FDA may designate a product as a QIDP. In order to receive this designation, a drug must qualify as an antibiotic or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (i) an antibiotic or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (ii) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms established and maintained by the FDA. A sponsor must request such designation before submitting a marketing application. We obtained QIDP designation for sulopenem and oral sulopenem for the indications of cUTI, uUTI and cIAI in 2016 and 2017, respectively, as well as for the indications of community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease in 2019. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted.

Upon approving an application for a QIDP, the FDA will extend by an additional five years any regulatory exclusivity period awarded, such as a five-year exclusivity period awarded for a new molecular entity. This extension is in addition to any pediatric exclusivity extension awarded, and the extension will be awarded only to a drug first approved on or after the date of enactment.

The GAIN Act provisions prohibit the grant of an exclusivity extension where the application is a supplement to an application for which an extension is in effect or has expired, is a subsequent application for a specified change to an approved product, or is an application for a product that does not meet the definition of QIDP based on the uses for which it is ultimately approved.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity.  This six-month exclusivity may be granted if an NDA or biologics license application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data.  The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.  If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months.  This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations governing clinical trials and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of other countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product authorization, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom (UK) voted in favor of leaving the European Union (EU) (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the UK from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the UK provides a notice of withdrawal pursuant to the EU Treaty, unless extended. Since the regulatory framework for pharmaceutical products in the UK covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the UK.

The UK has a period of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU, unless extended. If no formal withdrawal agreement is reached between the UK and the EU, then it is expected the UK's membership of the EU will automatically terminate on April 12, 2019. Discussions between the UK and the EU focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK government and Parliament sustains the possibility of the UK leaving the EU on April 12, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (GDPR) which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Pharmaceutical Coverage and Reimbursement

Sales of drug products depend, in part, on the availability and extent of coverage and reimbursement by third-party payors, such as government health programs, including Medicare and Medicaid, commercial insurance and managed healthcare organizations. Obtaining coverage and reimbursement approval for a drug product from third-party payors is a time-consuming and costly process that can require the provision of supporting scientific, clinical and cost effectiveness data for the use of drug products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved drug products, and coverage may be more limited than the purposes for which the drug product is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug product will be paid for in all cases or at a rate that covers operating costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Reimbursement rates may vary according to the use of the drug product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drug products and may be incorporated into existing payments for other services.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved drug products. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for new drug products. An inability to promptly obtain coverage and adequate reimbursement rates from third-party payors for any approved drug products could have a material adverse effect on a pharmaceutical manufacturer’s operating results, ability to raise capital needed to commercialize drug products and overall financial condition.

Reimbursement may impact the demand for, and/or the price of, any drug product which obtains marketing approval. Even if coverage is obtained for a given drug product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use a drug product, and physicians may be less likely to prescribe a drug product, unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of the drug product. Therefore, coverage and adequate reimbursement is critical to new drug product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic drug products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a pharmaceutical manufacturer’s net revenue and results.

In addition, it is expected that the increased emphasis on managed care and cost containment measures in the United States by third-party payors will continue and place further pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more drug products that gain regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the EU, the sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC (the Price Transparency Directive). The aim of the Price Transparency Directive is to ensure that pricing and reimbursement mechanisms established in the EU Member States are transparent and objective, do not hinder the free movement of and trade in medicinal products in the EU, and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States, nor does it have any direct consequence for pricing or reimbursement levels in individual EU Member States. The EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms.

Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including the United Kingdom, France, Germany, Ireland, Italy and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU Member States. A negative HTA of one of our products by a leading and recognized HTA body, such as the National Institute for Health and Care Excellence in the United Kingdom, could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework, such as the United Kingdom, when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.

Other Healthcare Laws

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug product candidates which obtain marketing approval. In addition to FDA restrictions on marketing of pharmaceutical products, pharmaceutical manufacturers are exposed, directly, or indirectly, through customers, to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which a pharmaceutical manufacturer can market, sell and distribute drug products. Such laws include, without limitation:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for either the referral of an individual, or the purchase, leasing, furnishing or arranging for the purchase, lease or order of a good, facility, item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other hand. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (ACA) amended the intent requirement of the federal Anti-Kickback Statute, such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

•

the federal false claims and civil monetary penalty laws, including the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent. In addition, the ACA provides, and recent government cases against pharmaceutical and medical device manufacturers support the view, that federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the federal False Claims Act. Further, pharmaceutical manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of, or payment for, benefits, items or services;

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009 (HITECH) and its implementing regulations, which impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon certain health plans, healthcare clearinghouses and healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services (HHS) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare providers, state and local laws that require the registration of pharmaceutical sales representatives, and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that business activities can be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

Ensuring that business arrangements with third parties comply with applicable healthcare laws and regulations is costly and time consuming. If business operations are found to be in violation of any of the laws described above or any other applicable governmental regulations a pharmaceutical manufacturer may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from governmental funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of its operations.

Healthcare Reform

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of pharmaceutical manufacturers’ operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. Most recently, ACA, which was enacted in March 2010, includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, of greatest importance to the pharmaceutical and biotechnology industry are the following:

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing on January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (the BBA), among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal or replace elements of the ACA. More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. We continue to evaluate how the ACA and recent efforts to repeal and replace or limit the implementation of the ACA will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients.

Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. Under this blueprint for action, the Trump administration indicated that HHS will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although a number of these, and other potential proposals, will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Commercialization Strategy and Organization

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. If approved, we intend to commercialize our sulopenem program in the United States with a commercial partner and/or on our own with a targeted sales force across the community and hospital settings.

Prior to receiving approval, we plan to establish a health resources group to familiarize doctors in the community setting with the rising rate of resistance of pathogens to the current oral therapies for UTI. If approved, we will direct our health resources group to promote antibiotic stewardship, particularly of oral sulopenem, by educating physicians in the community setting about patients for whom sulopenem may be an appropriate treatment option. In the hospital setting, we believe our sulopenem program will support stewardship efforts in the hospital focused on reduction in treatment length-of-stay by providing a safe and effective oral therapy that can be completed in an outpatient setting. Our health resources group will also work with hospitals, provider organizations and payors to demonstrate that the use of sulopenem may reduce the length of a patients’ hospital stay or avoid hospital admission altogether, which we believe would lower the total cost of treatment of cUTI, and in some cases uUTI when inappropriate therapy leads to higher hospitalization rates or poor clinical outcomes for elevated risk patients. In addition, we expect that our health resources group will also work with doctors in the infectious disease field to answer questions regarding sulopenem’s clinical results and its pharmacokinetic profile, conduct medical education events regarding the emerging science and build awareness of sulopenem.

If the FDA approves oral sulopenem and sulopenem, we plan to build a commercial infrastructure to launch both product candidates in the United States. We expect that our commercial infrastructure, led by highly-experienced management personnel, would be comprised of a targeted sales force, an internal marketing and health resources group, as well as a managed markets group focused on reimbursement activities with third-party payors and a specialty distribution team. We also plan to have in place a patient and healthcare practitioner support group to assist with information requests, reimbursement logistics and assistance, and provide educational materials where appropriate. To ensure successful execution of these critical activities, we may need to hire personnel to fill some of these functions in advance of the anticipated approval date. Further, if we choose to engage with a commercial partner in the United States, we would expect to reach a broader percentage of the market for sulopenem.

We expect to direct our sales and marketing efforts toward the community and hospital practitioner settings that account for a substantial majority of the potential market for oral sulopenem and sulopenem across geographies with the highest prevalence of bacterial resistance to fluoroquinolones. Based on a 2017 market survey data of outpatient urine cultures of Enterobacteriaceae and quinolone resistance by zip code, we estimate that our initial sales force could successfully target key customers including top hospitals and emergency room clinics, as well as specialty and primary care practices in the community setting. As access for, and awareness of, our sulopenem program increases, we would plan to broaden our target audience and geography by increasing the number of sales representatives to capture a larger percentage of the market.

We are focusing our initial commercial efforts on the U.S. market, which we believe represents the largest market opportunity for our sulopenem program. We are currently evaluating our commercialization strategy outside the United States, and believe that Europe and Asia represent significant opportunities because of rising rates of ESBL and quinolone resistance in these geographies, which in many countries exceeds the United States’ resistance rate.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of any of our product candidates. We currently rely on four third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for our preclinical research and clinical trials. We currently have an 11-person team dedicated to managing the relationships with these manufacturers and the manufacturing process. Due to the complex and critical nature of drug manufacturing, we have employed a dual sourcing strategy in order to register two suppliers and validate at least one supplier for sulopenem’s API at the time of submitting our NDAs, with each supplier capable of producing commercial scale quantities under cGMP conditions. We also intend to have a third-party manufacturer to produce the oral sulopenem bilayer tablets. In the future, given the importance of our oral formulation, we plan to pursue additional sources to manufacture tablets. We plan to use another third party to manufacture the IV vials. Potential additional sources to manufacture IV vials have also been identified.

Employees

As of December 31, 2018, we had 48 full-time employees, including a total of nine employees with M.D., Pharm.D. or Ph.D. degrees. 37 employees were primarily engaged in research and development activities, with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good.

Our Corporate Information

We were incorporated under the laws of the Republic of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. Our principal executive offices are located at Block 2 Floor 3, Harcourt Centre, Harcourt Street, Dublin 2, Ireland, and our telephone number is (+353) 1 903-8920.

Available Information

We maintain a website with the address www.iterumtx.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the Exchange Act). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports, proxy and information statements and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our ordinary shares involves a high degree of risk. If any of the events described in the following Risk Factors and the risks described elsewhere in this Annual Report on Form 10-K actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our ordinary shares could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Capital Requirements

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program.

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of December 31, 2018, we had an accumulated deficit of $131.8 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We have financed our operations to date primarily through private placements of our preferred shares and, more recently, through our initial public offering of ordinary shares (IPO) in May 2018 and a private placement of our ordinary shares in December 2018, being the subscription for 190,615 ordinary shares by our supplier as described in Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In April 2018, we entered into a secured credit facility with Silicon Valley Bank (SVB) and made an initial drawdown of $15.0 million. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

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

Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Our expenses could increase if we are required by the FDA, the European Medicines Agency (EMA), or any comparable foreign regulatory authority, to perform different studies or studies in addition to those currently expected, or if there are any delays in completing our clinical trials, including delays or expense associated with increasing the sample size of any study, or with the development of our sulopenem program or any future product candidates. Even if oral sulopenem or sulopenem are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of oral sulopenem and sulopenem.  Where we enter into collaboration arrangements with third-party collaborators for commercialization of product candidates, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could cause our shareholders to lose all or part of their investment.

We will require additional capital to fund our operations, and if we fail to obtain financing when needed or on acceptable terms, we may not be able to complete the development and commercialization of our sulopenem program.

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

We believe that our existing cash, cash equivalents, short-term investments, and available borrowings under our credit facility, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to file with regulatory agencies and commercialize oral sulopenem and sulopenem, if we receive regulatory approval. If we receive regulatory approval for oral sulopenem or sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution.

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

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers), entered into a loan and security agreement with SVB pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing and the other $15.0 million is available at our option upon the satisfaction of certain draw requirements (as described in Note 12 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K). Obligations under the secured credit facility are secured by substantially all of our existing and future assets and the existing and future assets of our subsidiaries, including intellectual property. Our secured credit facility imposes operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, our ability to, among other things, dispose of certain assets, pay dividends and incur additional indebtedness. Failure to make payments or comply with these and other terms and covenants under our secured credit facility could result in an event of default, which could lead to an acceleration of amounts due and foreclosure upon and/or sale or other liquidation of all of our and our subsidiaries’ assets, including intellectual property. Any of the foregoing would have a material adverse effect on our operations and financial condition. In addition, this indebtedness and the security interests granted to secure it could make it more difficult for us to raise additional capital to fund our operations.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We began operations in November 2015. Since our inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, planning for potential commercialization, and research and development, including preclinical and clinical development, for our sulopenem program. While the members of our development team have successfully developed and registered other antibiotics in past roles at different companies, our company has limited experience and has not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product (or arrange for a third party to do so on our behalf), or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

Assuming we obtain marketing approval for oral sulopenem and sulopenem, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities whether we choose to commercialize product candidates directly ourselves or seek to commercialize them through third-party collaboration arrangements. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

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

Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our ordinary shares to decline, and our shareholders may not agree with our financing plans or the terms of such financings. To the extent that we raise additional capital through the sale of ordinary shares, convertible securities or other equity securities, the ownership interests of our then existing shareholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and antidilution protections that could adversely affect the rights of our then existing shareholders. In addition, if we make an additional draw under our secured credit facility, we will be required to issue additional warrants. Further debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely affect our ability to conduct our business. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Because we have limited financial resources, we intend to focus on developing our sulopenem program for the specific indications of uncomplicated urinary tract infections (uUTI), complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential.

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

Risks Related to Clinical Development and Commercialization

We are heavily dependent on the success of our sulopenem program, and our ability to develop, obtain marketing approval for and successfully commercialize oral sulopenem and sulopenem. If we are unable to obtain marketing approvals for oral sulopenem or sulopenem, or if thereafter we fail to commercialize oral sulopenem or sulopenem or experience significant delays in doing so, our business will be materially harmed.

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

Our company has no experience in obtaining regulatory approval for a drug.

Our company has never obtained regulatory approval for, or commercialized, a drug. We must complete extensive preclinical and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals. To gain approval to market a product candidate, we must provide the FDA and foreign regulatory authorities with non-clinical, clinical and chemistry, manufacturing, and controls (CMC) data that adequately demonstrates the safety and efficacy of the product for the intended indication(s) applied for in the new drug application (NDA) or other respective regulatory filing. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical, non-clinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available.

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

Our business currently depends entirely on the successful development, regulatory approval and commercialization of our sulopenem program. The clinical development of our sulopenem program, or any future product candidates, is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier non-clinical studies or clinical trials. The results of preclinical and other non-clinical studies and/or early clinical trials of our product candidates or future product candidates may not be predictive of the results of later-stage clinical trials and interim results of a clinical trial do not necessarily predict final results. Notwithstanding any promising results in early non-clinical studies or clinical trials, we cannot be certain that we will not face similar setbacks.

For example, we present data from clinical trials conducted by Pfizer Japan in the 1990s. The data from those clinical trials is not directly comparable to data from clinical trials that would be conducted today or the data that we anticipate from our Phase 3 program for a variety of reasons, including that protocols were designed for different purposes and as a consequence had different enrollment and efficacy evaluation criteria. For example, while a subjective investigator assessment of outcome is typically included in all cUTI protocols and was performed in the Japanese program, more structured endpoints are required as part of current FDA guidelines for registrational trials. Current FDA guidelines define the primary efficacy outcome based on both clinical and microbiological success, while EMA guidelines recommend microbiologic outcome. The structured endpoint in the Japanese program assessed outcome based on resolution of pyuria and microbiologic outcome. In addition, the pathogens isolated in the course of a clinical trial will vary depending on the types of patients enrolled, the geographic location of the sites that contribute to the study and the year in which the study is performed. While the organisms seen in the Japanese study are similar to those we anticipate in the Phase 3 program, we expect the frequency distribution of these pathogens may be different. Furthermore, adverse event reports can vary by geographic region and we may see a different adverse event rate and different types of events in patients that we study in the Phase 3 program relative to the experience in Japan.

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

In some instances, there can be significant variability in safety and/or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants, among others. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one of the factors listed or otherwise. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity of or intolerability of our product candidates or may determine that our product candidates are toxic or not well tolerated when that is not in fact the case. In the case of our clinical trials, results may differ on the basis of the type of bacteria with which patients are infected. We cannot assure our shareholders that any ongoing clinical trials that we are conducting or other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

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

•

we may have to suspend or terminate clinical trials of a product candidate for various reasons, including non-compliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, we rely on and expect to continue to rely on contract research organizations (CROs) and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their performance.

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

We have not previously completed Phase 3 clinical trials of oral sulopenem or sulopenem in the indications uUTI, cUTI and cIAI, and we have not documented to the satisfaction of regulators that these treatments are effective in treating uUTIs, cUTIs or cIAIs in humans. Although we believe that oral sulopenem and sulopenem have the potential to treat uUTIs, cUTIs, and cIAIs in humans based on the results of prior preclinical studies and clinical trials, the results of these preclinical studies and clinical trials are not necessarily predictive of the results of our ongoing Phase 3 clinical trials, and we cannot guarantee that oral sulopenem and sulopenem will demonstrate the expected efficacy in clinical trial patients. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in our ongoing Phase 3 clinical trials.

Other companies in the pharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials.

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

To date, sulopenem and sulopenem etzadroxil have generally been well tolerated in clinical trials conducted in healthy subjects and patients. During the development of oral sulopenem and sulopenem, patients have experienced drug-related side effects including diarrhea, temporary increases in hepatic enzymes, allergic reactions, and rash. In the Japanese program, one patient reported a serious adverse event related to sulopenem of a transient elevation in liver function tests. The patient died due to metastatic lung cancer. Other serious adverse events recorded in patients receiving sulopenem in the Japanese program, which were not considered by the investigator to be related to sulopenem, included myocardial infarction with respiratory failure and progression of underlying ovarian carcinoma, in both cases resulting in death. For each of these patients, sulopenem was not determined to be the cause of death. If unexpected adverse events occur in any of our clinical trials, we may need to abandon development of our product candidates, or limit development to lower doses or to certain uses or subpopulations in which the undesirable side effects or other unfavorable characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevent further development of the compound.

Undesirable side effects or other unexpected adverse events or properties of oral sulopenem, sulopenem or any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or could deny approval of, oral sulopenem, sulopenem or other product candidates. If such an event occurs after such product candidates are approved, a number of potentially significant negative consequences may result, including:

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If oral sulopenem, sulopenem or any other product candidate that we develop does not achieve an adequate level of market acceptance, we may not generate significant product revenues and, therefore, we may not become profitable. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the product candidate as demonstrated in clinical trials as compared to alternative treatments;
•	the potential and perceived advantages and disadvantages of the product candidates, including cost and clinical benefit relative to alternative treatments;
•	relative convenience and ease of administration;
•	the clinical indications for which the product candidate is approved;
•	the willingness of physicians to prescribe the product;
•	the willingness of hospital pharmacy directors to purchase the product for their formularies;
•	acceptance by physicians, patients, operators of hospitals and treatment facilities and parties responsible for coverage and reimbursement of the product;
•	the availability of coverage and adequate reimbursement by third-party payors and government authorities;
•	the effectiveness of our sales and marketing efforts or those of collaborators, where we choose not to commercialize directly ourselves;
•	the strength of marketing and distribution support;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved REMS;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;
•	the approval of other new products for the same indications;
•	the timing of market introduction of the approved product as well as competitive products;
•	adverse publicity about the product or favorable publicity about competitive products;
•	the emergence of bacterial resistance to the product; and
•	the rate at which resistance to other drugs in the target infections grows.

In addition, the potential market opportunity for oral sulopenem and sulopenem is difficult to estimate. Our estimates of the potential market opportunity are predicated on several key assumptions such as industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, then the actual market for oral sulopenem and sulopenem could be smaller than our estimates of the potential market opportunity. If the actual market for oral sulopenem and sulopenem is smaller than we expect, or if the product fails to achieve an adequate level of acceptance by physicians, health care payors, patients, hospitals and others in the medical community, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

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

There are also a number of oral product candidates in clinical development by third parties that are intended to treat UTIs. Some mid- to late-stage product candidates include ceftibuten clavulanate from Achaogen, Inc., tebipenem pivoxil from Spero Therapeutics, Inc., delafloxacin from Melinta Therapeutics, Inc., pivmecillinam from Utility Therapeutics Limited, ETX0282CPDP (a novel ß-lactamase inhibitor combined with cefpodoxime proxetil) from Entasis Therapeutics Holdings Inc. and omadacycline from Paratek Pharmaceuticals, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from Allergan plc and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Achaogen, Inc, and Xerava from Tetraphase Pharmaceuticals, Inc. There are also a number of IV-administered product candidates in late-stage clinical development that are intended to treat resistant gram-negative infections, including cefiderocol from Shionogi & Co. Ltd., Contepo from Nabriva Therapeutics plc (as successor to Zavante Therapeutics, Inc.) and imipenem-relabactam from Merck & Co.

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

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotics Incentives Now Act (the GAIN Act). The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products (QIDP). One such incentive is that, once a product receives QIDP designation and completes the necessary clinical trials and is approved by the FDA, it will be given an additional five years of regulatory exclusivity regardless of whether it is protected by a patent, provided that it is already eligible for another type of regulatory exclusivity. The FDA has designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI and cIAI and, more recently, for the indications of community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. In December 2016, the Cures Act was passed, providing additional support for the development of new infectious disease products. These incentives may result in more competition in the market for new antibiotics, and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of product candidates that could be competitive with oral sulopenem, sulopenem and our other product candidates.

Even if we are able to commercialize oral sulopenem, sulopenem or any other product candidate, the product may become subject to unfavorable pricing regulations, or third-party payor coverage and reimbursement policies that could harm our business.

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

The commercial success of oral sulopenem and any future product candidates, if approved, will depend substantially, both in the United States and outside the United States, on the extent to which coverage and adequate reimbursement for the product and related treatments are available from government health programs, private health insurers and other third-party payors. If coverage is not available, or reimbursement is limited, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investments. Government authorities and third-party payors, such as health insurers and managed care organizations, publish formularies that identify the medications they will cover and the related payment levels. The healthcare industry is focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably.

In the United States, sales of our product candidates will depend, in part, on the availability and extent of coverage and reimbursement by third-party payors, such as government health programs, including Medicare and Medicaid, commercial insurance and managed healthcare organizations. There is no uniform coverage and reimbursement policy among third-party payors; however, private third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Obtaining coverage and reimbursement approval for a product candidate from third-party payors is a time-consuming and costly process that may require the provision of supporting scientific, clinical and cost effectiveness data for the use of such product candidate to the third-party payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product candidate is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that a product candidate will be paid for in all cases or at a rate that covers operating costs, including research, development, intellectual property, manufacture, sales and distribution expenses. Reimbursement rates may vary according to the use of the product candidate and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for our product candidates.

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

As with some commercially available carbapenems, oral sulopenem and sulopenem are not active against organisms expressing a resistance mechanism mediated by enzymes known as carbapenemases. Although occurrence of this resistance mechanism is currently uncommon, we cannot predict whether carbapenemase-mediated resistance will become widespread in regions where we intend to market sulopenem if it is approved. The use of carbapenems or penems in areas with drug-resistant infections or in countries with poor public health infrastructures, or the potentially extensive use of oral sulopenem or sulopenem outside of controlled hospital settings or in the community, could contribute to the rise of resistance. In addition, prescribers may be less likely to prescribe oral sulopenem and sulopenem if they are concerned about contributing to the rise of antibiotic resistance. If resistance to oral sulopenem or sulopenem becomes prevalent, or concerns about such resistance are strong, our ability to generate revenue from oral sulopenem and sulopenem could suffer.

We may be subject to costly product liability claims related to our clinical trials and product candidates and, if we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of our insurance coverage, a material liability claim could adversely affect our financial condition.

Because we conduct clinical trials with human patients, we face the risk that the use of our product candidates may result in adverse side effects to patients in our clinical trials. We face even greater risks upon any commercialization of our product candidates. Although we have product liability insurance, which covers our clinical trials for up to $20.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We will need to increase our insurance coverage if and when we receive marketing approval for and begin selling oral sulopenem, sulopenem or any other product candidate. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, if at all.

We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur a liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates or products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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

Our operations involve the use of hazardous materials, including chemicals, and may produce dangerous waste products. Accordingly, we, along with the third parties that conduct clinical trials and manufacture our products and product candidates on our behalf, are subject to federal, state, local and foreign laws and regulations that govern the use, manufacture, distribution, storage, handling, exposure, disposal and recordkeeping with respect to these materials. We are also subject to a variety of environmental and occupational health and safety laws. Compliance with current or future laws and regulations can require significant costs and we could be subject to substantial fines and penalties in the event of non-compliance. In addition, the risk of contamination or injury from these materials cannot be completely eliminated. In such event, we could be held liable for substantial civil damages or costs associated with the cleanup of hazardous materials.

If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including, but not limited to, natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could delay or negatively impact the development and commercialization of our sulopenem program and any future product candidates or technology, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property or, could lead to the public exposure of personal information (including sensitive personal information) of our employees and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to disclosure or modification of, personally identifiable information, could harm our reputation, compel us to comply with applicable European, and United States federal and/or state, breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation and liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer reputational damage, financial loss and other negative consequences because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

Risks Related to Our Dependence on Third Parties

If we fail to comply with our obligations in our agreement with Pfizer, we could lose such rights that are important to our business.

We rely heavily on the Pfizer License pursuant to which we exclusively in-license certain patent rights and know-how related to sulopenem etzadroxil and certain know-how related to the IV formulation of sulopenem. The Pfizer License imposes diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us, and we may enter into additional agreements, including license agreements, with other parties in the future which impose similar obligations.

The Pfizer License gives us exclusive worldwide rights to develop, manufacture, and commercialize sulopenem etzadroxil and sulopenem, or any other prodrug of sulopenem previously identified by Pfizer as well as the right to use relevant information and regulatory documentation developed by Pfizer to support any regulatory filing worldwide. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop, obtain regulatory approval for and commercialize sulopenem etzadroxil and sulopenem by implementing a specified development plan and providing an update on progress on an annual basis. Under the Pfizer License, we paid Pfizer a one-time non-refundable upfront fee of $5.0 million, clinical milestone payments totaling $15.0 million, upon first patient dosing of oral sulopenem and sulopenem in a Phase 3 clinical trial, and are obligated to pay Pfizer milestone payments upon the achievement of other specified regulatory and sales milestones as well as royalties ranging from a single-digit to mid-teens percentage based on the amount of marginal net sales of each licensed product. Pfizer also received 381,922 of our Series A preferred shares (which converted to ordinary shares in connection with our IPO) as additional payment for the licensed rights.

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

We do not independently conduct non-clinical studies that comply with good laboratory practice (GLP) requirements. We also do not have the ability to independently conduct clinical trials of any of our product candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators to conduct our clinical trials of oral sulopenem and sulopenem and expect to rely on these third parties to conduct clinical trials of any potential product candidates. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a CRO for a clinical trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. While we will have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP studies and our clinical trials play a significant role in the conduct of these studies and clinical trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct our GLP-compliant non-clinical studies and clinical trials, we remain responsible for ensuring that each of our non-clinical studies and clinical trials are conducted in accordance with applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. The FDA and regulatory authorities in other jurisdictions also require us to comply with standards, commonly referred to as good clinical practices (GCPs), for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot assure our shareholders that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We contract with third parties for the manufacture of preclinical and clinical supplies of oral sulopenem and sulopenem and expect to continue to do so in connection with any future commercialization and for any future clinical trials and commercialization of our product candidates and potential product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have the internal infrastructure or capability to manufacture oral sulopenem and sulopenem for use in the conduct of our preclinical research or clinical trials. We rely on third-party contract manufacturers to manufacture supplies of oral sulopenem and sulopenem, and we expect to rely on third-party contract manufacturers to manufacture commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities, if any. Reliance on third-party manufacturers entails risks, including:

•

manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of their agreement with us;

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

As drug candidates are developed through non-clinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, methods of making drug formulations, and drug formulations, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our drug candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates and jeopardize our ability to commence sales and generate revenue.

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

We rely upon a combination of patents, trademarks, trade secret protection, confidentiality agreements and other proprietary rights to protect the intellectual property related to our development programs and product candidates. Our success depends, in part, on obtaining and maintaining patent protection and successfully enforcing these patents and defending them against third-party challenges in the United States and other countries. If we or our licensors are unable to obtain or maintain patent protection with respect to oral sulopenem or any other product candidates or technology we develop, our business, financial condition, results of operations and growth prospects could be materially harmed.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, our licensed U.S. patent claim for a composition of matter patent for oral sulopenem is due to expire in 2029, subject to potential extension to 2034 under the Drug Price Competition and Patent Term Restoration Act of 1984 (referred to as the Hatch-Waxman Act). Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our patent rights may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

The FDA designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI and cIAI and, more recently, for the indications of community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status provides the potential for a more rapid review cycle for an NDA and could add five years to any regulatory exclusivity period that we may be granted.  However, that does not guarantee that we will receive any regulatory exclusivity or that any such exclusivity will be for a period sufficient to provide us with any commercial advantage. Moreover, we do not own or license any patent directed to the compound sulopenem.

Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of the U.S. patents we currently license may be eligible for limited patent term extension under the Hatch-Waxman Act, and similar legislation in the European Union. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. We may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of the relevant patents or otherwise fail to satisfy applicable requirements and the length of the extension could be less than we request. To the extent we wish to pursue patent term extension based on a patent that we in-license from Pfizer or another third party, we would need the cooperation of Pfizer or the third party. Moreover, similar extensions may be available in some of the larger economic territories but may not be available in all of our markets of interest.

If we are unable to obtain patent term extension/restoration or some other exclusivity, or the term of any such extension is less than we request, the period during which we can enforce our exclusive rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and non-U.S. patent rights. If this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would materially harm our business, financial condition, results of operations and growth prospects.

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

•	third parties performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license; and
•	we may not develop additional proprietary technologies that are patentable.

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

In the last few years, the USPTO has developed regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA, in particular, the first to file provisions only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business and this may not be known until such time as we, or our licensors or collaboration partners, are filing patent applications for an invention or seeking to defend issued patents. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaboration partners’ patent applications and the enforcement or defense of our or our licensors’ or collaboration partners’ issued patents, all of which could have an adverse effect on our business and financial condition.

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

Patent litigation and other proceedings may also absorb significant management time. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. During the course of any patent or other intellectual property litigation or other proceeding, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings or developments and if securities analysts or investors regard these announcements as negative, the perceived value of our product candidates or intellectual property could be diminished. Accordingly, the market price of our ordinary shares may decline. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, ability to compete in the marketplace, financial condition, results of operations and growth prospects.

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents covering our products, our competitors might be able to enter the market, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We have registered trademarks for “Iterum” in the United States, European Union, Japan, Switzerland and Canada. If we are unable to secure registrations for our trademarks in other countries, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. We have also not yet registered trademarks for any of our product candidates in any jurisdiction. Any trademark applications we may file for our product candidates are not guaranteed to be allowed for registration, and even if they are, we may fail to maintain or enforce such registered trademarks. During trademark registration proceedings in the United States and other jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

In addition, any proprietary name we propose to use with oral sulopenem, sulopenem or any other product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA and the EMA.

Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our business, financial condition, results of operations and growth prospects.

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

Although we have QIDP status and fast track designation for sulopenem and oral sulopenem for the indications of uUTI, cUTI and cIAI (and, more recently, for the indications of community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease) which may provide for a more rapid new drug application review cycle, the time required to obtain approval, if any, by the FDA and comparable foreign authorities is unpredictable and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we or they receive regulatory approval of an NDA from the FDA.

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we are conducting our Phase 3 clinical trials pursuant to SPA agreements, the FDA may still require us to conduct additional non-clinical studies or clinical trials for our product candidates either prior to or post-approval, and it may otherwise object to elements of our clinical development program.

We have not submitted an NDA for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA has substantial discretion in the review and approval process and may refuse to accept for filing any application or may decide that our data is insufficient for approval and require additional non-clinical, clinical or other studies. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates or require us to conduct additional non-clinical or clinical testing or abandon a program for many reasons, including:

•

the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials, although we are conducting our Phase 3 clinical trials pursuant to SPA agreements;

•	negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that our product candidates are safe and effective for the proposed indication(s);
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from non-clinical studies or clinical trials;
•	our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional non-clinical studies or clinical trials;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling and/or the specifications for our product candidates; or
•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage complete the FDA or foreign regulatory approval processes and are successfully commercialized. The lengthy review process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval, which would significantly harm our business, financial condition, results of operations and growth prospects.

Even if we eventually receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, often referred to as Phase 4 clinical trials, and the FDA may require the implementation of a REMS, which may be required to ensure safe use of the drug after approval. The FDA or the applicable regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

We are currently evaluating our commercialization strategy in the United States and other territories. We believe that in addition to the United States, Europe represents a significant market opportunity because of rising rates of extended spectrum ß-lactamases (ESBL) resistance. On June 23, 2016, the electorate in the United Kingdom (UK) voted in favor of leaving the European Union (EU), commonly referred to as Brexit. On March 29, 2017, the country formally notified the EU of its intention to withdraw from the EU pursuant to Article 50 of the Lisbon Treaty, commencing a period of two years, unless extended, for the UK and other EU member states to negotiate the terms of the withdrawal.  There has been limited progress so far in the negotiations and continued uncertainty in the UK government which increases the possibility of the UK exiting the EU on April 12, 2019 without a formal withdrawal agreement in place and of significant market and economic disruption as a result. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Since a significant proportion of the regulatory framework in the UK is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the UK or the EU. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidates, which could significantly and materially harm our business.

Non-U.S. regulatory authorities may require us to conduct additional clinical trials or non-clinical studies to accommodate submission for the cUTI indication.

We obtained scientific advice from the EMA for each of the Phase 3 clinical trials in the uUTI, cUTI and cIAI indications, as well as to gain alignment on non-clinical supportive information required for EMA submission. We are not in alignment with regard to the comparator agent selected for the cUTI clinical trial and are considering other options to accommodate a European filing for this indication. The EMA may request that we conduct one or more additional clinical trials or non-clinical studies to support potential approval for oral sulopenem and sulopenem for the cUTI indication. We cannot predict how the EMA will interpret the data and results from our Phase 3 clinical trial and other elements of our development program, or whether oral sulopenem or sulopenem will receive any regulatory approvals in the EU.

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
•

require entry into a consent decree, which can include imposition of various fines (including restitution or disgorgement of profits or revenue), reimbursements for inspection costs, required due dates for specific actions and penalties for non-compliance;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law.  For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate”. The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next congressional session.  It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision.  We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

The Trump administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices.  Under this blueprint for action, the Trump administration indicated that HHS will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.  More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our employees, independent contractors, principal investigators, CROs, consultants or vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants or vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; manufacturing standards; federal and state healthcare fraud and abuse laws and regulations; or laws that require the true, complete and accurate reporting of financial information or data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, curtailment of our operations, contractual damages, reputational harm, and diminished potential profits and future earnings, any of which could adversely affect our business, financial condition, results of operations or growth prospects.

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

Risks Related to Taxation

We believe we may have been a passive foreign investment company for U.S. federal income tax purposes in the past and we could be a passive foreign investment company in the future, which could subject U.S. Holders to adverse U.S. federal income tax consequences.

Based on our gross income and average value of our gross assets, we do not believe we (or our wholly-owned, non-U.S. subsidiary) were a passive foreign investment company (PFIC) for the tax year ended December 31, 2018.  Our status, and the status of our non-U.S. subsidiary, in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurances as to our PFIC status for the current taxable year or any future taxable year.  We believe that we, including our non-U.S. subsidiary, may have been a PFIC for our taxable years ended December 31, 2017 and 2016.

We will be a PFIC in any taxable year if at least (i) 75% of our gross income is “passive income” or (ii) 50% of the average gross value of our assets, determined on a quarterly basis, is attributable to assets that produce, or are held for the production of, passive income. We refer to the passive income test as the “PFIC Income Test” and the asset test as the “PFIC Asset Test”.

As used in this section, Risks Related to Taxation, the term “U.S. Holder” means a beneficial owner of our ordinary shares that is, for U.S. federal income tax purposes, (1) an individual who is a citizen or resident of the United States, (2) a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof, or the District of Columbia, (3) an estate the income of which is subject to U.S. federal income tax regardless of its 168 source or (4) a trust (x) with respect to which a court within the United States is able to exercise primary supervision over its administration and one or more United States persons have the authority to control all of its substantial decisions or (y) that has elected under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes.

If we are a PFIC in any taxable year in which a U.S. Holder holds shares, subject to the next sentence, we always will be a PFIC with respect to those shares, regardless of the results of the PFIC Income Test or the PFIC Asset Test as applied to us in subsequent years.  However, under applicable Treasury regulations, if the preceding sentence applies to a U.S. Holder we will cease to be treated as a PFIC with respect to that U.S. Holder if, in the manner and at the time required by those regulations, the U.S. Holder elects to recognize (and pay tax on, in the manner described in the next paragraph) any unrealized gain in the shares of our stock owned by that U.S. Holder.

If we are a PFIC and a U.S. Holder does not make a mark-to-market election (discussed below) with respect to our ordinary shares, that U.S. Holder may be subject to adverse tax consequences, including deferred tax and interest charges, with respect to certain distributions on our ordinary shares, any gain realized on a disposition of our ordinary shares and certain other events. The effect of these adverse tax consequences could be materially adverse to the shareholder. If, in any taxable year during which a U.S. Holder holds our ordinary shares and our non-U.S subsidiary is a PFIC (i.e., a lower-tier PFIC), such U.S. Holder would be treated as owning a proportionate amount (by value) of the shares of the lower-tier PFIC and would be taxed under the PFIC excess distribution regime on distributions by the lower-tier PFIC and on gain from the disposition of shares of the lower-tier PFIC even though such U.S. Holder would not receive the proceeds of those distributions or dispositions.

If a U.S. Holder makes a valid, timely mark-to-market election with respect to our ordinary shares, that U.S. Holder will recognize as ordinary income or loss in each year that we meet the PFIC Income Test or PFIC Asset Test an amount equal to the difference between that U.S. Holder’s adjusted basis in our ordinary shares and the fair market value of the ordinary shares, thus also possibly giving rise to phantom income and a potential out-of-pocket tax liability. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. U.S. Holders should also be aware that the mark-to-market election generally will not be available with respect to any of our subsidiaries that is a PFIC and that gain recognized on the sale of our ordinary shares that is attributable to a subsidiary that is a PFIC may result in such gain being subject to deferred tax and interest charges.

We currently intend to make available the information necessary to permit a U.S. Holder to make a qualified electing fund, or “QEF election,” under the U.S. federal income tax laws, which may mitigate some of the adverse U.S. federal income tax consequences that could apply to a U.S. Holder.  However, we may choose not to provide such information at a future date.

If the IRS determines that we are not a PFIC, and a U.S. Holder previously paid taxes pursuant to a mark-to-market election, they may have paid more taxes than they legally owed.

If the U.S. Internal Revenue Service (IRS) makes a determination that we were not a PFIC in a prior taxable year and a U.S. Holder previously paid taxes pursuant to a mark-to-market election, that U.S. Holder may have paid more taxes than were legally owed due to such election. If such U.S. Holder does not, or is not able to, file a refund claim before the expiration of the applicable statute of limitations, that U.S. Holder will not be able to claim a refund for those taxes.

Changes to U.S. federal income tax laws could have material consequences for us and U.S. Holders of our ordinary shares.

Future U.S. legislation, U.S. Treasury regulations and IRS rulings could affect the U.S. federal income tax treatment of us and U.S. Holders of our ordinary shares.

A future transfer of a shareholder’s ordinary shares, other than one effected by means of the transfer of book entry interests in DTC, may be subject to Irish stamp duty.

Transfers of our ordinary shares effected by means of the transfer of book entry interests in the Depository Trust Company (DTC) should not be subject to Irish stamp duty. Where the ordinary shares are traded through DTC through brokers who hold such ordinary shares on behalf of customers an exemption should be available because our ordinary shares are traded on a recognized stock exchange in the U.S. However, if a shareholder holds their ordinary shares directly rather than beneficially through DTC through a broker, any transfer of their ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty to arise could adversely affect the price of our ordinary shares.

Dividends paid by us may be subject to Irish dividend withholding tax.

We have never declared or paid cash dividends on our ordinary shares and we do not expect to pay dividends for the foreseeable future. To the extent that we do make dividend payments (or other returns to shareholders that are treated as “distributions” for Irish tax purposes), it should be noted that, in certain limited circumstances, dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends paid on our ordinary shares. A number of exemptions from dividend withholding tax exist, such that shareholders resident in EU member states (other than Ireland) or other countries with which Ireland has signed a double tax treaty, which includes the United States, should generally be entitled to exemptions from dividend withholding tax provided that the appropriate documentation is in place. The ability of a U.S. Holder to credit any Irish dividend withholding tax against that U.S. Holder’s tentative U.S. federal tax liability may be subject to limitations.

Dividends received by Irish residents and certain other shareholders may be subject to Irish income tax.

We have never declared or paid cash dividends on our ordinary shares and we do not expect to pay dividends for the foreseeable future. To the extent that we do make dividend payments (or other returns to shareholders that are treated as “distributions” for Irish tax purposes), it should be noted that shareholders who are entitled to an exemption from Irish dividend withholding tax on dividends received from us will not be subject to Irish income tax in respect of those dividends, unless they have some connection with Ireland other than their shareholding in Iterum Therapeutics plc (for example, they are resident in Ireland) or they hold their ordinary shares through a branch or agency in Ireland which carries out a trade of their behalf. Shareholders who are not resident nor ordinarily resident in Ireland, but who are not entitled to an exemption from Irish dividend withholding tax, will generally have no further liability to Irish income tax on those dividends which suffer dividend withholding tax.

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

Risks Related to Our Ordinary Shares

An active trading market for our ordinary shares may not be sustained.

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

Since our IPO in May 2018, the trading price of our ordinary shares has fluctuated between a low of $5.01 and a high of $13.00 per share. The trading price of our ordinary shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section of this document and others, such as:

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

Based on shares outstanding as of February 28, 2019, our executive officers, directors, holders of 5% or more of our ordinary shares and their respective affiliates beneficially own in the aggregate approximately 68.6% of our outstanding ordinary shares. As a result of their share ownership, these holders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring shareholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that our shareholders may feel are in their best interest.

If we raise additional capital in the future, our existing shareholders’ level of ownership in our Company could be diluted or require us to relinquish rights.

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

Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales could occur, could cause our share price to fall.

A portion of our outstanding ordinary shares can be traded without restriction at any time. A substantial portion of our outstanding ordinary shares is currently restricted as a result of federal securities laws but can be sold at any time subject to applicable volume limitations. In addition, a portion of our ordinary shares is currently restricted as a result of contractual provisions until November 2019. As such, sales of a substantial number of our ordinary shares in the public market could occur at any time. If our current shareholders sell, or indicate an intention to sell, substantial amounts of our ordinary shares in the public market, the trading price of our ordinary shares could decline.

In addition, ordinary shares that are issuable upon exercise of outstanding options, or reserved for future issuance under our equity incentive plans or issuable upon exercise of outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

We are an “emerging growth company” as defined in the JOBS Act, and, therefore, we may take advantage of reduced disclosure and regulatory requirements that are otherwise generally applicable to public companies, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these reduced disclosure and regulatory requirements until we are no longer an “emerging growth company.” We may remain an “emerging growth company” until as late as December 31, 2023 (the fiscal year-end following the fifth anniversary of our IPO), although we may cease to be an “emerging growth company” earlier under certain circumstances, including if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or if our gross revenue exceeds $1.07 billion in any fiscal year. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until those standards apply to private companies. We have irrevocably elected not to avail ourselves of this delayed adoption of new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Global Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our ordinary shares. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Market.

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

We have broad discretion in the use of our funds and may not use them effectively.

We have broad discretion in the application of our available funds and could spend the funds in ways that do not improve our results of operations or enhance the value of our ordinary shares. Our failure to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our ordinary shares to decline and delay the development of our product candidates. Pending their use, we may invest funds in a manner that does not produce income or that loses value.

Item 2. Properties.

Our headquarters are located in Dublin, Ireland, where we lease approximately 5,551 square feet of office space. Our lease extends through November 2026, and we have the option to terminate the lease in November 2021 with one year’s notice and a six months’ rent penalty. In June 2018 we entered into a lease for a commercial unit in Dublin that extends through June 2038, with the option to terminate the lease in June 2028 with no penalty provided one year’s notice is given. We also lease office space in Old Saybrook, Connecticut. Our lease extends through June 2022, and we have the option to extend the term of the lease for such space through June 2025. We also lease office space in Chicago, Illinois. Our lease extends through June 2023, and we have the option to extend the term of the lease for such space through June 2028. We believe that our current facilities are adequate to meet our near-term needs, and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings or be subject to claims arising out of our operations. We are not currently a party to any legal proceedings that in the opinion of our management, would have a material adverse effect on our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares have been publicly traded on The Nasdaq Global Market under the symbol “ITRM” since May 25, 2018. Prior to that time, there was no public market for our shares.

Holders of Record

On February 28, 2019, we had approximately 22 shareholders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid cash dividends on our ordinary shares and do not anticipate paying any dividends on our ordinary shares in the foreseeable future. Any determination to pay dividends in the future will be at the sole discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors our board of directors deem relevant, and subject to compliance with applicable laws, including Irish Company law which requires Irish companies to have distributable reserves available for distribution equal to or greater than the amount of the proposed dividend. In addition, our ability to pay cash dividends is currently prohibited by the terms of our credit facility with SVB.

Recent Sales of Unregistered Securities

  From January 1, 2018 through December 31, 2018, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, for the one for 15.71 reverse stock split of our ordinary shares that became effective on May 15, 2018:

•

On February 16, 2018, we issued an aggregate of 1,709,650 Series B-2 preferred shares at a purchase price of $18.85 per share for an aggregate purchase price of $32.2 million to existing holders of our series B-1 shares. Upon the closing of our IPO, all such Series B-2 preferred shares converted into ordinary shares, as described in Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

•

On December 14, 2018, we issued 190,615 ordinary shares to a supplier at a price of $7.14 per share for an aggregate subscription price of $1.36 million pursuant to the terms of a subscription agreement with the supplier, as described in Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our wholly owned subsidiary, Iterum Therapeutics International Limited, paid such aggregate subscription price to us in satisfaction of the suppliers obligation to pay the subscription monies to us and Iterum Therapeutics International Limited’s obligation to pay certain amounts due and owing under certain commercial agreements entered into between such subsidiary and the supplier.

The issuances of these securities were exempt from registration under Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) in that the transactions were by an issuer not involving any public offering or were exempt from the registration requirements of the Securities Act in reliance on Regulation S promulgated under the Securities Act on the basis that the shares will not be offered, sold, pledged or transferred in the United States or to a U.S. person for a defined period.

The Company did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts and commissions, in connection with any of the issuances of securities listed above. All of the foregoing securities were deemed restricted securities for purposes of the Securities Act at the time of issue.

Use of Proceeds from Registered Securities

On May 30, 2018, we completed the IPO of our ordinary shares pursuant to which we issued and sold 6,150,000 ordinary shares at a price to the public of $13.00 per share. In addition, on June 26, 2018, we issued and sold an additional 200,000 ordinary shares at the IPO price of $13.00 per share as a result of the partial exercise by the underwriters of their option to purchase additional ordinary shares.

The offer and sale of all of the ordinary shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-224582), which was declared effective by the SEC on May 24, 2018.

We received aggregate gross proceeds from our IPO of $82.5 million, or aggregate net proceeds of $74.2 million after deducting underwriting discounts and commissions of $5.8 million and offering costs of $2.5 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10% or more of our ordinary shares or to any of our affiliates.

As of December 31, 2018 we had used approximately $56.2 million from our IPO proceeds, including clinical milestone payments totaling $15.0 million paid to Pfizer pursuant to the exclusive license agreement we have entered into with Pfizer. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 25, 2018.

Purchases of Equity Securities by the Issuer

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have successfully developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to herein as oral sulopenem. Both sulopenem product candidates have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones. We see two distinct opportunities for our sulopenem program: patients at elevated risk for treatment failure in the community setting suffering from uncomplicated urinary tract infections (uUTI) and hospitalized patients suffering from complicated, antibiotic-resistant infections.

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which includes: a Phase 3 uUTI clinical trial, known as SUlopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infections (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infections (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We are conducting the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. We expect to complete enrollment and produce topline data for all three clinical trials in the second half of 2019, and submit our new drug applications (NDAs) to the FDA by the end of 2019.

On May 30, 2018 we completed an initial public offering, or IPO, of our ordinary shares, and issued and sold 6,150,000 ordinary shares at a public offering price of $13.00 per share, resulting in net proceeds of $71.8 million after deducting underwriting discounts and commissions and offering costs payable by us. On June 26, 2018, we issued and sold an additional 200,000 ordinary shares at the IPO price of $13.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional ordinary shares, resulting in additional net proceeds of $2.4 million after deducting underwriting discounts and commissions and offering costs payable by us. Aggregate net proceeds from the IPO totalled $74.2 million after deducting underwriting discounts and commissions and offering costs payable by us.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. Our net losses for 2018, 2017 and 2016 were $77.1 million, $29.4 million and $13.5 million respectively. As of December 31, 2018, we had an accumulated deficit of $131.8 million. We expect to continue to incur significant expenses for the foreseeable future as we advance our sulopenem program through Phase 3 clinical trials, seek regulatory approval and engage in market preparation and pre-commercialization activities. In addition, if we obtain marketing approval for oral sulopenem and sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We are currently evaluating our commercialization strategy in the United States and other territories. We may also incur expenses in connection with the establishment of additional sources for the manufacture of sulopenem tablets and IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result, we will require additional capital to fund our operations, to continue to develop our sulopenem program and to execute our strategy. Until such time as we can obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our sulopenem program, or otherwise change our strategy.

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

As of December 31, 2018, we had cash, cash equivalents, restricted cash and short-term investments of $84.7 million. We believe that our existing cash, cash equivalents, restricted cash, short-term investments and available borrowings under our credit facility, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of oral sulopenem or sulopenem in 2019. If our development efforts for our sulopenem program are successful and result in regulatory approval and/or license agreements with third parties, we may generate revenue in the future from product sales. To date, all of our revenue has been derived from our Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator Award (CARB-X Award). We expect that our revenue in 2019 will be derived primarily from payments under the CARB-X Award or government awards that we may enter into in the future. In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. We receive funding from CARB-X as we incur qualifying expenses. During the years ended December 31, 2018 and 2017 we recognized revenue of $0.9 million and $0.5 million, respectively, under this award.

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

Research and development activities are central to our business model. Product candidates in advanced stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect that our research and development expenses will increase substantially in 2019 as we increase personnel costs, including share-based compensation, substantially complete the Phase 3 clinical trials for our sulopenem program, conduct other clinical trials and prepare regulatory filings for oral sulopenem and sulopenem. Clinical milestone payments totaling $15.0 million were paid to Pfizer, Inc., or Pfizer, with whom we have entered into an exclusive license agreement to in-license certain patent rights and know-how related to oral sulopenem and certain know-how related to sulopenem IV (the “Pfizer License”), upon first patient dosing in a Phase 3 trial for oral sulopenem and sulopenem. These milestone payments were recorded in research and development expense in the consolidated statement of operations and comprehensive loss.

The successful development and commercialization of oral sulopenem and sulopenem is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of our sulopenem program or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome and costs of our clinical trials and other research and development activities;
•	successful patient enrollment in, and the initiation and completion of, clinical trials;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	development and timely delivery of commercial drug formulations (i) that can be used in our clinical trials; and (ii) that are available for commercial launch;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the product candidates following approval.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel and share-based compensation expense for personnel in executive, finance, market research and administrative functions. General and administrative expenses also include director compensation and travel expenses, insurance, professional fees for legal, patent, consulting, accounting and audit services and market preparation expenses.

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

Interest (Expense) Income, Net

Interest (expense) income, net consists of interest paid and amortization of debt costs on our loan from Silicon Valley Bank (SVB), partially offset by interest earned on our cash and cash equivalents, which are generally invested in money market accounts, as well as interest earned on our investments in marketable securities.

Other Income, Net

Other income, net consists of realized and unrealized gains on our investments in marketable securities, partially offset by realized and unrealized foreign currency gains (losses) incurred in the normal course of business based on movement in the applicable exchange rates.

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

Valuation allowances are provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

On December 22, 2017, the United States federal government enacted the Tax Act, marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provided a reduction of the U.S. federal corporate income tax rate from 34% to 21%, an indefinite carryforward of net operating losses incurred in 2018 and future periods, and an interest limitation starting in 2018 with an indefinite carryforward.  Any impact to the Company related to these items were accounted for in the 2017 and 2018 tax provisions with minimal impact.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors, including central laboratories, in connection with preclinical development activities;
•	CROs and investigative sites in connection with preclinical studies and clinical trials; and
•	CMOs in connection with drug substance and drug product formulation of preclinical and clinical trial materials.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Share-Based Compensation

We measure share options and other share-based awards granted to employees and directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have issued share awards with both service-based and performance-based vesting conditions and record the expense for these awards over the requisite service or performance periods.

For share-based awards granted to consultants and non-employees, we recognize compensation expense over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our ordinary shares and updated assumption inputs in the Black-Scholes option-pricing model.

We estimate the fair value of each share option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our ordinary shares and assumptions we make for the volatility of our ordinary shares, the expected term of our share options, the risk-free interest rate for a period that approximates the expected term of our share options and our expected dividend yield.

Determination of the Fair Value of Ordinary Shares prior to IPO

Since our IPO in May 2018, the fair value of our ordinary shares has been determined based on the quoted market price of our ordinary shares. Prior to our IPO, the estimated fair value of our ordinary shares was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuation of our ordinary shares as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. Our board of directors considered various objective and subjective factors to determine the fair value of our ordinary shares as of each grant date, including:

•	the prices at which we sold preferred shares and the superior rights and preferences of the preferred shares relative to our ordinary shares at the time of each grant;
•	the progress of our research and development programs, including the status of preclinical studies and clinical trials for our product candidates;
•	our stage of development and commercialization and our business strategy;
•	external market conditions affecting the pharmaceutical industry and trends within the pharmaceutical industry;
•	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•	the lack of an active public market for our ordinary shares and our preferred shares;
•	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company in light of prevailing market conditions; and
•	the analysis of initial public offerings and the market performance of similar companies in the pharmaceutical and biotechnology industries.

Our third-party valuations of ordinary shares were prepared using the option-pricing method (OPM), which used an income and market approach to estimate our enterprise value. The OPM treats ordinary shares and preferred shares as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the ordinary shares have value only if the funds available for distribution to shareholders exceeded the value of the preferred share liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. Discounts for lack of control and marketability of the ordinary shares were applied directly or were inherent in the methodologies employed to arrive at an indication of the value for the ordinary shares.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our operating losses for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017	Change
	(In thousands)
Revenue	$869	$508	$361
Operating expenses:
Research and development	68,647	25,499	43,148
General and administrative	8,781	4,464	4,317
Total operating expenses	$77,428	$29,963	$47,465
Operating loss	$(76,559)	$(29,455)	$(47,104)

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. We receive funding from CARB-X as we incur qualifying expenses. During the years ended December 31, 2018 and 2017, we recognized $0.9 million and $0.5 million of revenue, respectively, under this award.

Research and Development Expenses

	Year ended December 31,
	2018	2017	Change
	(In thousands)
CRO and other preclinical, clinical trial and milestone related expenses	$41,415	$4,665	$36,750
Chemistry, manufacturing and control (CMC) related expenses	17,782	15,237	2,545
Personnel related (including share-based compensation)	8,211	3,527	4,684
Consulting fees	1,239	2,070	(831)
Total research and development expenses	$68,647	$25,499	$43,148

The increase in CRO and other preclinical, clinical trial and milestone related expenses of $36.8 million was primarily due to costs incurred related to our three Phase 3 clinical trials, which initiated in the year, as well as an increase in preclinical and Phase 1 clinical trial activity. During the year, we made clinical milestone payments totaling $15.0 million to Pfizer, upon first patient dosing of oral sulopenem and sulopenem in a Phase 3 clinical trial. These milestone payments were recorded as research and development expenses. CMC related expenses increased by $2.5 million primarily due to process validation activities necessary for our regulatory filings. Personnel related expenses increased by $4.7 million as a result of an increase in headcount in our clinical development, CMC and regulatory functions. Personnel related expenses for the years ended December 31, 2018 and 2017 included share-based compensation expense of $0.4 million and $0.1 million, respectively. The decrease in consulting fees of $0.8 million was primarily due to the increase in employee headcount, reducing our need for outside consultants.

General and Administrative Expenses

	Year ended December 31,
	2018	2017	Change
	(In thousands)
Personnel related (including share-based compensation)	$4,504	$2,463	$2,041
Professional and consultant fees	2,202	929	1,273
Facility related and other	2,075	1,072	1,003
Total general and administrative expenses	$8,781	$4,464	$4,317

Personnel related expenses increased by $2.0 million as a result of an increase in headcount in our general and administrative function. Personnel related expenses for the years ended December 31, 2018 and 2017 included share-based compensation expense of $0.9 million and $0.3 million, respectively. Professional and consulting fees increased by $1.3 million as a result of pre-commercialization activities. Facility related and other costs increased by $1.0 million primarily as a result of higher lease charges relating to our offices, increased insurance related costs and higher board of directors compensation.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our operating losses for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016	Change
	(In thousands)
Revenue	$508	$—	$508
Operating expenses:
Research and development	25,499	10,101	15,398
General and administrative	4,464	3,258	1,206
Total operating expenses	$29,963	$13,359	$16,604
Operating loss	$(29,455)	$(13,359)	$(16,096)

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. We receive funding from CARB-X as we incur qualifying expenses. During the year ended December 31, 2017, we recognized $0.5 million of revenue under this award.

Research and Development Expenses

	Year ended December 31,
	2017	2016	Change
	(In thousands)
Chemistry, manufacturing and control (CMC) related expenses	$15,237	$4,030	$11,207
CRO and other preclinical and clinical trial related expenses	4,665	2,894	1,771
Personnel related (including share-based compensation)	3,527	1,717	1,810
Consulting fees	2,070	1,460	610
Total research and development expenses	$25,499	$10,101	$15,398

The increase in CMC related expenses of $11.2 million was primarily due to formulation development, manufacturing process, and manufacturing of clinical trial material in anticipation of our Phase 3 clinical trials in the second half of 2018. CRO and other preclinical and clinical trial related expenses increased by $1.8 million due to increased Phase 1 clinical trial activity and a Ciprofloxacin Phase 4 clinical trial study. Personnel related expenses increased by $1.8 million as a result of an increase in headcount in our CMC, clinical development and regulatory functions. Personnel related expenses for the years ended December 31, 2017 and 2016 included share-based compensation expense of $0.1 million and $0.1 million, respectively. The increase in consulting fees of $0.6 million was primarily due to the increase in consultants used for preclinical and clinical trial activity.

General and Administrative Expenses

	Year ended December 31,
	2017	2016	Change
	(In thousands)
Personnel related (including share-based compensation)	$2,463	$2,003	$460
Professional and consultant fees	929	903	26
Facility related and other	1,072	352	720
Total general and administrative expenses	$4,464	$3,258	$1,206

The increase in facility related and other costs of $0.7 million was primarily due to the lease of office space in Dublin that we entered into at the end of 2016, software costs, director compensation and travel expenses, and general support costs for the increase in headcount. Personnel related expenses increased by $0.5 million as a result of an increase in headcount in our general and administrative function. Personnel related expenses for the years ended December 31, 2017 and 2016 included share-based compensation expense of $0.3 million and $0.2 million, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X Award. We have funded our operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, debt raised under our financing arrangement with SVB and payments received under the funding arrangement with CARB-X. Through December 31, 2018, we had received cash proceeds of $195.1 million from sales of our Series A and Series B preferred shares and ordinary shares and $15.0 million from the first drawdown of our SVB loan. As of December 31, 2018, we had cash, cash equivalents, restricted cash and short-term investments of $84.7 million.

Secured credit facility

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers) entered into a loan and security agreement with SVB pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing and the other $15.0 million is available at our option upon the satisfaction of either of the following conditions which we refer to as the Second Draw Conditions: (i) the achievement of both non-inferiority and superiority primary endpoints from our Phase 3 clinical uUTI trial and reporting satisfactory safety data; or (ii) the achievement of non-inferiority primary endpoints from both our Phase 3 uUTI and cUTI clinical trials as well as reporting satisfactory safety data, in each case as determined by SVB at its sole discretion. Our option to draw the second term loan will terminate upon the earliest to occur of October 31, 2019, the thirtieth day following the occurrence of either of the Second Draw Conditions, or the occurrence of an event of default. A non-utilization fee of 1.50% of the aggregate undrawn principal amount shall apply if we satisfy the Second Draw Conditions but choose not to draw down the second term loan. The principal borrowed under the secured credit facility bears interest at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, which interest is payable monthly in arrears.

The initial draw requires monthly amortization payments commencing November 1, 2019, which will be extended to April 1, 2020 if the second draw is made. All outstanding principal, plus a 4.2% final payment fee, will be due and payable on the earliest to occur of March 1, 2022 (Maturity Date), the acceleration of either term loan or the prepayment of either term loan. The final payment fee of $0.6 million, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense.

The secured credit facility draws are subject to prepayment fees of 3.00% in the first year, 2.00% in the second year and 1.00% thereafter in the event of prepayment at any time prior to the Maturity Date.

In connection with the initial $15.0 million draw, we issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B-2 preferred shares (which converted to ordinary shares in connection with our IPO) at an exercise price of $18.85 per share. If we draw down the second term loan, each of SVB and LSF will be entitled, pursuant to additional share warrants issued to each of them at closing, to purchase such number of additional ordinary shares in an aggregate amount equal to 2.50% of the funded amount, divided by the applicable exercise price. Obligations under the secured credit facility are secured by substantially all of our existing and future assets and the existing and future assets of our subsidiaries, including intellectual property.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Net cash used in operating activities	$(75,890)	$(30,604)	$(11,298)
Net cash used in investing activities	(8,658)	(31,587)	—
Net cash provided by financing activities	120,842	45,867	20,851
Effect of exchange rates on cash and cash equivalents	(108)	—	—
Net increase / (decrease) in cash	$36,186	$(16,324)	$9,553

Operating Activities

During the year ended December 31, 2018, operating activities used $75.9 million of cash, resulting from our net loss of $77.1 million and net cash used by changes in our operating assets and liabilities of $1.6 million, partially offset by non-cash charges of $2.8 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2018 consisted primarily of increases in prepaid expenses and other current assets, largely related to advance payments to contract research organizations, and other assets, largely related to a deposit paid for the Dublin commercial lease and advance payments to CMOs, partially offset by increases in accounts payable and accrued expenses, primarily due to an increase in clinical trial expenses.

During the year ended December 31, 2017, operating activities used $30.6 million of cash, resulting from our net loss of $29.4 million and net cash used by changes in our operating assets and liabilities of $1.6 million, partially offset by non-cash charges of $0.4 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2017 consisted of increases in prepaid expenses and other assets primarily related to advance payments to CMOs, partially offset by increases in accrued expenses and accounts payable primarily due to increases in clinical trial supply and costs.

During the year ended December 31, 2016, operating activities used $11.3 million of cash, resulting from our net loss of $13.5 million, partially offset by non-cash charges of $0.4 million and net cash provided by changes in our operating assets and liabilities of $1.8 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2016 consisted primarily of increases in accrued expenses and accounts payable primarily due to increases in clinical trial supply and costs, partially offset by increases in prepaid expenses and other assets primarily related to advance payments to CMOs.

Investing Activities

During the year ended December 31, 2018, net cash used in investing activities of $8.7 million was primarily related to purchases of short-term investments of $96.5 million and purchases of property and equipment of $0.1 million, partially offset by sales of short-term investments of $87.9 million. During the year ended December 31, 2017, net cash used in investing activities of $31.6 million was primarily related to purchases of short-term investments of $53.3 million and fixed asset purchases of $0.8 million, partially offset by sales of short-term investments of $22.5 million. We did not use any cash for investing activities during the year ended December 31, 2016.

Financing Activities

During the year ended December 31, 2018 net cash provided by financing activities was $120.8 million and consisted of net cash proceeds from the issuance of Series B-2 preferred shares in February 2018 (which converted to ordinary shares in connection with our IPO) of $32.2 million, net cash proceeds from the issuance of ordinary shares in May and June 2018 associated with our IPO of $74.2 million and net cash proceeds from the SVB loan drawdown of $14.4 million. During the year ended December 31, 2017, net cash provided by financing activities was $45.9 million, and consisted of gross cash proceeds from the issuance of Series B-1 preferred shares in May 2017. During the year ended December 31, 2016, net cash provided by financing activities was $20.9 million, and consisted of gross cash proceeds from the issuance of Series A preferred shares in December 2016.

Funding Requirements

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

We believe that our existing cash, cash equivalents, restricted cash, short-term investments and available borrowings under our credit facility, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to file with regulatory agencies and commercialize oral sulopenem and sulopenem, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for oral sulopenem or sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Operating lease commitments (1)	$7,061	$904	$2,050	$1,751	$2,356
Principal loan repayments	15,000	1,034	12,414	1,552	—
Total	$22,061	$1,938	$14,464	$3,303	$2,356
____________
(1) Reflects payments due for our leases of office space and a commercial facility under operating lease agreements that expire in 2022, 2023, 2026 and 2028.

Under the Pfizer License, we have agreed to make certain regulatory and sales milestone payments, pay royalties and make a potential one-time payment related to sublicensing income that exceeds a certain threshold. We have not included any contingent payment obligations, such as milestones, royalties, or one-time payments, in the table above as the amount, timing and likelihood of such payments are not known. We are obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

In June 2016, we entered into an agreement with a supplier whereby we agreed to pay $2.9 million to the supplier to acquire equipment, which will be used solely to manufacture product for us. In June 2018, we entered into a supplemental agreement with this supplier whereby we agreed to pay an additional $2.3 million for additional equipment and dedicated personnel under the same terms of the original agreement. These payments will be offset against the price of the product to be supplied under a future supply agreement. As of December 31, 2018, $1.6 million remained outstanding to the supplier.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (SEC).

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2018, we had cash, cash equivalents and marketable securities of $84.6 million, consisting of cash, commercial paper, U.S. treasury bills and agency bonds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Due to the short-term nature of our portfolio we do not believe an immediate interest rate increase of 100 basis points would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2018 and 2017, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the years ended December 31, 2018, 2017 and 2016.

The interest rate on our secured credit facility is sensitive to changes in interest rates. Interest accrues at a per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate. The Wall Street Journal prime rate increased from 4.75% to 5.00% on June 14, 2018, to 5.25% on September 27, 2018 and to 5.50% on December 20, 2018.

Item 8. Financial Statements and Supplementary Data.

ITERUM THERAPEUTICS PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Iterum Therapeutics plc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iterum Therapeutics plc and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred shares and shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG

We have served as the Company’s auditor since 2015.

Dublin, Ireland
March 25, 2019

ITERUM THERAPEUTICS PLC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$44,551	$8,485
Short-term investments	40,000	30,731
Prepaid expenses and other current assets	8,390	4,957
Current portion of restricted cash	30	—
Total current assets	92,971	44,173
Property and equipment, net	700	747
Restricted cash, less current portion	90	—
Other assets	4,110	1,837
Total assets	$97,871	$46,757
Liabilities, Convertible Preferred Shares and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,041	$3,152
Accrued expenses	7,046	3,974
Current portion of long-term debt	1,019	—
Income taxes payable	113	—
Total current liabilities	12,219	7,126
Long-term debt, less current portion	13,079	—
Other liabilities	951	80
Total liabilities	$26,249	$7,206
Commitments and contingencies (Note 11)
Series A convertible preferred shares, $0.01 par value per share: no shares authorized or issued at December 31, 2018; 3,032,463 shares authorized, 3,032,457 shares issued at December 31, 2017	—	30
Series B convertible preferred shares, $0.01 par value per share: no shares authorized or issued at December 31, 2018; 3,696,943 shares authorized, 2,654,206 shares issued at December 31, 2017	—	27
Shareholders’ equity:
Ordinary shares, $0.01 par value per share: 50,000,000 shares authorized, 14,352,046 shares issued at December 31, 2018; 7,956,715 shares authorized, 413,110 shares issued at December 31, 2017	144	4
Additional paid-in capital	203,271	94,227
Accumulated deficit	(131,793)	(54,737)
Total shareholders' equity	71,622	39,494
Total liabilities, convertible preferred shares and shareholders’ equity	$97,871	$46,757

The accompanying notes are an integral part of these consolidated financial statements

ITERUM THERAPEUTICS PLC

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended December 31,
	2018	2017	2016
Revenue	$869	$508	$—
Operating expenses:
Research and development	(68,647)	(25,499)	(10,101)
General and administrative	(8,781)	(4,464)	(3,258)
Total operating expenses	(77,428)	(29,963)	(13,359)
Operating loss	(76,559)	(29,455)	(13,359)
Interest (expense) / income, net	(426)	277	-
Other income, net	401	216	8
Total other (expense) / income	(25)	493	8
Loss before income taxes	(76,584)	(28,962)	(13,351)
Income tax expense	(472)	(444)	(113)
Net loss and comprehensive loss	(77,056)	(29,406)	(13,464)
Net loss attributable to ordinary shareholders	$(77,056)	$(29,406)	$(13,464)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(8.82)	$(170.84)	$(568.87)
Weighted average ordinary shares outstanding – basic and diluted	8,734,109	172,130	23,668

The accompanying notes are an integral part of these consolidated financial statements

ITERUM THERAPEUTICS PLC

Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity

(In thousands, except share and per share data)

	Convertible Preferred Shares		Ordinary Shares		Preferred	Additional
	Shares	Amount	Shares	Amount	Shares to be issued	Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2015	1,514,320	$15	413,110	$4	$3,000	$23,813	$(11,867)	$14,950
Issuance of Series A convertible preferred shares	1,518,137	15	—	—	(3,000)	23,834	—	20,834
Share-based compensation expense	—	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	—	(13,464)	(13,464)
Balance at December 31, 2016	3,032,457	$30	413,110	$4	$—	$47,995	$(25,331)	$22,668
Issuance of Series B convertible preferred shares	2,654,206	27	—	—	—	45,840	—	45,840
Share-based compensation expense	—	—	—	—	—	392	—	392
Net loss	—	—	—	—	—	—	(29,406)	(29,406)
Balance at December 31, 2017	5,686,663	$57	413,110	$4	$—	$94,227	$(54,737)	$39,494
Issuance of Series B convertible preferred shares, net of issuance costs	1,709,650	17	—	—	—	32,159	—	32,159
Issuance of ordinary shares on initial public offering, net of issuance costs	—	—	6,350,000	64	—	74,089	—	74,153
Exercise of share options	—	—	2,008	—	—	7	—	7
Issuance of ordinary shares under subscription agreement	—	—	190,615	2	—	1,360	—	1,362
Redenomination of share capital	—	42	—	(42)	—	—	—	(42)
Conversion of preferred shares to ordinary shares	(7,396,313)	(116)	7,396,313	116	—	—	—	116
Issuance of warrants for ordinary shares	—	—	—	—	—	139	—	139
Share-based compensation expense	—	—	—	—	—	1,290	—	1,290
Net loss	—	—	—	—	—	—	(77,056)	(77,056)
Balance at December 31, 2018	—	$—	14,352,046	$144	$—	$203,271	$(131,793)	$71,622

The accompanying notes are an integral part of these consolidated financial statements

ITERUM THERAPEUTICS PLC

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(77,056)	$(29,406)	$(13,464)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	136	65	—
Share-based compensation expense	1,290	392	348
Gain on short term investments	(423)	—	—
Non-cash (gain) / loss on short term investments	(278)	44	—
Interest on short-term investments	(40)	(95)	—
Amortization of debt discount and deferred financing costs	360	—	—
Issuance of ordinary shares under subscription agreement	1,362	—	—
Other	362	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,613)	(3,815)	(966)
Other assets	(2,273)	(782)	(1,052)
Accounts payable	849	1,671	1,188
Accrued expenses	3,072	1,236	2,665
Income taxes	120	6	(17)
Other liabilities	242	80	—
Net cash used in operating activities	(75,890)	(30,604)	(11,298)
Cash flows from investing activities:
Purchases of property and equipment	(90)	(812)	—
Purchases of short-term investments	(96,493)	(53,275)	—
Proceeds from sale of short-term investments	87,925	22,500	—
Net cash used in investing activities	(8,658)	(31,587)	—
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	14,507	—	—
Proceeds from issuance of Series A convertible preferred shares	—	—	20,851
Proceeds from issuance of Series B convertible preferred shares	32,175	45,867	—
Proceeds from issuance of ordinary shares on initial public offering, net of issuance costs	74,153	—	—
Proceeds from exercise of share options	7	—	—
Net cash provided by financing activities	120,842	45,867	20,851
Effect of exchange rates on cash and cash equivalents	(108)	—	—
Net increase / (decrease) in cash, cash equivalents and restricted cash	36,186	(16,324)	9,553
Cash, cash equivalents and restricted cash, at beginning of period	8,485	24,809	15,256
Cash, cash equivalents and restricted cash, at end of period	$44,671	$8,485	$24,809
Supplemental Disclosure of Cash Flow Information:
Income tax paid—U.S.	$352	$439	$130
Interest paid	809	—	—

The accompanying notes are an integral part of these consolidated financial statements

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(1)Nature of Operations and Basis of Presentation

Iterum Therapeutics plc (the “Company”) was incorporated under the laws of the Republic of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. The Company maintains its registered office at Block 2 Floor 3, Harcourt Centre, Harcourt Street, Dublin 2, Ireland. The Company commenced operations in November 2015. The Company licensed global rights to its novel anti-infective compound, sulopenem, from Pfizer Inc. (“Pfizer”). The Company is a clinical-stage pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first and only oral and intravenous (“IV”) branded penem available globally.

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with Silicon Valley Bank (“SVB”) and a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) program (the CARB-X Award). The Company has not generated any product revenue. The Company is subject to risks and uncertainties commo n to early-stage companies in the pharmaceutical industry, including, but not limited to, failure to successfully develop and commercialize its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization.

Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries.

On May 15, 2018, the Company’s shareholders approved a consolidation of its ordinary shares and convertible preferred shares at a 1-for-15.71 ratio (the “Reverse Share Split”), effective on that date. Fractional entitlements to ordinary shares and convertible preferred shares arising as a result of the Reverse Share Split were rounded down to the nearest whole number for each holder of ordinary shares and convertible preferred shares. Those fractional entitlements were aggregated and surrendered to the Company for cancellation. Immediately following the Reverse Share Split, the Company redenominated its ordinary shares and convertible preferred shares from $0.01571 (the nominal value resulting from the Reverse Share Split) per share to $0.01 per share (the “Renominalisation”). All issued and outstanding ordinary shares, convertible preferred shares, options for ordinary shares, restricted share awards, warrants and per share amounts have been retroactively adjusted to reflect this Reverse Share Split and Renominalisation for all periods presented.

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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date of issue of the consolidated financial statements.

The Company has incurred operating losses since inception, including net losses of $77.1 million, $29.4 million and $13.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company had an accumulated deficit of $131.8 million as of December 31, 2018. The Company expects to continue to incur net losses for the foreseeable future and is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing to fund its operations. Management believe that its cash and cash equivalents balance of $44.6 million and short-term investments balance of $40.0 million at December 31, 2018, together with the $15.0 million potentially available under the secured credit facility with SVB, are sufficient

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

to fund operations for at least one year from the date the annual consolidated financial statements are issued. The $15.0 million will be available to the Company through October 31, 2019, upon satisfaction of either (i) the achievement by the Company of both non-inferiority and superiority primary endpoints from its Phase 3 uncomplicated urinary tract infection (uUTI) trial, as well as reporting satisfactory safety data from the trial, or (ii) the achievement of non-inferiority primary endpoints from both its Phase 3 uUTI and complicated urinary tract infection (cUTI) trials, as well as reporting satisfactory safety data from the trials. In making its assessment of the ability of the Company to continue as a going concern for twelve months from the date these financial statements are filed, management have considered the Company’s available cash resources, future financings options available to the Company, the planned operations of the Company and the ability to adjust its plans if required. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs or commercialization efforts, which could adversely affect its business prospects.

The Company expects to seek additional funding in order to continue to fund its operations through public or private financing of debt or equity or collaboration agreements. Although management intends to pursue plans to obtain additional funding to finance its operations, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

(2)Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the valuation of restricted ordinary shares and the valuation of share-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ materially from those estimates.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the periods presented in the accompanying consolidated financial statements, there was no difference between net loss and comprehensive loss.

Consolidation

The accompanying consolidated financial statements include the accounts of Iterum Therapeutics plc and its wholly owned subsidiaries (which are referred to herein, collectively, as the “Company” where context requires). All significant intercompany balances and transactions have been eliminated on consolidation. The Company has no involvement with variable interest entities.

Short-term investments

The Company classifies short-term investments as available for sale in accordance with the terms of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 320, Investments – Debt and Equity Securities. Realized gains and losses are determined using specific identification. The investments are reported at fair value, with unrealized gains or losses recorded in the consolidated statements of operations and comprehensive loss. Any difference between the cost and fair value of the investments are represented by unrealized gains or losses.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the FDIC up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $115 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s consolidated balance sheet is a certificate of deposit for $120 which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease (see Note 11, Commitments and Contingencies).

Foreign currencies

Items included in the consolidated financial statements are measured using the currency of the primary economic environment in which the entity operates (functional currency). The consolidated financial statements are presented in U.S. dollars.

Transactions in foreign currencies are recorded at the rate of exchange at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are retranslated into the functional currency at the rate of exchange at the balance sheet date, and the resulting gains and losses are recognized in the consolidated statement of operations and comprehensive loss. Non-monetary items in a foreign currency that are measured in terms of historical cost are translated using the exchange rate at the date of transaction.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Leasehold improvements	Shorter of life of lease or 10 years
Furniture and fixtures	5 years
Laboratory equipment	5 years
Computer equipment	3 years

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Repairs and maintenance costs are expensed as incurred. The Company reviews the recoverability of all long-lived assets, including the related useful life, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.

Research and Development Expenses

The Company expenses the cost of research and development as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, facilities costs, depreciation, manufacturing expenses and external costs of third-parties engaged to supply active pharmaceutical ingredient and drug product and conduct preclinical and clinical development activities and trials, as well as the cost of licensing technology, license fees, and other external costs. Advance payments for goods and services that will be used in future research and development activities are recorded as prepaid expenses and expensed when the activity is performed or when the goods have been received.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Accrued Research and Development Expenses

The Company has entered into various research and development contracts with research institutions and other companies. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. This process involves reviewing open contracts and purchase orders, communicating with Company personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. The majority of the Company’s service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. The Company estimates accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known at that time. It periodically confirms the accuracy of these estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	Vendors, including central laboratories, in connection with preclinical development activities;
•	Clinical Research Organizations, or CROs, and investigative sites in connection with preclinical studies and clinical trials; and
•	Contract Manufacturing Organizations, or CMOs, in connection with drug substance and drug product formulation of preclinical and clinical trial materials.

The Company bases expenses related to preclinical studies and clinical trials on estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the accrual or the amount of prepaid expenses is adjusted accordingly. Although the Company does not expect the estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to prior estimates of accrued research and development expenses.

Patent Costs

All patent related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Share-Based Compensation

The Company measures all share-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company issues awards with service based vesting conditions only and records the expense for these awards using the straight-line method.

For awards granted to consultants and non-employees, compensation expense is recognized over the period during which services are rendered until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s ordinary shares and updated assumption inputs in the Black-Scholes option-pricing model.

The Company classifies share-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The Black-Scholes option-pricing model uses key inputs and assumptions including the expected term of the option, share price volatility, risk-free interest rate, dividend yield, share price and exercise price. Many of the assumptions require significant judgment

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

and any changes could have a material impact in the determination of share-based compensation expense. The Company has elected to account for forfeitures as they occur.

Grant Awards

The Company may generate revenue from grant awards that reimburse certain allowable costs for specified projects. For contracts with third parties, when the Company has concluded that it is the principal in conducting the research and development, and where the funding arrangement is considered central to the Company’s ongoing operations, it classifies the recognized funding received as revenue.

In June 2017, the Company was granted the CARB-X award in the amount of $1.5 million. The CARB-X award is structured as a cost reimbursement arrangement and is being recognized over a period of 20 months from August 2017.

The Company recognizes the CARB-X award as revenue, rather than as a reduction of research and development expenses, because the Company is the principal in conducting the research and development activities and this contract is central to its ongoing operations. Revenue is recognized as the qualifying expenses related to the contract are incurred. Five steps are applied in the revenue recognition process: (1) identify the contract with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the Company’s consolidated balance sheet as other prepaid assets. The related costs incurred by the Company are included in research and development expenses in the Company’s consolidated statements of operations and comprehensive loss. The Company recognized $869 and $508 as revenue for the years ended December 31, 2018 and 2017, respectively, in respect of the CARB-X Award. There was no revenue recognized for the year ended December 31, 2016.

Research and Development Credits

Research and development credits are available to the Company under the tax laws in Ireland, based on qualifying research and development spend as defined under those tax laws. Research and development credits are generally recognized as a reduction of research and development expenses.

Fair Value of Financial Instruments

FASB guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

•

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

•

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g. quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies.

•

Level 3 — Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

The Company’s short-term investments and its advance payments to a supplier are carried at fair value, determined according to the fair value hierarchy above, see Note 3 for further details. The carrying amounts reported in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Borrowings

Interest bearing long-term debt is recognized initially at fair value, net of transactions costs incurred. Subsequent to initial recognition, interest bearing long-term debt is measured at amortized cost with any difference between cost and redemption value being recognized as a non-cash component of interest expense in the income statement over the period of the borrowings on an effective interest basis.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company has most of its cash and cash equivalents and short-term investments at two accredited financial institutions in the United States, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires deferred tax assets and liabilities to be recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss carryforwards and research and development tax credits.

Valuation allowances are provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.

On December 22, 2017, the United States federal government enacted the Tax Act, marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provided a reduction of the U.S. federal corporate income tax rate from 34% to 21%, an indefinite carryforward of net operating losses incurred in 2018 and future periods, and an interest limitation starting in 2018 with an indefinite carryforward.  Any impact to the Company related to these items were accounted for in the 2017 and 2018 tax provisions with minimal impact.

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period; in accordance with ASC 260, Earnings per Share. For the periods presented, the ordinary shares underlying the convertible preferred shares, options, unvested restricted ordinary shares, restricted share units and warrants have been excluded from the calculation because they would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Year ended December 31,
	2018	2017	2016
Options to purchase ordinary shares	665,219	248,128	49,330
Preferred shares convertible into ordinary shares	—	5,686,663	3,032,457
Unvested restricted stock units	36,924	—	—
Unvested restricted ordinary shares	86,068	189,342	292,620
Warrants	19,890	—	—
Total	808,101	6,124,133	3,374,407

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The weighted-average shares outstanding used to calculate both basic and diluted loss per ordinary share are the same.

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

The distribution of total operating expenses by geographical area was as follows:

	Year ended December 31,
Operating expenses	2018	2017	2016
Ireland	$66,552	$24,619	$9,864
U.S.	10,876	5,344	3,495
Total	$77,428	$29,963	$13,359

The distribution of long-lived assets by geographical area was as follows:

Long lived assets	December 31, 2018	December 31, 2017
Ireland	$4,565	$2,341
U.S.	245	243
Total	$4,810	$2,584

Retirement Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the ‘401(k) Plan’). The 401(k) Plan covers all U.S. employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company is required to contribute a deferral rate of up to 3% to the 401(k) Plan on behalf of certain employees. The Company made contributions of $114 and $33 for the years ended December 31, 2018 and 2017, respectively.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. If the estimate of future demand changes, the Company considers the impact on the reserve for excess inventory and adjusts the reserve as required. Increases in the reserve are recorded as charges in cost of product sales. For product candidates that have not been approved by the U.S. Food and Drug Administration (FDA), inventory used in clinical trials is expensed at the time of production and recorded as research and development expenses. For products that have been approved by the FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the clinical trial. Prior to an advisory committee providing a recommendation to the FDA that the Company’s application should be approved, costs related to manufacturing the product candidates are recorded as research and development expenses. All direct manufacturing costs incurred after this recommendation will be capitalized into inventory. The Company had no inventory as of December 31, 2018 or December 31, 2017.

Contingent Consideration

Certain license agreements contain milestone payments that could result in the requirement to make contingent consideration payments, see Note 11 for further details. Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment. The fair value of the contingent consideration is measured at each reporting period. Any related unwinding of discount is recognized as a finance expense. Other changes in fair value are recognized in profit or loss or capitalized as an intangible

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

asset depending on the stage of development. As of December 31, 2018, no milestones had been met that required the Company to recognize contingent consideration.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815), I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which provides the option to adopt the standard retrospectively for each prior period presented, as initially set out in ASU 2016-02, or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. The updated standard is effective for us beginning in the first quarter of the year-ended December 31, 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. See Note 11 Commitments and Contingencies for details of operating leases held as of December 31, 2018. A lease liability and right-of-use asset will be recorded on the consolidated balance sheet at December 31, 2019. We estimate the impact of the adoption of ASC 842 will be the recognition of a right-of use asset and of lease liabilities in the range of $7.6 million to $7.8 million. Under the new standard we expect an insignificant change in net result due to the replacement of operating leases expenses with amortization of the lease asset and the interest expense.

(3)	Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

December 31, 2018
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$40,000	40,000	—	—
Other assets – advance payment to supplier	2,649	—	—	2,649
Total	$42,649	40,000	—	2,649

December 31, 2017
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$30,731	30,731	—	—
Other assets – advance payment to supplier	1,472	—	—	1,472
Total	$32,203	30,731	—	1,472

See Note 4 for further details on the short-term investments held. The other asset above relates to advance payments made to a supplier that were recorded at fair value using the discounted cash flow model, or DCF, as of December 31, 2018 and December 31, 2017. The fair value measurements of these advance payments were determined based on significant unobservable inputs, including a discount rate of 15% and the expected time to recovery of the payment. Changes to the inputs described above are not expected to have a material impact on the company’s financial position and results of operations in any given period. See Note 11 — Payments to Supplier, for further details on these advance payments.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following table presents information about the Company’s long-term debt which was carried at amortized cost on the consolidated balance sheet as of December 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value. The Company did not hold any long-term debt as of December 31, 2017.

December 31, 2018
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$1,019	$1,019		1,019	—
Long-term debt, less current portion	13,079	13,035	—	13,035
Total	$14,098	$14,054	—	14,054	—

The book value of the current portion of long-term debt approximates its fair value due to the short-term nature of the balance. The fair value of long-term debt, less current portion was determined based on a DCF analysis using quoted market interest rates, without consideration of transaction costs, which represents a Level 2 basis of fair value measurement. The counterparty to the long-term debt is a major international financial institution.

The carrying amounts reported in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

There have been no transfers of assets or liabilities between the fair value measurement levels.

(4)	Short-term Investments

The Company classifies its short-term investments as available for sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at period-end consist of U.S. Treasury and agency bonds and corporate entity commercial paper with maturities of more than three months but less than one year at the date of purchase. Short-term investments as of December 31, 2018 have an average maturity of 0.15 years. The investments are reported at fair value with unrealized gains or losses recorded in the consolidated statements of operations and comprehensive loss. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. The fair value of short-term investments are represented by Level 1 fair value measurements – quoted prices in active markets for identical assets.

The following table represents the Company’s available for sale short-term investments by major security type as of December 31, 2018 and December 31, 2017:

December 31, 2018					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$35,745	272	(9)	36,008	36,008	—
U.S. Treasury and Agency Bonds	3,977	15	—	3,992	3,992	—
Total	$39,722	287	(9)	40,000	40,000	—

December 31, 2017					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$22,538	8	(27)	22,519	22,519	—
U.S. Treasury and Agency Bonds	8,205	18	(11)	8,212	8,212	—
Total	$30,743	26	(38)	30,731	30,731	—

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2018	December 31, 2017
Prepaid research and development expenses	$5,351	$2,289
Short-term deposits	959	1,346
Other prepaid assets	921	516
Research and development tax credit receivable	404	133
Prepaid insurance	438	117
Value added tax receivable	159	281
Interest receivable	158	95
Deferred IPO expenses	—	180
Total	$8,390	$4,957

(6)	Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	December 31, 2018	December 31, 2017
Leasehold improvements	$592	$579
Furniture and fixtures	120	108
Laboratory equipment	81	81
Computer equipment	108	44
	901	812
Less: accumulated depreciation	(201)	(65)
	$700	$747

Depreciation expense was $136 and $65 for the years ended December 31, 2018 and 2017, respectively. There was no depreciation expense for the year ended December 31, 2016.

(7)	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2018	December 31, 2017
Accrued clinical trial costs	$2,849	$594
Accrued payroll and bonus expenses	1,804	1,059
Accrued manufacturing expenses	1,439	2,031
Accrued other expenses	954	290
Total	$7,046	$3,974

(8)	Shareholders’ Equity

The Company’s capital structure consists of ordinary shares, undesignated preferred shares and, prior to the completion of the Company’s IPO on May 30, 2018, convertible preferred shares with certain rights and privileges summarized below. Under Irish law, the Company is prohibited from allotting shares without consideration. Accordingly, at least the nominal value of the shares issued underlying any restricted share award, restricted share unit, performance share award, bonus share or any other share based grant must be paid pursuant to the Irish Companies Act.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Ordinary Shares

The Company was initially incorporated without a cap on its authorized share capital as permitted by the Companies Act 2014 of Ireland. On October 14, 2015, the Company authorized and issued 413,110 ordinary shares with a par value of $0.01 per share (after taking account of the reverse share split and redenomination of the par value of the ordinary shares from $0.01571 (the nominal value resulting from the reverse share split) to $0.01 on May 15, 2018). On March 13, 2018, the Company redenominated its 44,557,606 authorized and 413,110 issued ordinary shares from $0.0001 to $0.001 per share in accordance with section 83(1)(c) of the Companies Act 2014 in Ireland.

On November 18, 2015, the Company increased the authorized ordinary share capital to 3,659,453 shares with a par value of $0.01 per share.

On May 18, 2017, the Company increased the authorized ordinary share capital to 7,956,715 shares with a par value of $0.01 per share.

On February 16, 2018, the Company increased its authorized ordinary shares by 36,600,891 to 44,557,606 ordinary shares with a par value of $0.01 per share.

On May 30, 2018, the Company increased its authorized ordinary shares by 5,442,394 to 50,000,000 ordinary shares of $0.01 each.

On December 14, 2018, Iterum Therapeutics plc (“ITP”) and Iterum Therapeutics International Limited (“ITIL”) entered into a subscription agreement with a supplier of ITIL pursuant to which the supplier agreed to subscribe for ordinary shares in ITP in satisfaction of amounts due and owing under certain commercial agreements entered into between the supplier and ITIL (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, upon receipt by ITIL of a valid invoice from the supplier, ITP can elect to require the supplier to subscribe for ordinary shares in the capital of ITP (up to a maximum of 700,000 ordinary shares in total) to the value of the invoiced amount (a “Subscription”). On a Subscription, the supplier will direct ITIL to pay ITP such invoiced amount as subscription monies on the supplier’s behalf in satisfaction of the invoiced amount.

On December 14, 2018, ITP elected that the supplier subscribe for 190,615 ordinary shares for an aggregate subscription price of $1.36 million (the “Subscription Monies”) upon receipt by ITIL of valid invoices up to that amount from the supplier (the “Invoiced Amount”).  On that date, ITP, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.36 million (€1.20 million) to ITP in satisfaction of the supplier’s obligation to pay the Subscription Monies to ITP and ITIL’s obligation to pay the invoiced amount to the supplier.

The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

Undesignated Preferred Shares

On May 30, 2018, the Company created a new class of undesignated preferred shares of $0.01 each, 100,000,000 of which were authorized immediately prior to closing of the initial public offering.  The Directors are authorized by our Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights.  There were no undesignated preferred shares in issue as of December 31, 2018.

Convertible Preferred Shares

On November 18, 2015, the Company authorized 3,022,915 Series A convertible preferred shares with a par value of $0.01 per share. On the same day, the Company issued 1,514,320 Series A convertible preferred shares for a purchase price of $15.71 per share for: (1) gross cash proceeds of $20,701; (2) the issue of 190,961 convertible preferred shares to Pfizer as part consideration for the license agreement; and (3) the conversion of $90 debt owed by the Company to its founders for a total of 5,728 preferred shares (after taking account of the reverse share split and redenomination of the par value of the convertible preferred shares from $0.01571 (the nominal value resulting from the reverse share split) per share to $0.01 on May 15, 2018). On March 13, 2018, the Company redenominated its 3,032,463 authorized and 3,032,457 issued Series A convertible preferred shares from $0.0001 to $0.001 par value per share in accordance with section 83(1)(c) of the Companies Act 2014 in Ireland.

On December 9, 2016, the Company authorized 9,548 Series A convertible preferred shares with a par value of $0.01 per share.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

On December 16, 2016, the Company issued 1,518,137 Series A convertible preferred shares for a purchase price of $15.71 per share for: (1) gross cash proceeds of $20,851; and (2) the issue of an additional 190,961 convertible preferred shares to Pfizer as part consideration for the license agreement.

On May 18, 2017, the Company authorized 2,654,215 Series B-1 convertible preferred shares with a par value of $0.01 per share and 1,042,728 Series B-2 convertible preferred shares with a par value of $0.01 per share (the “Series B convertible preferred shares”). On the same day, the Company issued 2,654,206 Series B-1 convertible preferred shares for a purchase price of $17.28 per share, for gross cash proceeds of $45,867 (after taking account of the reverse share split and redenomination of the par value of the convertible preferred shares from $0.01571 (the nominal value resulting from the reverse share split) per share to $0.01 on May 15, 2018). On March 13, 2018, the Company redenominated its 4,801,493 authorized and 4,363,856 issued Series B convertible preferred shares from $0.0001 to $0.001 par value per share in accordance with section 83(1)(c) of the Companies Act 2014 in Ireland.

On February 16, 2018, the Company increased its authorized Series B-2 convertible preferred shares to 2,147,278 shares with a par value of $0.01 per share. On the same day, the Company issued 1,709,650 Series B-2 convertible preferred shares for consideration of $18.85 per share, for gross cash proceeds of $32,230.

On May 30, 2018, immediately prior to the completion of the Company’s IPO, holders of convertible preferred shares of Iterum Therapeutics Plc exchanged their preferred shares for ordinary shares of Iterum Therapeutics Plc on a one-for-one basis and all convertible preferred shares were subsequently cancelled.

Prior to the exchange and cancellation of preferred convertible shares on May 30, 2018, the ordinary shares were subordinate to the convertible preferred shares with respect to dividend rights and rights upon liquidation, winding up and dissolution of the Company and the holders of ordinary shares were entitled to liquidation proceeds after all liquidation preferences for the convertible preferred shares were satisfied.

(9)	Share-Based Compensation

On November 18, 2015, the Company’s Board of Directors adopted and approved the 2015 Equity Incentive Plan (the “2015 Plan”), which authorized the Company to grant up to 223,424 ordinary shares in the form of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units and other share awards. The types of share-based awards, including the rights amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. The purpose of the 2015 Plan is to provide the Company with the flexibility to issue share-based awards as part of an overall compensation package to attract and retain qualified personnel. On May 18, 2017, the Company amended the 2015 Plan to increase the number of ordinary shares available for issuance under the 2015 Plan by 219,605 shares to 443,029 shares.

On March 14, 2018, the Company’s Board of Directors adopted and approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective upon the execution and delivery of the underwriting agreement related to our IPO. No further grants will be made under the 2015 Plan. The ordinary shares underlying any options that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2015 Plan will not be added back to the ordinary shares available for issuance.

The 2018 Plan authorizes the Company to grant up to 1,018,459 ordinary shares in the form of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units, performance share awards, performance cash awards and other share awards. The types of share-based awards, including the amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. The ordinary shares underlying any options that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the ordinary shares available for issuance under the 2018 Plan.

On December 5, 2018, pursuant to powers delegated to it by the Board of Directors of the Company, the Compensation Committee approved an increase in the number of ordinary shares available to be granted pursuant to the 2018 plan by 4% of the total number of shares of the Company’s issued share capital on December 31, 2018, being 574,081 ordinary shares.

Restricted Ordinary Shares

In connection with the Company’s formation, 413,110 restricted ordinary shares were issued on October 14, 2015 to the Company’s founders at par value. These ordinary shares are subject to various restrictions pursuant to ordinary share purchase agreements between the Company and each founder, including restrictions on transfer and a Company right of repurchase. The

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

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

The Company records share-based compensation expense for the restricted ordinary shares based on the grant date fair value. The Company recorded an expense of $332 and $333 for the years ended December 31, 2018 and 2017, respectively. Total unamortized compensation expense related to restricted ordinary shares was $260 and $592 as of December 31, 2018 and December 31, 2017, respectively, expected to be recognized over a weighted average period of 0.79 years and 1.79 years as of December 31, 2018 and December 31, 2017, respectively.

A summary of the Company’s restricted ordinary share activity and related information is as follows:

	Number of	Weighted Average Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2016	292,620	$3.14
Granted	—
Vested	(103,278)	$3.14
Forfeited	—
Unvested at December 31, 2017	189,342	$3.14
Granted	—
Vested	(103,274)	$3.14
Forfeited	—
Unvested at December 31, 2018	86,068	$3.14

Share Options

Unless specified otherwise in an individual option agreement, share options granted under the 2015 Plan and the 2018 Plan generally have a ten year term and a four year vesting period. The vesting requirement is conditioned upon a grantee’s continued service with the Company during the vesting period. Once vested, all awards are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days subsequent to the termination of the option holder’s service with the Company. In the event of an option holder’s disability or death while employed by or providing service to the Company, the exercisable period extends to twelve months or eighteen months, respectively.

The fair value of options granted during the years ended December 31, 2018 and 2017 was estimated using the Black-Scholes option-pricing model. The inputs for the Black-Scholes model require management’s significant assumptions. The risk-free interest rate was based on a normalized estimate of the 7-year U.S. treasury yield. The Company has estimated the expected term utilizing the “simplified” method for awards that qualify as “plain vanilla”. The Company does not have sufficient company-specific historical and implied volatility information and it therefore estimates its expected share volatility based on historical volatility information of reasonably comparable guideline public companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. Expected dividend yield is based on the fact that the Company has never paid cash dividends, its ability to pay cash dividends is currently prohibited by the terms of its credit facility with SVB and the Company’s future ability to pay cash dividends on its shares may be limited by the terms of any future debt or preferred securities.

The Company granted 479,986 and 198,798 share options to employees and directors during the years ended December 31, 2018 and 2017, respectively. There were 566,813 and 228,809 unvested employee and director options outstanding as of December 31, 2018 and December 31, 2017, respectively. Total expense recognized related to the employee and director share options was $669 and $59 for the years ended December 31, 2018 and 2017, respectively. Total unamortized compensation expense related to employee and director share options was $2,822 and $396 as of December 31, 2018 and December 31, 2017, respectively, which is expected to be recognized over a remaining average vesting period of 3.07 years and 3.51 years as of December 31, 2018 and December 31, 2017, respectively.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows, presented on a weighted average basis:

	Year ended December 31,
	2018	2017	2016
Volatility	60%	60%	60%
Expected term in years	1 - 6.25	6.25	6.25
Dividend rate	0%	0%	0%
Risk-free interest rate	2.16 - 2.91%	1.63%	2.00%

The following table summarizes the number of options outstanding and the weighted-average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2016	49,330	$3.14	8.51
Granted	198,798	$3.36	9.67
Exercised	—
Forfeited	—
Options outstanding December 31, 2017	248,128	$3.31	9.44
Granted	479,986	$12.60	9.45
Exercised	(2,008)	$3.30		8
Forfeited	(60,887)	$10.99
Options outstanding December 31, 2018	665,219	$9.31	8.93	395
Exercisable at December 31, 2018	98,406	$3.71	7.20	162

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares at December 31, 2018.

The weighted average grant-date fair value per share of share options granted during the years ended December 31, 2018, 2017 and 2016 was $7.25, $1.91 and $1.80, respectively.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Restricted Share Units (RSUs)

The Company granted 36,924 restricted share units to directors during the year ended December 31, 2018. The restricted share units granted have a one year vesting period conditional upon the directors continued service with the Company during the vesting period. All restricted share units granted were unvested as of December 31, 2018. Total expense recognized related to the restricted share units was $289 for the year ended December 31, 2018. Total unamortized compensation expenses related to restricted share units was $191 as of December 31, 2018 which is expected to be recognized over a remaining average vesting period of 0.40 years as of December 31, 2018.

There were no restricted share units granted prior to the year ended December 31, 2018.

A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2017	—
Granted	36,924	$13.00
Shares vested	—
Forfeited	—
RSUs outstanding December 31, 2018	36,924	$13.00

The Company’s share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31,
	2018	2017	2016
Research and development expense	$398	$139	$115
General and administrative expense	892	253	233

There was a total of $3,273 and $988 unamortized share-based compensation expense for restricted ordinary shares, options and restricted share units as of December 31, 2018 and December 31, 2017, respectively, which is expected to be recognized over a remaining average vesting period of 2.71 years and 2.53 years as of December 31, 2018 and December 31, 2017, respectively.

(10)	Income Taxes

During the years ended December 31, 2018, 2017 and 2016, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The provision for income taxes consists of the following components:

	Year ended December 31,
	2018	2017	2016
Current
Ireland	$472	$444	$113
U.S.	—	—	—
Total Current	$472	$444	$113

Deferred
Ireland	$—	$—	$—
U.S.	—	—	—
Total Deferred	$—	$—	$—
Income Tax Provision	$472	$444	$113

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Income taxes have been based on the following components of income (loss) before provision for income taxes:

	Year ended December 31,
	2018	2017	2016
Ireland	$532	$875	$(50)
U.S.	$(77,116)	(29,837)	(13,301)
Total	$(76,584)	$(28,962)	$(13,351)

The Irish federal statutory rate is reconciled to the effective tax rate as follows:

	Year ended December 31, 2018		Year ended December 31, 2017		Year ended December 31, 2016
Statutory rate	12.50%	$(9,573)	12.50%	$(3,620)	12.50%	$(1,669)
Impact of U.S. tax rate	(0.11)%	81	(0.80)%	232	0.10%	(13)
Impact of valuation allowance	(11.42)%	8,749	(13.64)%	3,949	(12.80)%	1,708
Research and development tax credit	0.45%	(341)	0.76%	(220)	—	—
Other, net	(2.03)%	1,557	(0.36)%	103	(0.65)%	87
Effective tax rate	(0.61)%	$472	(1.54)%	$444	(0.85)%	$113

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2018	2017	2016
Deferred tax assets
Share-based compensation	$27	$3	$1
Depreciation	(49)	6	—
Net operating loss carryforwards	13,648	5,409	1,706
163(j) interest expense limitation	115	—	—
Other	665	239	1
Valuation allowance	(14,406)	(5,657)	(1,708)
Total deferred tax assets	$—	$—	$—

Deferred tax liabilities
	—	—	—
Total deferred tax assets	$—	$—	$—

Net deferred tax asset	$—	$—	$—

As a Company incorporated in Ireland, it is principally subject to taxation in Ireland.

The Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $13,648, $5,409 and $1,706 as of the years ended December 31, 2018, 2017 and 2016, respectively, for which a full valuation allowance has been recognized as it was determined that it is more-likely-than-not that these net deferred tax assets will not be realized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

On December 22, 2017, the United States federal government enacted the Tax Act, marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provided a reduction of the U.S. federal corporate income tax rate from 34% to 21%, an indefinite carryforward of net operating losses incurred in 2018 and future periods, and an interest limitation starting in 2018 with an indefinite carryforward.  Any impact to the Company related to these items were accounted for in the 2017 and 2018 tax provisions with minimal impact.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2018	2017
Balance at January 1	$30	$—
Additions	$398	30
Balance at December 31	$428	$30

The Company is generally subject to examination in the Company’s primary tax jurisdictions for tax years beginning 2015. The Company is not currently subject to any audits or examination.

(11)	Commitments and Contingencies

Operating Leases

In June 2018, the Company entered into an operating lease agreement for a commercial unit in Dublin for a period of 20 years with a 10 year break option, that commenced in June 2018. Annual lease payments are $315, subject to certain escalations at each five year interval. Under the terms of the lease, the Company provided a security deposit of $802 to the landlord, which is included in other assets in the accompanying balance sheet.

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

In December 2016, the Company entered into an operating lease agreement for office space in Dublin for a period of ten years that commenced on December 1, 2016. The lease requires annual payments of $331 over the ten-year term with a renewal option to extend the lease for an additional five years. Under the terms of the lease, the Company provided a security deposit of $331 to the landlord, which is included in other assets in the accompanying consolidated balance sheets. The lease is subject to a review in December 2022.

The following table summarizes the future minimum payments due under the operating leases as of December 31, 2018:

Year Ending December 31,
2019	904
2020	1,020
2021	1,030
2022	985
2023	766
Thereafter	2,356
$7,061

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

also obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

Payments to Supplier

In June 2016, the Company entered into an agreement with a supplier whereby the Company would pay $2,864 to the supplier to acquire equipment which will be used solely to manufacture product for the Company. In June 2018, the Company entered into a supplemental agreement with this supplier whereby the Company would pay an additional $2,348 under the same terms as the original agreement. These payments will be offset against the price of the product to be supplied under a future supply agreement. $1,604 and $599 remained outstanding to the supplier as of December 31, 2018 and December 31, 2017, respectively.

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

Under the terms of their respective employment agreements, each of the executive officers is eligible to receive severance payments and benefits upon a termination without “cause” or due to “permanent disability”, or upon “resignation for good reason”, contingent upon the named executive officer’s continued performance for the Company.

(12)	Debt

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited, entered into a Loan and Security Agreement with SVB and made an initial draw of $15,000 on closing. A second draw of up to $15,000 will be available to the Company through October 31, 2019, upon satisfaction of either (i) the achievement by the Company of both non-inferiority and superiority primary endpoints from its Phase 3 uncomplicated urinary tract infection (uUTI) trial, as well as reporting satisfactory safety data from the trial, or (ii) the achievement of non-inferiority primary endpoints from both its Phase 3 uUTI and complicated urinary tract infection (cUTI) trials, as well as reporting satisfactory safety data from the trials. The Company’s option to draw the second term loan will terminate upon the earliest to occur of October 31, 2019, the thirtieth day following the occurrence of either of the foregoing conditions, or the occurrence of an event of default.

The initial draw requires monthly amortization payments commencing on November 1, 2019; however this will extend to April 1, 2020 if the second draw is funded. Interest will accrue at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of either term loan or the prepayment of either term loan. The final payment fee of $0.6 million, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments will be permitted at any time, subject to a prepayment fee of 3.00% in the first year, 2.00% in the second year, and 1.00% thereafter.

In connection with the initial $15,000 draw, the Company issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon the Company’s IPO) at an exercise price of $18.85 per share. On the funding date of the second term loan, each of SVB and LSF will be automatically entitled to purchase additional ordinary shares in an aggregate amount equal to 2.50% of the second term loan divided by the applicable exercise price.

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 12.03% as of December 20, 2018. For the year ended December 31, 2018, the Company recognized $1,169 of interest expense related to the loan agreement, including $360 related to the accretion of the debt discounts and deferred financing costs.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Scheduled principal payments on outstanding debt, as of December 31, 2018, are as follows:

Year Ending December 31,
2019	1,034
2020	6,207
2021	6,207
2022	1,552
$15,000

(13)	Quarterly Financial Data (unaudited)

	Three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue	$239	$254	$185	$191
Total operating expenses	(24,183)	(25,240)	(15,611)	(12,394)
Net loss and comprehensive loss	(24,258)	(24,905)	(15,747)	(12,146)
Net loss attributable to ordinary shareholders	(24,258)	(24,905)	(15,747)	(12,146)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(1.72)	$(1.77)	$(2.22)	$(61.36)
Weighted average ordinary shares outstanding – basic and diluted	14,108,604	14,034,631	7,085,655	197,949

	Three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue	$349	$159	$—	$—
Total operating expenses	(9,553)	(8,455)	(6,413)	(5,542)
Net loss and comprehensive loss	(9,118)	(8,171)	(6,280)	(5,837)
Net loss attributable to ordinary shareholders	(9,118)	(8,171)	(6,280)	(5,837)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(43.24)	$(44.16)	$(39.44)	$(103.68)
Weighted average ordinary shares outstanding – basic and diluted	210,859	185,040	159,221	56,301

(14)	Subsequent Events

There have been no events subsequent to the year-end which would require adjustment to, or disclosure in, the Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2019 Annual General Meeting of Shareholders, or our 2019 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

We have adopted a written Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Business Conduct and Ethics is available on our website at www.iterumtx.com.  If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our 2019 Proxy Statement

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of exhibits filed or furnished as part of this Annual Report on Form 10-K;

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
3.1	Constitution of Iterum Therapeutics plc		Form 8-K (Exhibit 3.1)	5/30/2018	001-38503
4.1	Form of Ordinary Share Certificate of Registrant.		Form S-1 (Exhibit 4.1)	5/1/2018	333-224582
10.1†	License Agreement by and among Registrant, Iterum Therapeutics International Limited and Pfizer Inc. dated as of November 18, 2015.		Form S-1 (Exhibit 10.1)	5/1/2018	333-224582
10.2	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its shareholders dated May 18, 2017.		Form S-1 (Exhibit 10.2)	5/1/2018	333-224582
10.3+	2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.3)	5/1/2018	333-224582
10.4+	Forms of U.S. Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.4)	5/1/2018	333-224582
10.5+	Forms of Irish Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.5)	5/1/2018	333-224582
10.6+	2018 Equity Incentive Plan.		Form S-1/A (Exhibit 10.6)	5/16/2018	333-224582
10.7+	Forms of U.S. Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.7)	5/1/2018	333-224582
10.8+	Forms of International Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.8)	5/1/2018	333-224582
10.9+	Form of Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.9)	5/1/2018	333-224582
10.1	Form of Indemnity Agreement by and between the Registrant and its directors and officers.		Form S-1 (Exhibit 10.10)	5/1/2018	333-224582
10.11	Form of Indemnity Agreement by and between Iterum Therapeutics US Limited and its directors and officers.		Form S-1 (Exhibit 10.11)	5/1/2018	333-224582
10.12+	Employment Terms by and between Iterum Therapeutics US Limited and Corey N. Fishman dated November 18, 2015.		Form S-1 (Exhibit 10.12)	5/1/2018	333-224582
10.13+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Corey N. Fishman dated May 2, 2018.		Form S-1/A (Exhibit 10.13)	5/4/2018	333-224582
10.14+	Employment Terms by and between Iterum Therapeutics US Limited and Michael W. Dunne dated November 18, 2015.		Form S-1 (Exhibit 10.14)	5/1/2018	333-224582
10.15+	Employment Terms by and between Iterum Therapeutics US Limited and Judith M. Matthews dated November 18, 2015.		Form S-1 (Exhibit 10.15)	5/1/2018	333-224582
10.16+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Judith M. Matthews dated May 2, 2018.		Form S-1/A (Exhibit 10.16)	5/4/2018	333-224582
10.17+	Employment Terms by and between Iterum Therapeutics US Limited and Jeffrey Schaffnit dated February 9, 2018.		Form S-1 (Exhibit 10.17)	5/1/2018	333-224582
10.18+	Non-Employee Director Compensation Policy.		Form S-1/A (Exhibit 10.18)	5/16/2018	333-224582

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.19

Loan and Security Agreement by and among Silicon Valley Bank, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited, and Iterum Therapeutics US Limited, dated April 27, 2018.

			Form S-1/A (Exhibit 10.19)	5/4/2018	333-224582
10.2

Intellectual Property Security Agreement by and among Silicon Valley Bank, the Registrant, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited, and Iterum Therapeutics US Limited, dated April 27, 2018.

			Form S-1/A (Exhibit 10.20)	5/4/2018	333-224582
10.21	Warrant to Subscribe for Shares, issued to Silicon Valley Bank, dated April 27, 2018.		Form S-1/A (Exhibit 10.21)	5/4/2018	333-224582
10.22	Warrant to Subscribe for Shares, issued to Life Sciences Fund II LLC, dated April 27, 2018.		Form S-1/A (Exhibit 10.22)	5/4/2018	333-224582
10.23	Additional Form of Warrant to Subscribe for Ordinary Shares as may be issued to Silicon Valley Bank pursuant to the Loan and Security Agreement.		Form S-1/A (Exhibit 10.23)	5/4/2018	333-224582
10.24	Additional Form of Warrant to Subscribe for Ordinary Shares as may be issued to Life Sciences Fund II LLC pursuant to the Loan and Security Agreement.		Form S-1/A (Exhibit 10.24)	5/4/2018	333-224582
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of KPMG, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_____________

+	Indicates management contract or compensatory plan.
†

Confidential treatment has been requested for certain provisions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. The omitted information has been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: March 25, 2019	By:	/s/ Corey N. Fishman
Corey N. Fishman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Corey N. Fishman Corey N. Fishman	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2019

/s/ Judith M. Matthews Judith M. Matthews	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2019

/s/ Paul R. Edick Paul R. Edick	Chairman of the Board of Directors	March 25, 2019

/s/ Brenton K. Ahrens Brenton K. Ahrens	Director	March 25, 2019

/s/ Mark Chin Mark Chin	Director	March 25, 2019

/s/ James I. Healy James I. Healy, M.D., Ph.D.	Director	March 25, 2019

/s/ Patrick J. Heron Patrick J. Heron	Director	March 25, 2019

/s/ Ronald M. Hunt Ronald M. Hunt	Director	March 25, 2019

/s/ David G. Kelly David G. Kelly	Director	March 25, 2019

/s/ Shahzad Malik Shahzad Malik, M.D.	Director	March 25, 2019