Form 10-Q
period 2019-03-31
Iterum Therapeutics plc
filed 2019-05-14
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value per share	ITRM	The Nasdaq Stock Market LLC

As of April 30, 2019, the registrant had 14,369,218 ordinary shares, $0.01 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

 You should read this Quarterly Report and the documents that we have filed with the Securities and Exchange Commission (SEC), as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$64,603	$44,551
Short-term investments	4,997	40,000
Prepaid expenses and other current assets	7,188	8,390
Current portion of restricted cash	30	30
Total current assets	76,818	92,971
Property and equipment, net	675	700
Restricted cash, less current portion	90	90
Other assets	11,551	4,110
Total assets	$89,134	$97,871
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,176	$4,041
Accrued expenses	8,696	7,046
Current portion of long-term debt	2,056	1,019
Income taxes payable	248	113
Other current liabilities	442	—
Total current liabilities	17,618	12,219
Long-term debt, less current portion	12,139	13,079
Other liabilities	7,747	951
Total liabilities	$37,504	$26,249
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, $0.01 par value per share: 50,000,000 shares authorized at March 31, 2019 and December 31, 2018; 14,367,441 shares issued at March 31, 2019; 14,352,046 shares issued at December 31, 2018	144	144
Additional paid-in capital	203,859	203,271
Accumulated deficit	(152,373)	(131,793)
Total shareholders' equity	51,630	71,622
Total liabilities and shareholders’ equity	$89,134	$97,871

The accompanying notes are an integral part of these condensed consolidated financial statements

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$37	$191
Operating expenses:
Research and development	$(17,387)	$(10,879)
General and administrative	(3,116)	(1,515)
Total operating expenses	(20,503)	(12,394)
Operating loss	(20,466)	(12,203)
Interest (expense) / income, net	(104)	85
Other income, net	124	61
Total other income	20	146
Loss before income taxes	(20,446)	(12,057)
Income tax expense	(134)	(89)
Net loss and comprehensive loss	(20,580)	(12,146)
Net loss attributable to ordinary shareholders	$(20,580)	$(12,146)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(1.44)	$(61.36)
Weighted average ordinary shares outstanding – basic and diluted	14,290,437	197,949

The accompanying notes are an integral part of these condensed consolidated financial statements

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash flows

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,580)	$(12,146)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	35	31
Share-based compensation expense	540	149
Gain on short term investments	(88)	—
Non-cash gain on short term investments	(9)	(23)
Interest on short-term investments	(11)	—
Amortization of SVB loan	98	—
Other	29	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,193	(793)
Other assets	(191)	(52)
Accounts payable	2,135	422
Accrued expenses	1,662	692
Income taxes	134	82
Other liabilities	—	(2)
Net cash used in operating activities	(15,053)	(11,640)
Cash flows from investing activities:
Purchases of property and equipment	(10)	(21)
Purchases of short-term investments	—	(6,372)
Proceeds from sale of short-term investments	35,100	15,750
Net cash generated by investing activities	35,090	9,357
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred shares, net of issuance costs	—	32,176
Proceeds from exercise of shares options	49	—
Net cash provided by financing activities	49	32,176
Effect of exchange rates on cash and cash equivalents	(34)	—
Net increase in cash, cash equivalents and restricted cash	20,052	29,893
Cash, cash equivalents and restricted cash, at beginning of period	44,671	8,485
Cash, cash equivalents and restricted cash, at end of period	$64,723	$38,378
Supplemental Disclosure of Cash Flow Information:
Income tax paid—U.S.	$—	$—
Interest paid	$350	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation

Iterum Therapeutics plc (the “Company”) was incorporated under the laws of the state of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. The Company maintains its registered office at Block 2 Floor 3, Harcourt Centre, Harcourt Street, Dublin 2, Ireland. The Company commenced operations in November 2015. The Company licensed global rights to its novel anti-infective compound, sulopenem, from Pfizer Inc. (Pfizer). The Company is a clinical-stage pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first and only oral and intravenous (IV) branded penem available globally.

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with Silicon Valley Bank (SVB) and a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. The Company has not generated any product revenue. The Company is subject to risks and uncertainties common to early-stage companies in the pharmaceutical industry, including, but not limited to, the ability to secure additional capital to fund operations, failure to successfully develop and commercialize its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization.

Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries.

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

On May 30, 2018, the Company completed an initial public offering (IPO) of its ordinary shares, and issued and sold 6,150,000 ordinary shares at a public offering price of $13.00 per share, resulting in net proceeds of $71.8 million after deducting underwriting discounts and commissions and offering costs payable by the Company. On June 26, 2018, the Company issued and sold an additional 200,000 ordinary shares at the IPO price of $13.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional ordinary shares, resulting in additional net proceeds of $2.4 million after deducting underwriting discounts and commissions and offering costs payable by the Company. Aggregate net proceeds from the IPO totaled $74.2 million after deducting underwriting discounts and commissions and offering costs payable by the Company.

In accordance with Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date of issue of the quarterly condensed consolidated financial statements.

The Company has incurred operating losses since inception, including net losses of $20,580 and $12,146 for the three months ended March 31, 2019 and 2018, respectively, and a net loss of $77,056 for the year ended December 31, 2018. The Company had an accumulated deficit of $152,373 as of March 31, 2019. The Company expects to continue to incur net losses for the foreseeable future and is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing to fund its operations. Management believe that its cash and cash equivalents balance of $64,603 and short-term investments balance of $4,997 at March 31, 2019, together with the $15.0 million potentially available under the secured credit facility with SVB, are sufficient to fund operations for at least one year from the date the condensed consolidated financial statements are issued. In making this assessment management have considered the Company’s available cash resources, future financing options available to the Company, the planned operations of the Company and the ability to adjust its plans if required. The $15.0 million under the secured credit facility with SVB

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

will be available to the Company through October 31, 2019, upon satisfaction of either (i) the achievement by the Company of both non-inferiority and superiority primary endpoints from its Phase 3 uncomplicated urinary tract infection (uUTI) trial, as well as reporting satisfactory safety data from the trial, or (ii) the achievement of non-inferiority primary endpoints from both its Phase 3 uUTI and complicated urinary tract infection (cUTI) trials, as well as reporting satisfactory safety data from the trials. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs or commercialization efforts, which could adversely affect its business prospects.

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

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2019, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2019. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2019, and results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018 have been made. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period in accordance with Accounting Standard Codification (ASC) 260, Earnings per Share. For the periods presented, the ordinary shares underlying the convertible preferred shares and options, the unvested restricted ordinary shares, restricted share units, performance restricted share units and the warrants have been excluded from the calculation because they would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three Months Ended
	March 31, 2019	March 31, 2018
Options to purchase ordinary shares	1,091,238	248,128
Preferred shares convertible into ordinary shares	—	7,396,313
Unvested restricted ordinary shares	60,250	163,523
Unvested restricted share units	36,924	—
Unvested performance restricted share units	50,000	—
Warrants	19,890	—
Total	1,258,302	7,807,964

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

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended
Operating expenses	March 31, 2019	March 31, 2018
Ireland	$17,436	$9,964
U.S.	3,067	$2,430
Total	$20,503	$12,394

The distribution of long-lived assets by geographical area was as follows:

Long lived assets	March 31, 2019	December 31, 2018
Ireland	$9,970	$4,565
U.S.	2,256	245
Total	$12,226	$4,810

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which provides the option to adopt the standard retrospectively for each prior period presented, as initially set out in ASU 2016-02, or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. In March 2019, the FASB issued ASU 2019-03 Leases (Topic 842): Codification Improvements amending the transition disclosures for Topic 842, in that all companies are exempt from certain interim period transition disclosure requirements.

ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset, representing its right to use the underlying asset for the lease term, on the balance sheet. The Company adopted ASU 2016-02 in the

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

first quarter of 2019 utilizing the modified retrospective transition method with an effective date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of $7.6 million and operating lease liabilities of $7.8 million, however, the adoption of the standard did not have an impact on the Company’s beginning retained earnings, results from operations or cash flows. See Note 7 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

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

Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred shares that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-11 did not have an impact on the condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

March 31, 2019
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$4,997	$4,997	—	—
Other asset – advance payment to supplier	2,617	—	—	2,617
Total	$7,614	4,997	—	2,617
December 31, 2018
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$40,000	40,000	—	—
Other asset – advance payment to supplier	2,649	—	—	2,649
Total	$42,649	40,000	—	2,649

See Note 4 for further details on the short-term investments held. The other asset above relates to advance payments made to a supplier that were recorded at fair value using the discounted cash flow model (DCF) as of March 31, 2019 and December 31, 2018. The fair value measurements of these advance payments were determined based on significant unobservable inputs, including a discount rate of 15% and the expected time to recovery of the payment. Changes to the inputs described above are not expected to have a material impact on the company’s financial position and results of operations in any given period. See Note 12—Payments to Supplier, for further details on these advance payments.

The following table presents information about the Company’s long-term debt which was carried at amortized cost on the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value.

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

March 31, 2019		Approximate
Liabilities	Book Value	Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$2,056	$2,056	—	2,056	—
Long-term debt, less current portion	12,139	11,850	—	11,850	—
Total	$14,195	$13,906	—	13,906	—
December 31, 2018
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$1,019	$1,019	—	1,019	—
Long-term debt, less current portion	13,079	13,035	—	13,035	—
Total	$14,098	$14,054	—	14,054	—

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

The carrying amounts reported in the condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term investments

The Company classifies its short-term investments as available for sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at period-end consist of corporate entity commercial paper with maturities of more than three months but less than one year at the date of purchase. Short-term investments as of March 31, 2019 have an average maturity of 0.12 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. The fair value of short-term investments are represented by Level 1 fair value measurements – quoted prices in active markets for identical assets.

The following table represents the Company’s available for sale short-term investments by major security type as of March 31, 2019 and December 31, 2018:

March 31, 2019					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$4,986	11	—	4,997	4,997	—

December 31, 2018					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$35,745	272	(9)	36,008	36,008	—
U.S. Treasury and Agency Bonds	3,977	15	—	3,992	3,992	—
Total	$39,722	287	(9)	40,000	40,000	—

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2019	December 31, 2018
Prepaid research and development expenses	$5,315	$5,351
Short-term deposits	873	959
Research and development tax credit receivable	395	404
Prepaid insurance	245	438
Interest receivable	151	158
Other prepaid assets	141	921
Value added tax receivable	68	159
Total	$7,188	$8,390

6. Property and Equipment

Property and equipment and related accumulated depreciation are as follows:

	March 31, 2019	December 31, 2018
Leasehold improvements	$592	$592
Furniture and fixtures	120	120
Laboratory equipment	81	81
Computer equipment	118	108
	911	901
Less: accumulated depreciation	(236)	(201)
	$675	$700

Depreciation expense was $35 for the three months ended March 31, 2019 and $136 for the year ended December 31, 2018.

7. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have terms which range from six to 19 years, and generally include one or more options to terminate or renew. The termination options can reduce the lease term for periods ranging from five to 10 years, however the remaining lease terms do not represent these early termination dates as management have concluded that it is reasonably certain that the Company will not exercise these options. The renewal terms can extend the lease term for additional periods ranging from three to five years. These renewal options are represented in the remaining lease term as management have concluded that it is reasonably certain that the Company will exercise the renewal option. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expense is recognized on a straight-line basis over the lease term. The Company recognized $254 of operating lease costs for right-of-use assets during the three months ended March 31, 2019.

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

Three Months Ended
March 31, 2019
Cash paid for operating lease liabilities	$190
Right-of-use assets obtained in exchange for new operating lease obligation (1)	$7,622
Weighted-average remaining lease term	13.2 years
Weighted-average discount rate	7.6%

    (1) All operating leases included above were held at January 1, 2019

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

March 31, 2019
Other assets	$7,504

Other current liabilities	$442
Other liabilities	7,117
Total lease liabilities	$7,559

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2019, for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended March 31,
2020	$982
2021	1,017
2022	1,022
2023	1,033
2024	1,038
Thereafter	6,420
$11,512
Less imputed interest	(3,953)
Total lease liabilities	$7,559

As of December 31, 2018, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended December 31,
2019	$904
2020	1,020
2021	1,030
2022	985
2023	766
Thereafter	2,356
$7,061

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

8. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accrued clinical trial costs	$6,383	$2,849
Accrued manufacturing expenses	859	1,439
Accrued other expenses	843	954
Accrued payroll and bonus expenses	611	1,804
Total	$8,696	$7,046

9. Shareholders’ Equity

The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the three months ended March 31, 2019 and 2018:

Total Shareholders' Equity
Shareholders' equity at January 1, 2019	$71,622
Exercise of share options	48
Share-based compensation expense	540
Net loss	(20,580)
Shareholders' equity at March 31, 2019	$51,630

Total Shareholders' Equity
Shareholders' equity at January 1, 2018	$39,494
Issuance of Series B convertible preferred shares, net	32,159
Share-based compensation expense	149
Net loss	(12,146)
Shareholders' equity at March 31, 2018	$59,656

10. Share-Based Compensation

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

On March 14, 2018, the Company’s Board of Directors adopted and approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective upon the execution and delivery of the underwriting agreement related to our IPO in May 2018. No further grants will be made under the 2015 Plan. The ordinary shares underlying any options that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2015 Plan will not be added back to the ordinary shares available for issuance.

The 2018 Plan, adopted and approved on March 14, 2018, authorized the Company to grant up to 1,018,459 ordinary shares in the form of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units, performance share awards, performance cash awards and other share awards. The types of share-based awards, including the amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. The ordinary shares underlying any options that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the ordinary shares available for issuance under the 2018 Plan.

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

The Company records share-based compensation expense for the restricted ordinary shares based on the grant date fair value. The Company recorded an expense of $85 and $82 for the three months ended March 31, 2019 and 2018, respectively. Total unamortized compensation expense related to restricted ordinary shares was $175 and $510 as of March 31, 2019 and March 31, 2018, respectively, expected to be recognized over a weighted average period of 0.54 years and 1.54 years as of March 31, 2019 and March 31, 2018, respectively.

The following table summarizes restricted ordinary shares activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2018	86,068	$3.14
Granted	—
Vested	(25,818)	$3.14
Forfeited	—
Unvested at March 31, 2019 (unaudited)	60,250	$3.14

Share Options

The Company granted 442,500 share options to employees and directors during the three months ended March 31, 2019. The Company awarded 74,152 share options to employees during the three months ended March 31, 2018 under the 2018 Plan. These options were granted and priced upon execution of the underwriting agreement related to the IPO in May 2018. There were 984,913 and 221,553 unvested employee options outstanding as of March 31, 2019 and March 31, 2018, respectively. Total expense recognized related to the employee share options was $307 and $67 for the three months ended March 31, 2019 and 2018, respectively. Total unamortized compensation expense related to employee share options was $4,168 and $1,132 as of March 31, 2019 and March 31, 2018, respectively, which is expected to be recognized over a remaining average vesting period of 3.30 years and 3.27 years as of March 31, 2019 and March 31, 2018, respectively.

The assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2019	2018
Volatility	69.5% - 70.2%	60%
Expected term in years	6.25	6.25
Dividend rate	0%	0%
Risk-free interest rate	2.44% - 2.57%	1.63%
Share price	$5.80 - $6.80	—
Fair value of option on grant date	$3.74 - $4.41	—

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

The following table summarizes the number of options outstanding and the weighted-average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2018	665,219	$9.31	8.93	395
Granted	442,500	5.82
Exercised	(15,395)	3.16
Forfeited	(1,086)	9.44
Options outstanding March 31, 2019	1,091,238	$7.98	9.27	1,956
Exercisable at March 31, 2019 (unaudited)	106,325	$4.59	8.25	425

Restricted share units (RSUs)

No RSUs were awarded to directors during the three months ended March 31, 2019. No RSUs were awarded or outstanding during the three months ended March 31, 2018.

The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of the RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2018	36,924	$13.00
Granted	—
Shares vested	—
Forfeited	—
RSUs outstanding March 31, 2019	36,924	$13.00

The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors. Total expense recognized related to the RSUs was $119 for the three months ended March 31, 2019. Total unamortized compensation expense related to RSUs was $72 as of March 31, 2019, which is expected to be recognized over a remaining average vesting period of 0.15 years as of March 31, 2019.

The Company awarded 50,000 RSUs to certain employees during the three months ended March 31, 2019 which are subject to certain performance based vesting conditions (Performance RSUs). No Performance RSUs were awarded or outstanding during the three months ended March 31, 2018.

The table below shows the number of Performance RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of the Performance RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Performance RSUs outstanding December 31, 2018	—
Granted	50,000	$8.21
Shares vested	—
Forfeited	—
Performance RSUs outstanding March 31, 2019	50,000	$8.21

The weighted average grant date fair value of restricted share units with a market condition was determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed ratably over the vesting period. Total expense recognized related to the Performance RSUs was $29 for the three months ended March 31, 2019. Total unamortized compensation expense

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

related to Performance RSUs was $381 as of March 31, 2019, which is expected to be recognized over approximately the next 1.56 years as of March 31, 2019.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2019	2018
Research and development expense	$163	$71
General and administrative expense	377	78

There was a total of $4,796 and $1,642 unamortized share-based compensation expense for restricted ordinary shares, options, restricted share units and performance restricted share units as of March 31, 2019 and March 31, 2018, respectively, which is expected to be recognized over a remaining average vesting period of 2.98 years and 2.32 years as of March 31, 2019 and March 31, 2018, respectively.

11. Income Taxes

In accordance with the FASB ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2019 and 2018, the Company recorded an income tax expense of $134 and $89, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of March 31, 2019, and December 31, 2018, the Company has net operating loss carryforwards in Ireland of approximately $16,183 and $13,648, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

12. Commitments and Contingencies

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

Payments to Supplier

In June 2016, the Company entered into an agreement with a supplier whereby the Company would pay $2,805 to the supplier to acquire equipment which will be used solely to manufacture product for the Company. In June 2018, the Company entered into a supplemental agreement with this supplier whereby the Company would pay an additional $2,300 under the same terms as the original agreement. These payments will be offset against the price of the product to be supplied under a future supply agreement. $1,571 and $1,604 remained outstanding to the supplier as of March 31, 2019 and December 31, 2018, respectively.

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

13. Debt

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers) entered into a loan and security agreement with SVB pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing and the other $15.0 million is available at the Company’s option upon the satisfaction of either of the following conditions which are referred to as the Second Draw Conditions: (i) the achievement of both non-inferiority and superiority primary endpoints from the Company’s Phase 3 uUTI clinical trial and reporting satisfactory safety data; or (ii) the achievement of non-inferiority primary endpoints from both of the Company’s Phase 3 uUTI and cUTI clinical trials as well as reporting satisfactory safety data, in each case as determined by SVB at its sole discretion. The Company’s option to draw the second term loan will terminate upon the earliest to occur of October 31, 2019, the thirtieth day following the occurrence of either of the Second Draw Conditions, or the occurrence of an event of default. A non-utilization fee of 1.50% of the aggregate undrawn principal amount shall apply if the Company satisfies the Second Draw Conditions but chooses not to draw down the second term loan. The principal borrowed under the secured credit facility bears interest at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, which interest is payable monthly in arrears.

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

In connection with the initial $15.0 million draw, the Company issued to SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B-2 preferred shares (which converted to ordinary shares upon the Company’s IPO) at an exercise price of $18.85 per share. If the Company draws down the second term loan, each of SVB and LSF will be entitled, pursuant to additional share warrants issued to each of them at closing, to purchase such number of additional ordinary shares in an aggregate amount equal to 2.5% of the funded amount, divided by the applicable exercise price. Obligations under the secured credit facility are secured by substantially all of the Company’s existing and future assets and the existing and future assets of the Company’s subsidiaries, including intellectual property.

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 11.4%. For the three months ended March 31, 2019, the Company recognized $448 of interest expense related to the loan agreement, including $98 related to the accretion of the debt discounts and deferred financing costs.

Scheduled principal payments on outstanding debt, as of March 31, 2019, are as follows:

Year Ending December 31,
2019 (remaining)	1,034
2020	6,207
2021	6,207
2022	1,552
2022	$15,000

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

14. Subsequent Events

There have been no events subsequent to the period end that would require adjustment to, or disclosure in, this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which includes: a Phase 3 uUTI clinical trial, known as SUlopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We are conducting the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of March 31, 2019, we had an accumulated deficit of $152.4 million. We expect to continue to incur significant expenses for the foreseeable future as we advance our sulopenem program through Phase 3 clinical trials, seek regulatory approval and engage in market preparation and pre-commercialization activities. In addition, if we obtain marketing approval for oral sulopenem and sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We are currently evaluating our commercialization strategy in the United States and other territories. We may also incur expenses in connection with the establishment of additional sources for the manufacture of sulopenem tablets and IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $69.6 million. We believe that our existing cash, cash equivalents, short-term investments and available borrowings under our credit facility, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date this Quarterly Report on Form 10-Q is issued. In making this assessment we have considered our available cash resources, future financing options available to us, our planned operations and our ability to adjust our plans if required. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of oral sulopenem or sulopenem in the near future. If our development efforts for our sulopenem program are successful and result in regulatory approval and/or license agreements with third parties, we may generate revenue in the future from product sales. To date, all of our revenue has been derived from our Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, award. We expect that our revenue for the foreseeable future will be derived primarily from payments under government awards that we may enter into in the future. In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. We receive funding from CARB-X as we incur qualifying expenses. During the three months ended March 31, 2019 and 2018, we recognized revenue of $0.0 million and $0.2 million, respectively, under this award.

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

•	manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;
•	employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in research and development functions;
•	costs related to compliance with regulatory requirements;
•	facilities costs, depreciation and other expenses, which include rent under operating lease agreements and utilities; and
•	payments made in cash, equity securities or other forms of consideration under third-party licensing agreements.

We expense research and development costs as incurred. Advance payments we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers.

Research and development activities are central to our business model. Product candidates in advanced stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect that our research and development expenses will increase substantially throughout 2019 as we increase personnel costs, including share-based compensation, substantially complete the Phase 3 clinical trials for our sulopenem program, conduct other clinical trials and prepare regulatory filings for oral sulopenem and sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. If we experience significant delays in enrollment in any of our ongoing or planned clinical trials, or are required to add additional patients to a study to remain consistent with our original trial design assumptions, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. For example, we are currently conducting the first of two interim analyses of the blinded enrolled patients in our Phase 3 clinical trial in the uUTI indication and depending on the advice of our independent data monitoring committee who are charged with assessing the pooled and blinded early response rate, we may be required to increase patients in this trial to maintain the original degree of statistical power specified in the trial protocol.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 25, 2019, involve the most judgment and complexity. Accordingly, we believe the policies set forth in such Annual Report on Form 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 25, 2019, other than the adoption of accounting pronouncements as described in Note 2 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table summarizes our operating losses for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	Change
Revenue	$37	$191	$(154)
Operating expenses:
Research and development	17,387	10,879	6,508
General and administrative	3,116	1,515	1,601
Total operating expenses	$20,503	$12,394	$8,109
Operating loss	(20,466)	(12,203)	(8,263)

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. We receive funding from CARB-X as we incur qualifying expenses. During the three months ended March 31, 2019 and 2018, we recognized $0.0 million and $0.2 million of revenue, respectively, under this award.

Research and Development Expenses

	Three Months Ended
	March 31,
	2019	2018	Change
CRO and other preclinical and clinical trial related expenses	$13,187	$2,002	$11,185
Chemistry, manufacturing and control (CMC) related expenses	1,384	6,670	(5,286)
Personnel related (including share-based compensation)	2,251	1,971	280
Consulting fees	565	236	329
Total research and development expenses	$17,387	$10,879	$6,508

The increase in CRO and other preclinical and clinical trial related expenses of $11.2 million was primarily due to costs incurred related to our three Phase 3 clinical trials, as well as an increase in Phase 1 clinical trial activity. CMC related expenses decreased by $5.3 million primarily as a result of the completion of manufacturing of clinical trial materials for our Phase 3 clinical trials by our primary suppliers. Personnel related costs increased by $0.3 million as a result of an increase in headcount in our CMC, clinical development and regulatory functions. Personnel related costs for the three months ended March 31, 2019 and 2018 included share-based compensation expense of $0.2 million and $0.1 million, respectively. The increase in consulting fees of $0.3 million was primarily due to the increase in consultants used for clinical trial activity.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2019	2018	Change
Personnel related (including share-based compensation)	$1,411	$906	$505
Professional and consulting fees	1,102	299	803
Facility related and other	603	310	293
Total general and administrative expenses	$3,116	$1,515	$1,601

Personnel-related costs increased by $0.5 million as a result of an increase in headcount in our general and administrative function. Personnel related costs for the three months ended March 31, 2019 and 2018 included share-based compensation expense of $0.4 million and $0.1 million, respectively. Professional and consulting fees increased by $0.8 million primarily as a result of pre-commercialization activities and increased costs associated with operating as a public company. Facility related and other costs increased by $0.3 million primarily as a result of increased insurance related costs and higher Board compensation.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, debt raised under our financing arrangement with SVB and payments received under the funding arrangement with CARB-X. Through March 31, 2019, we had received cash proceeds of $195.2 million from sales of our Series A and Series B preferred shares and ordinary shares and $15.0 million from the first drawdown of our SVB loan. As of March 31, 2019, we had cash, cash equivalents, restricted cash and short-term investments of $69.7 million.

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

In connection with the initial $15.0 million draw, we issued to SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B-2 preferred shares (which converted to ordinary shares upon our IPO) at an exercise price of $18.85 per share. If we draw down the second term loan, each of SVB and LSF will be entitled, pursuant to additional share warrants issued to each of them at closing, to purchase such number of additional ordinary shares in an aggregate amount equal to 2.5% of the funded amount, divided by the applicable exercise price. Obligations under the secured credit facility are secured by substantially all of our existing and future assets and the existing and future assets of our subsidiaries, including intellectual property.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(15,053)	$(11,640)
Net cash provided by investing activities	35,090	9,357
Net cash provided by financing activities	49	32,176
Effect of exchange rates on cash and cash equivalents	(34)	—
Net increase in cash	$20,052	$29,893

Operating Activities

During the three months ended March 31, 2019, operating activities used $15.1 million of cash, resulting from our net loss of $20.6 million partially offset by net cash provided by changes in our operating assets and liabilities of $4.9 million and non-cash charges of $0.6 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of increases in accounts payable and accrued expenses, primarily due to an increase in clinical trial expenses, and a reduction in prepaid expenses and other current assets, largely related to amounts received under the CARB-X award and advance payments to contract manufacturing organizations, partially offset by an increase in other assets.

During the three months ended March 31, 2018, operating activities used $11.6 million of cash, resulting from our net loss of $12.1 million partially offset by net cash provided by changes in our operating assets and liabilities of $0.3 million and non-cash charges of $0.2 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted primarily of increases in accrued expenses and accounts payable primarily due to increases in clinical trial expenses and clinical trial supply costs, partially offset by increases in prepaid expenses and other assets primarily related to professional fees associated with the initial public offering.

Investing Activities

During the three months ended March 31, 2019, net cash provided by investing activities of $35.1 million related to sales of short-term investments. During the three months ended March 31, 2018, net cash provided by investing activities of $9.4 million was primarily related to sales of short-term investments of $15.8 million partially offset by purchases of short-term investments of $6.4 million.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $0.0 million and consisted of net cash proceeds from the exercise of share options. During the three months ended March 31, 2018, net cash provided by financing activities was $32.2 million, and consisted of cash proceeds from the issuance of Series B-2 preferred shares in February 2018 (which converted to ordinary shares on the closing of our IPO).

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

We believe that our existing cash, cash equivalents, short-term investments and available borrowings under our credit facility, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date this Quarterly Report on Form 10-Q is issued. In making this assessment we have considered our available cash resources, future financing options available to us, our planned operations and our ability to adjust our plans if required. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to file with regulatory agencies and commercialize oral sulopenem and sulopenem, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for oral sulopenem or sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing and planned clinical trials of oral sulopenem and sulopenem, including our three Phase 3 clinical trials in our three initial indications;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we have applied for or may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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
•

the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay pursuant to our exclusive license agreement with Pfizer to in-license certain patent rights and know-how related to oral sulopenem and certain know-how related to sulopenem IV (the “Pfizer License”) or other future license agreements;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2019, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Operating lease commitments (1)	$6,666	$982	$2,039	$1,628	$2,017
Principal loan repayments	15,000	2,586	12,414	—	—
Total	$21,666	$3,568	$14,453	$1,628	$2,017

____________

(1) See note 7 to the condensed consolidated financial statements for further details regarding leases.

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

In June 2016, we entered into an agreement with a supplier whereby we agreed to pay $2.8 million to the supplier to acquire equipment, which will be used solely to manufacture product for us. In June 2018, we entered into a supplemental agreement with this supplier whereby we agreed to pay an additional $2.3 million for additional equipment and dedicated personnel under the same terms of the original agreement. These payments will be offset against the price of the product to be supplied under a future supply agreement. As of March 31, 2019, $1.6 million remained outstanding to the supplier.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $69.6 million, consisting of cash and commercial paper. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Due to the short-term nature of our portfolio we do not believe an immediate interest rate increase of 100 basis points would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2019 and December 31, 2018, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2019 and 2018 or the year ended December 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings or be subject to claims arising out of our operations. We are not currently a party to any legal proceedings that in the opinion of our management, would have a material adverse effect on our business.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our ordinary shares involves a high degree of risk. If any of the events described in the following Risk Factors and the risks described elsewhere in this Quarterly Report on Form 10-Q actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our ordinary shares could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Capital Requirements

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program.

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of March 31, 2019, we had an accumulated deficit of $152.4 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We have financed our operations to date primarily through private placements of our preferred shares and, more recently, through our initial public offering of ordinary shares (IPO) in May 2018 and a private placement of our ordinary shares in December 2018, being the subscription for 190,615 ordinary shares by our supplier. In April 2018, we entered into a secured credit facility with Silicon Valley Bank (SVB) and made an initial drawdown of $15.0 million. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

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

We believe that our existing cash, cash equivalents, short-term investments, and available borrowings under our credit facility, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date this Quarterly Report on Form 10-Q is issued. In making this assessment we have considered our available cash resources, future financing options available to us, our planned operations and our ability to adjust our plans if required. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to file with regulatory agencies and commercialize oral sulopenem and sulopenem, if we receive regulatory approval. If we receive regulatory approval for oral sulopenem or sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution.

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

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers), entered into a loan and security agreement with SVB pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing and the other $15.0 million is available at our option upon the satisfaction of certain draw requirements (as described in Note 13 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q). Obligations under the secured credit facility are secured by substantially all of our existing and future assets and the existing and future assets of our subsidiaries, including intellectual property. Our secured credit facility imposes operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, our ability to, among other things, dispose of certain assets, pay dividends and incur additional indebtedness. Failure to make payments or comply with these and other terms and covenants under our secured credit facility could result in an event of default, which could lead to an acceleration of amounts due and foreclosure upon and/or sale or other liquidation of all of our and our subsidiaries’ assets, including intellectual property. Any of the foregoing would have a material adverse effect on our operations and financial condition. In addition, this indebtedness and the security interests granted to secure it could make it more difficult for us to raise additional capital to fund our operations.

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

We currently have no products approved for sale and have invested substantially all of our efforts and financial resources in the development of our sulopenem program as the first and only oral and intravenous (IV) branded penem available globally. Our near-term prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize oral sulopenem and sulopenem. The success of our sulopenem program will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our three ongoing Phase 3 clinical trials of oral sulopenem and sulopenem;
•	clinical trial results with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
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

Our company has never obtained regulatory approval for, or commercialized, a drug. We must complete extensive preclinical and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals. To gain approval to market a product candidate, we must provide the FDA and foreign regulatory authorities with non-

clinical, clinical and chemistry, manufacturing, and controls (CMC) data that adequately demonstrates the safety and efficacy of the product for the intended indication(s) applied for in the new drug application (NDA) or other respective regulatory filing. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical, non-clinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available.

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

Because we conduct clinical trials with human patients, we face the risk that the use of our product candidates may result in adverse side effects to patients in our clinical trials. We face even greater risks upon any commercialization of our product candidates. Although we have product liability insurance, which covers our clinical trials for up to $10.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We will need to increase our insurance coverage if and when we receive marketing approval for and begin selling oral sulopenem, sulopenem or any other product candidate. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, if at all.

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

We have sought to protect our proprietary position by in-licensing patents in the United States and abroad related to oral sulopenem. The patent prosecution process is expensive and time-consuming, and we and our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, although we control prosecution of the patents we have licensed from Pfizer related to our sulopenem program, we may not always have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce or defend the patents, covering technology that we may license from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained, enforced or defended in a manner consistent with the best interests of our business. The patent applications that we currently own or may own in the future or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other countries. Patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, a patent issues from such applications, and then only to the extent the issued claims cover the technology.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and any current or future patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets.

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

We are currently evaluating our commercialization strategy in the United States and other territories. We believe that in addition to the United States, Europe represents a significant market opportunity because of rising rates of extended spectrum ß-lactamases (ESBL) resistance. On June 23, 2016, the electorate in the United Kingdom (UK) voted in favor of leaving the European Union (EU), commonly referred to as Brexit. On March 29, 2017, the country formally notified the EU of its intention to withdraw from the EU pursuant to Article 50 of the Lisbon Treaty, commencing a period of two years, for the UK and other EU member states to negotiate the terms of the withdrawal. The EU subsequently extended the withdrawal date to October 31, 2019 although the UK could leave sooner depending on political developments. There has been limited progress so far in the negotiations and continued uncertainty in the UK government which increases the possibility of the UK exiting the EU on or before October 31, 2019 without a formal withdrawal agreement in place and of significant market and economic disruption as a result. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Since a significant proportion of the regulatory framework in the UK is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the UK or the EU. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidates, which could significantly and materially harm our business.

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

In addition, the Centers for Medicare & Medicaid Services, or CMS, has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while adding a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has represented to the US Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling.  To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA.   Oral argument on this case is set for July 2019.  It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

For example, the EU General Data Protection Regulation, or GDPR, became enforceable on May 25, 2018 replacing the EU Data Protection Directive.  In addition to imposing strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting (as previously applied under the EU Data Protection Directive), the GDPR introduced new data protection requirements in the EU including expanded disclosures on how personal data is to be used, mandatory data breach notifications, and substantial fines for breaches of the GDPR.  It also increased our responsibility and liability in relation to personal data that we process and requires us to put in place additional mechanisms to ensure compliance with the GDPR.    This could affect our ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, or result in increased costs to ensure compliance.

The GDPR, while directly effective in EU members state, does permit EU member states to introduce their own local laws to give further effect to the GDPR locally and permits local derogations to certain provisions, adding to the complexity of processing personal data in the EU.

We have policies and practices that we believe make us compliant with applicable privacy regulations and are continuously updating these to ensure compliance with the new GDPR and associated guidance on implementation and compliance practices. Nevertheless, any failure to comply with the rules arising from the GDPR and national laws of EU member states, as well as privacy laws in other countries in which we operate, could lead to government enforcement actions and significant sanctions or penalties against us, adversely impact our results of operations and subject us to negative publicity.

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

Based on our gross income and average value of our gross assets, we do not believe we (or our wholly-owned, non-U.S. subsidiary) were a passive foreign investment company (PFIC) for the tax year ended December 31, 2018. We do not expect to be a PFIC for our current taxable year or in the future; however, our status, and the status of our non-U.S. subsidiary, in any taxable year will depend on our assets and activities in each year. As this is a factual determination made annually after the end of each taxable year, there can be no assurances as to our PFIC status for the current taxable year or any future taxable year.

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

Since our IPO in May 2018, the trading price of our ordinary shares has fluctuated between a low of $4.70 and a high of $13.00 per share. The trading price of our ordinary shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section of this document and others, such as:

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

Based on shares outstanding as of April 30, 2019, our executive officers, directors, holders of 5% or more of our ordinary shares and their respective affiliates beneficially own in the aggregate approximately 68.6% of our outstanding ordinary shares. As a result of their share ownership, these holders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring shareholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that our shareholders may feel are in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering

On May 30, 2018, we completed the initial public offering of our ordinary shares pursuant to which we issued and sold 6,150,000 ordinary shares at a price to the public of $13.00 per share. In addition, on June 26, 2018, we issued and sold an additional 200,000 ordinary shares at the initial public offering price of $13.00 per share as a result of the partial exercise by the underwriters of their option to purchase additional ordinary shares.

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

As of March 31, 2019 we had used approximately $73.8 million from our IPO proceeds, including clinical milestone payments of $15 million to Pfizer pursuant to the exclusive license agreement we have entered into with Pfizer, which were paid in 2018. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 25, 2018.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q;

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

Company Name

Date: May 14, 2019	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: May 14, 2019	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer (Principal Financial Officer)