Form 10-Q
period 2019-06-30
Iterum Therapeutics plc
filed 2019-08-14
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 14,424,424 ordinary shares, $0.01 par value per share, outstanding.

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

•our sales, marketing and distribution capabilities and strategy;

•	market acceptance of any product we successfully commercialize;
•	the pricing, coverage and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business and product candidates;
•

the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and our ability to defend and enforce any such intellectual property rights;

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$51,241	$44,551
Short-term investments	—	40,000
Prepaid expenses and other current assets	7,953	8,390
Current portion of restricted cash	30	30
Total current assets	59,224	92,971
Property and equipment, net	648	700
Restricted cash, less current portion	60	90
Other assets	11,361	4,110
Total assets	$71,293	$97,871
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,160	$4,041
Accrued expenses	13,956	7,046
Current portion of long-term debt	3,496	1,019
Income taxes payable	160	113
Other current liabilities	481	—
Total current liabilities	28,253	12,219
Long-term debt, less current portion	10,771	13,079
Other liabilities	7,693	951
Total liabilities	$46,717	$26,249
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, $0.01 par value per share: 50,000,000 shares authorized at June 30, 2019 and December 31, 2018; 14,407,202 shares issued at June 30, 2019; 14,352,046 shares issued at December 31, 2018	144	144
Additional paid-in capital	204,443	203,271
Accumulated deficit	(180,011)	(131,793)
Total shareholders' equity	24,576	71,622
Total liabilities and shareholders’ equity	$71,293	$97,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$—	$185	$37	$376
Operating expenses:
Research and development	$(24,439)	$(13,725)	$(41,826)	$(24,604)
General and administrative	(2,939)	(1,886)	(6,055)	(3,401)
Total operating expenses	(27,378)	(15,611)	(47,881)	(28,005)
Operating loss	(27,378)	(15,426)	(47,844)	(27,629)
Interest (expense) / income, net	(135)	(76)	(239)	9
Other income / (expense), net	32	(177)	156	(116)
Total other expense	(103)	(253)	(83)	(107)
Loss before income taxes	(27,481)	(15,679)	(47,927)	(27,736)
Income tax expense	(157)	(68)	(291)	(157)
Net loss and comprehensive loss	(27,638)	(15,747)	(48,218)	(27,893)
Net loss attributable to ordinary shareholders	$(27,638)	$(15,747)	$(48,218)	$(27,893)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(1.93)	$(2.22)	$(3.37)	$(6.72)
Weighted average ordinary shares outstanding – basic and diluted	14,340,231	7,085,655	14,316,497	4,148,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(48,218)	$(27,893)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	74	64
Share-based compensation expense	1,113	404
Gain on short-term investments	(100)	—
Non-cash gain on short-term investments	—	(62)
Interest on short-term investments	(74)	(71)
Amortization of debt discount and deferred financing costs	170	138
Other	58	245
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	511	(1,563)
Other assets	(82)	(1,065)
Accounts payable	6,118	5,014
Accrued expenses	6,923	94
Income taxes	47	60
Other liabilities	—	65
Net cash used in operating activities	(33,460)	(24,570)
Cash flows from investing activities:
Purchases of property and equipment	(22)	(53)
Purchases of short-term investments	—	(53,727)
Proceeds from sale of short-term investments	40,100	34,150
Net cash provided by / (used in) investing activities	40,078	(19,630)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	—	14,507
Proceeds from issuance of Series B convertible preferred shares, net of issuance costs	—	32,173
Proceeds from issuance of ordinary shares, net of issuance costs	—	74,155
Proceeds from exercise of share options	60	—
Net cash provided by financing activities	60	120,835
Effect of exchange rates on cash and cash equivalents	(18)	(99)
Net increase in cash, cash equivalents and restricted cash	6,660	76,536
Cash, cash equivalents and restricted cash, at beginning of period	44,671	8,485
Cash, cash equivalents and restricted cash, at end of period	$51,331	$85,021
Supplemental Disclosure of Cash Flow Information:
Income tax paid - US	244	96
Interest paid	710	126

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation

Iterum Therapeutics plc (the “Company”) was incorporated under the laws of the state of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. The Company maintains its registered office at Block 2 Floor 3, Harcourt Centre, Harcourt Street, Dublin 2, Ireland. The Company commenced operations in November 2015. The Company licensed global rights to its novel anti-infective compound, sulopenem, from Pfizer Inc. (Pfizer). The Company is a clinical-stage pharmaceutical company focused on developing next generation antibiotics (oral and IV) to treat infections caused by multi-drug resistant pathogens in both community and hospital settings.

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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date of issue of these quarterly condensed consolidated financial statements.

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, debt raised under its financing arrangement with SVB and payments received under the funding arrangement under the CARB-X program. The Company has incurred operating losses since inception, including net losses of $48,218 and $27,893 for the six months ended June 30, 2019 and 2018, respectively, and a net loss of $77,056 for the year ended December 31, 2018. The Company had an accumulated deficit of $180,011 as of June 30, 2019 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements and its ability to access debt potentially available under its financing arrangement with SVB.

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

The Company’s ability to draw the second $15.0 million term loan under the secured credit facility with SVB is conditional upon satisfaction of either of the following conditions which are referred to as the Second Draw Conditions: (i) the achievement of both non-inferiority and superiority primary endpoints from the Company’s Phase 3 uncomplicated urinary tract infections (uUTI) clinical trial and reporting satisfactory safety data; or (ii) the achievement of non-inferiority primary endpoints from both of the Company’s Phase 3 uUTI and complicated urinary tract infection (cUTI) clinical trials as well as reporting satisfactory safety data, in each case as determined by SVB at its sole discretion. The Company’s option to draw the second term loan will terminate on October 31, 2019. See Note 13 for further information regarding the secured credit facility with SVB.

The Company may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate some or all of its research and development programs or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, and the Company has successfully raised capital in the past, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Based on the Company’s operating losses since inception, the expectation of continued operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations, management have concluded there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2019, and for the six months ended June 30, 2019 and 2018, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2019. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2019, and results of operations for the six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018 have been made. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period; in accordance with Accounting Standard Codification (ASC) 260, Earnings per Share. For the periods presented, the ordinary shares underlying the options, unvested restricted ordinary shares,

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

unvested restricted share units, unvested performance restricted share units and the warrants have been excluded from the calculation because they would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Six Months Ended
	June 30, 2019	June 30, 2018
Options to purchase ordinary shares	1,158,079	696,112
Unvested restricted ordinary shares	34,162	143,076
Unvested restricted share units	31,367	36,924
Unvested performance restricted share units	50,000	—
Warrants	19,890	19,890
Total	1,293,498	896,002

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

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expenses	2019	2018	2019	2018
Ireland	$24,261	$12,811	$41,697	$22,775
U.S.	3,117	2,800	6,184	5,230
Total	$27,378	$15,611	$47,881	$28,005

The distribution of long-lived assets by geographical area was as follows:

Long lived assets	June 30, 2019	December 31, 2018
Ireland	$9,809	$4,565
U.S.	2,200	245
Total	$12,009	$4,810

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

ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset, representing its right to use the underlying asset for the lease term, on the balance sheet. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method with an effective date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of $7.6 million and operating lease liabilities of $7.8 million, however, the adoption of the standard did not have an impact on the Company’s beginning retained earnings, results from operations or cash flows. See Note 7 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

June 30, 2019
Assets	Total	Level 1	Level 2	Level 3
Other asset – advance payment to supplier	$2,833	—	—	2,833
December 31, 2018
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$40,000	40,000	—	—
Other asset – advance payment to supplier	2,649	—	—	2,649
Total	$42,649	40,000	—	2,649

See Note 4 for further details on the short-term investments held. The other asset above relates to advance payments made to a supplier that were recorded at fair value using the discounted cash flow model (DCF), as of June 30, 2019 and December 31, 2018. The fair value measurements of these advance payments were determined based on significant unobservable inputs, including a discount rate of 15% and the expected time to recovery of the payment. Changes to the inputs described above are not expected to have a material impact on the company’s financial position and results of operations in any given period. See Note 12—Payments to Supplier, for further details on these advance payments.

The following table presents information about the Company’s long-term debt which was carried at amortized cost on the condensed consolidated balance sheet as of June 30, 2019, and December 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value.

June 30, 2019		Approximate
Liabilities	Book Value	Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$3,496	$3,496	—	3,496	—
Long-term debt, less current portion	10,771	10,500	—	10,500	—
Total	$14,267	$13,996	—	13,996	—
December 31, 2018
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$1,019	$1,019	—	1,019	—
Long-term debt, less current portion	13,079	13,035	—	13,035	—
Total	$14,098	$14,054	—	14,054	—

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

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

4. Short-term Investments

The Company classifies its short-term investments as available for sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities. Investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. The fair value of short-term investments are represented by Level 1 fair value measurements – quoted prices in active markets for identical assets.

The Company did not hold any short-term investments as of June 30, 2019. The following table represents the Company’s available for sale short-term investments by major security type as of December 31, 2018.

December 31, 2018					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$35,745	272	(9)	36,008	36,008	—
U.S. Treasury and Agency Bonds	3,977	15	—	3,992	3,992	—
Total	$39,722	287	(9)	40,000	40,000	—

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2019	December 31, 2018
Prepaid research and development expenses	$5,143	$5,351
Prepaid insurance	1,130	438
Short-term deposits	780	959
Research and development tax credit receivable	350	404
Value added tax receivable	293	159
Other prepaid assets	160	921
Interest receivable	97	158
Total	$7,953	$8,390

6. Property and Equipment

Property and equipment and related accumulated depreciation are as follows:

	June 30, 2019	December 31, 2018
Leasehold improvements	$592	$592
Furniture and fixtures	120	120
Laboratory equipment	81	81
Computer equipment	130	108
	923	901
Less: accumulated depreciation	(275)	(201)
	$648	$700

Depreciation expense was $74 for the six months ended June 30, 2019 and $136 for the year ended December 31, 2018.

7. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have terms which range from four to 19 years, and generally include one or more options to terminate or renew. The termination options can reduce the lease term for periods ranging from five to 10 years, however the remaining lease terms do not represent these early termination dates as management have concluded that it is reasonably certain that the Company will not exercise these options. The renewal terms can extend the lease term for additional periods ranging from three to five years. These renewal options are represented in the remaining lease term as management have concluded that it is reasonably certain that the Company will

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

exercise the renewal option. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $510 of operating lease costs for right-of-use assets during the six months ended June 30, 2019.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for operating lease liabilities	$243	$433
Right-of-use assets obtained in exchange for new operating lease obligation	—	7,622

June 30, 2019
Weighted-average remaining lease term	13.0 years
Weighted-average discount rate	7.6%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

June 30, 2019
Other assets	$7,387

Other current liabilities	$481
Other liabilities	7,063
Total lease liabilities	$7,544

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2019 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended June 30,
2020	$1,018
2021	1,028
2022	1,034
2023	1,045
2024	1,239
Thereafter	6,034
$11,398
Less imputed interest	(3,854)
Total lease liabilities	$7,544

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

As of December 31, 2018, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended December 31,
2019	$904
2020	1,020
2021	1,030
2022	985
2023	766
Thereafter	2,356
$7,061

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Accrued clinical trial costs	$8,980	$2,849
Accrued manufacturing expenses	2,990	1,439
Accrued payroll and bonus expenses	1,231	1,804
Accrued other expenses	755	954
Total	$13,956	$7,046

9. Shareholders’ Equity

The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity for the six months ended June 30, 2019 and 2018:

Total Shareholders' Equity
Shareholders' equity at January 1, 2019	$71,622
Exercise of share options	59
Share-based compensation expense	1,113
Net loss	(48,218)
Shareholders' equity at June 30, 2019	$24,576

Total Shareholders' Equity
Shareholders' equity at January 1, 2018	$39,494
Issuance of Series B convertible preferred shares	32,159
Issuance of ordinary shares	74,153
Conversion of preferred shares to ordinary shares	74
Share-based compensation expense	404
Issuance of warrants	139
Net loss	(27,893)
Shareholders' equity at June 30, 2018	$118,530

10. Share-Based Compensation

On November 18, 2015, the Company’s Board of Directors adopted and approved the 2015 Equity Incentive Plan (the “2015 Plan”), which authorized the Company to grant up to 223,424 ordinary shares in the form of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units and other share awards. The types of share-based awards, including the rights, amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. The purpose of the 2015 Plan is to provide the Company with the flexibility to issue share-based awards as part of

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

an overall compensation package to attract and retain qualified personnel. On May 18, 2017, the Company amended the 2015 Plan to increase the number of ordinary shares available for issuance under the 2015 Plan by 219,605 shares to 443,029 shares.

On March 14, 2018, the Company’s Board of Directors adopted and approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective upon the execution and delivery of the underwriting agreement related to the Company’s IPO in May 2018. No further grants will be made under the 2015 Plan. The ordinary shares underlying any options that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2015 Plan will not be added back to the ordinary shares available for issuance.

The 2018 Plan, adopted and approved on March 14, 2018, authorized the Company to grant up to 1,018,459 ordinary shares in the form of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units, performance share awards, performance cash awards and other share awards. The types of share-based awards, including the rights, amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. The ordinary shares underlying any options that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the ordinary shares available for issuance under the 2018 Plan.

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

The Company records share-based compensation expense for the restricted ordinary shares based on the grant date fair value. The Company recorded an expense of $167 and $165 for the six months ended June 30, 2019 and 2018, respectively. Total unamortized compensation expense related to restricted ordinary shares was $93 and $428 as of June 30, 2019 and June 30, 2018, respectively, expected to be recognized over a weighted average period of 0.29 years and 1.29 years as of June 30, 2019 and June 30, 2018, respectively.

The following table summarizes restricted ordinary shares activity for the six months ended June 30, 2019:

	Number of	Weighted Average Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2018	86,068	$3.14
Granted	—
Vested	(51,906)	$3.14
Forfeited	—
Unvested at June 30, 2019 (unaudited)	34,162	$3.14

Share Options

The Company awarded 512,178 and 447,984 share options to employees and directors during the six months ended June 30, 2019 and 2018, respectively, under the 2018 Plan. There were 925,549 and 663,916 unvested employee options outstanding as of June 30, 2019 and June 30, 2018, respectively. Total expense recognized related to employee share options was $655 and $189 for the six months ended June 30, 2019 and 2018, respectively. Total unamortized compensation expense related to employee share options was $4,107 and $3,549 as of June 30, 2019 and June 30, 2018, respectively, which is expected to be recognized over a remaining average vesting period of 3.07 years and 3.71 years as of June 30, 2019 and June 30, 2018, respectively.

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

The assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows, presented on a weighted average basis:

	Six Months Ended June 30,
	2019	2018
Volatility	68.9% - 70.2%	60%
Expected term in years	5.5 - 6.25	6.25
Dividend rate	0%	0%
Risk-free interest rate	1.96% - 2.57%	2.16%
Share price	$5.80 - $6.80	$12.20 - $13.00
Fair value of option on grant date	$3.74 - $4.41	$7.03 - $7.49

The following table summarizes the number of options outstanding and the weighted-average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2018	665,219	$9.31	8.93	395
Granted	512,178	5.94
Exercised	(18,232)	3.29
Forfeited	(1,086)	9.44
Options outstanding June 30, 2019	1,158,079	$7.92	9.10	1,245
Exercisable at June 30, 2019 (unaudited)	232,530	$8.66	8.48	372

Restricted share units (RSUs)

The Company granted 31,367 and 36,924 RSUs to directors during the six months ended June 30, 2019 and 2018, respectively.

The table below shows the number of RSUs granted covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2018	36,924	$13.00
Granted	31,367	$7.01
Shares vested	(36,924)	$13.00
Forfeited	—
RSUs outstanding June 30, 2019	31,367	$7.01

The fair value of the RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors. Total expense recognized related to the RSUs was $201 and $50 for the six months ended June 30, 2019 and 2018, respectively. Total unamortized compensation expense related to RSUs was $210 and $431 as of June 30, 2019 and June 30, 2018, respectively, which is expected to be recognized over a remaining average vesting period of 0.96 years and 0.90 years as of June 30, 2019 and June 30, 2018, respectively.

The Company awarded 50,000 RSUs to certain employees during the six months ended June 30, 2019 which are subject to certain performance based vesting conditions (Performance RSUs). No Performance RSUs were awarded or outstanding during the six months ended June 30, 2018.

The table below shows the number of Performance RSUs granted covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the Performance RSUs granted:

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Performance RSUs outstanding December 31, 2018	—
Granted	50,000	$8.21
Shares vested	—
Forfeited	—
Performance RSUs outstanding June 30, 2019	50,000	$8.21

The weighted average grant date fair value of restricted share units with a market condition was determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed ratably over the vesting period. Total expense recognized related to the Performance RSUs was $90 for the six months ended June 30, 2019. Total unamortized compensation expense related to Performance RSUs was $320 as of June 30, 2019, which is expected to be recognized over approximately the next 1.32 years as of June 30, 2019.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Research and development expense	$196	$118	$359	$197
General and administrative expense	377	149	754	207

There was a total of $4,730 and $4,408 unamortized share-based compensation expense for restricted ordinary shares, options, restricted share units and performance restricted share units as of June 30, 2019 and June 30, 2018, respectively, which is expected to be recognized over a remaining average vesting period of 2.83 years and 3.21 years as of June 30, 2019 and June 30, 2018, respectively.

11. Income Taxes

In accordance with the FASB ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended June 30, 2019 and 2018, the Company recorded an income tax expense of $157 and $68, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded an income tax expense of $291 and $157, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of June 30, 2019, and December 31, 2018, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $19,066 and $13,648, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

12. Commitments and Contingencies

License Agreement

On November 18, 2015, the Company entered into a license agreement with Pfizer for the worldwide exclusive rights to research, develop, manufacture and commercialize sulopenem

As part of the license agreement, the Company is obligated to pay Pfizer potential future regulatory milestone payments, as well as sales milestones upon achievement of net sales ranging from $250.0 million to $1.0 billion for each product type. The

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Company is also obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

Payments to Supplier

In June 2016, the Company entered into an agreement with a supplier whereby the Company would pay $2,842 to the supplier to acquire equipment which will be used solely to manufacture product for the Company. In June 2018, the Company entered into a supplemental agreement with this supplier whereby the Company would pay an additional $2,331 under the same terms as the original agreement. These payments will be offset against the price of the product to be supplied under a future supply agreement. $1,478 and $1,604 remained outstanding to the supplier as of June 30, 2019 and December 31, 2018, respectively.

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

13. Debt

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers) entered into a loan and security agreement with SVB pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15 million of the secured credit facility was funded on closing and the other $15 million is available at the Company’s option upon the satisfaction of either of the following conditions which are referred to as the Second Draw Conditions: (i) the achievement of both non-inferiority and superiority primary endpoints from the Company’s Phase 3 uUTI clinical trial and reporting satisfactory safety data; or (ii) the achievement of non-inferiority primary endpoints from both of the Company’s Phase 3 uUTI and cUTI clinical trials as well as reporting satisfactory safety data, in each case as determined by SVB at its sole discretion. The Company’s option to draw the second term loan will terminate upon the earliest to occur of October 31, 2019, the thirtieth day following the occurrence of either of the Second Draw Conditions, or the occurrence of an event of default. A non-utilization fee of 1.50% of the aggregate undrawn principal amount shall apply if the Company satisfies the Second Draw Conditions but chooses not to draw down the second term loan. The principal borrowed under the secured credit facility bears interest at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, which interest is payable monthly in arrears.

The initial draw requires monthly amortization payments commencing on November 1, 2019; which will be extended to April 1, 2020 if the second draw is made. All outstanding principal, plus a 4.2% final interest payment fee, will be due and payable on the earliest to occur of March 1, 2022 (Maturity Date), the acceleration of either term loan or the prepayment of either term loan. The final payment fee of $0.6 million, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense.

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 11%. For the six months

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

ended June 30, 2019, the Company recognized $710 of interest expense related to the loan agreement, including $170 related to the accretion of the debt discounts and deferred financing costs.

Scheduled principal payments on outstanding debt, as of June 30, 2019, are as follows:

Year Ending December 31, (unaudited)
2019 (remaining)	1,034
2020	6,207
2021	6,207
2022	1,552
$15,000

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

Overview

We are a pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have successfully developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to herein as oral sulopenem. We filed a patent application with the United States Patent and Trademark Office on the combination of sulopenem and probenecid in 2019.  If granted, this method of use patent would provide 20 years of intellectual property protection, excluding any additional term for patent term adjustments or extensions. Both sulopenem product candidates have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones. We see two distinct opportunities for our sulopenem program: patients at elevated risk for treatment failure in the community setting suffering from uncomplicated urinary tract infections (uUTI) and hospitalized patients suffering from complicated, antibiotic-resistant infections.

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which includes: a Phase 3 uUTI clinical trial, known as SUlopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We are conducting the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. We expect to complete enrollment and produce topline data in our cIAI and cUTI clinical trials in the fourth quarter of 2019, which, if positive, is expected to provide us with the opportunity to file two NDAs, one for oral sulopenem and one for IV sulopenem, in the first quarter of 2020. We are currently conducting an interim analysis of the blinded enrolled patients in our Phase 3 clinical trial in the uUTI indication following two-thirds enrollment.  The outcome of this analysis will inform the timing of completion of this trial.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of June 30, 2019, we had an accumulated deficit of $180.0 million. We expect to continue to incur significant expenses for the foreseeable future as we advance our sulopenem program through Phase 3 clinical trials, seek regulatory approval and engage in market preparation and pre-commercialization activities. In addition, if we obtain marketing approval for oral sulopenem and sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We are currently evaluating our commercialization strategy in the United States and other territories. We may also incur expenses in connection with the establishment of additional sources for the manufacture of sulopenem tablets and IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result, we will require additional capital to fund our operations, to continue to develop our sulopenem program and to execute our strategy. Until such time as we can obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our sulopenem program, or otherwise change our strategy.

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

As of June 30, 2019, we had cash, cash equivalents and restricted cash of $51.3 million. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash, cash equivalents, short-term investments and borrowings potentially available under our credit facility, will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is issued. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of oral sulopenem or sulopenem in the near future. If our development efforts for our sulopenem program are successful and result in regulatory approval and/or license agreements with third parties, we may generate revenue in the future from product sales. To date, all of our revenue has been derived from our Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, award. We expect that our revenue for the foreseeable future will be derived primarily from payments under government awards that we may enter into in the future. In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The CARB-X award was structured as a cost reimbursement arrangement and was recognized over a period of 20 months from August 2017 to March 2019. No amounts were received under this award during the three months ended June 30, 2019. During the six months ended June 30, 2019, we recognized revenue of $0.0 million under this award.

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

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. If we experience significant delays in enrollment in any of our ongoing or planned clinical trials, or are required to add additional patients to a study to remain consistent with our original trial design assumptions, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. For example, we are currently conducting an interim analysis of the blinded enrolled patients in our Phase 3 clinical trial in the uUTI indication following two-thirds enrollment and depending on the advice of our independent data monitoring committee who are charged with assessing the pooled and blinded early response rate, we may be required to increase patients in this trial to maintain the original degree of statistical power specified in the trial protocol.

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

Other Income (Expense), Net

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our operating losses for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018	Change
Revenue	$—	$185	$(185)
Operating expenses:
Research and development	(24,439)	(13,725)	(10,714)
General and administrative	(2,939)	(1,886)	(1,053)
Total operating expenses	$(27,378)	$(15,611)	$(11,767)
Operating loss	(27,378)	(15,426)	(11,952)

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The funds were receivable as we incurred qualifying expenses over a 20-month period to March 31, 2019. Therefore, no revenue was recognized under this award during the three months ended June 30, 2019. During the three months ended June 30, 2018, we recognized $0.2 million of revenue under this award.

Research and Development Expenses

	Three Months Ended
	June 30,
	2019	2018	Change
CRO and other preclinical and clinical trial related expenses	$18,133	$5,713	$12,420
Chemistry, manufacturing and control (CMC) related expenses	3,135	5,563	(2,428)
Personnel related (including share-based compensation)	2,255	2,124	131
Consulting fees	916	325	591
Total research and development expenses	$24,439	$13,725	$10,714

The increase in CRO and other preclinical and clinical trial related expenses of $12.4 million was primarily due to costs incurred related to our three Phase 3 clinical trials, which initiated in the third quarter of 2018, partially offset by a decrease in preclinical and Phase 1 clinical trial activity. CMC related expenses decreased by $2.4 million primarily as a result of the completion of manufacturing of clinical trial materials for our Phase 3 clinical trials by our primary suppliers. Personnel related costs increased by $0.1 million as a result of an increase in headcount in our CMC, clinical development, regulatory and quality functions. Personnel related costs for the three months ended June 30, 2019 and 2018 included share-based compensation expense of $0.2 million and $0.1 million, respectively. The increase in consulting fees of $0.6 million was primarily due to an increase in consultants used for clinical trial activity.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2019	2018	Change
Personnel related (including share-based compensation)	$1,341	$1,074	$267
Professional and consulting fees	$783	297	486
Facility related and other	$815	515	300
Total general and administrative expenses	$2,939	$1,886	$1,053

Personnel-related costs increased by $0.3 million as a result of an increase in headcount in our general and administrative function. Personnel related costs for the three months ended June 30, 2019 and 2018 included share-based compensation expense of $0.3 million and $0.1 million, respectively. Professional and consulting fees increased by $0.5 million as a result of pre-commercialization activities and increased costs associated with operating as a public company. Facility related and other costs increased by $0.3 million primarily as a result of increased insurance related costs and higher Board compensation.

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes our operating losses for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018	Change
Revenue	$37	$376	$(339)
Operating expenses:
Research and development	(41,826)	(24,604)	(17,222)
General and administrative	(6,055)	(3,401)	(2,654)
Total operating expenses	$(47,881)	$(28,005)	$(19,876)
Operating loss	(47,844)	(27,629)	(20,215)

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The funds were receivable over a 20-month period to March 31, 2019, as we incurred qualifying expenses. During the six months ended June 30, 2019 and 2018, we recognized $0.0 million and $0.4 million of revenue, respectively, under this award.

Research and Development Expenses

	Six Months Ended
	June 30,
	2019	2018	Change
CRO and other preclinical and clinical trial related expenses	$31,320	$7,715	$23,605
Chemistry, manufacturing and control (CMC) related expenses	4,519	12,233	(7,714)
Personnel related (including share-based compensation)	4,506	4,095	411
Consulting fees	1,481	561	920
Total research and development expenses	$41,826	$24,604	$17,222

CRO and other preclinical and clinical trial related expenses increased by $23.6 million primarily due to costs incurred related to our three Phase 3 clinical trials, which initiated in the third quarter of 2018, partially offset by a decrease in preclinical activity. The decrease in CMC related expenses of $7.7 million was primarily as a result of the completion of manufacturing of clinical trial materials for our Phase 3 clinical trials by our primary suppliers. Personnel related costs increased by $0.4 million as a result of an increase in headcount in our CMC, clinical development, regulatory and quality functions. Personnel related costs for the six months ended June 30, 2019 and 2018 included share-based compensation expense of $0.4 million and $0.2 million, respectively. The increase in consulting fees of $0.9 million was primarily due to an increase in consultants used for clinical trial activity.

General and Administrative Expenses

	Six Months Ended
	June 30,
	2019	2018	Change
Personnel related (including share-based compensation)	$2,593	$1,980	$613
Professional and consulting fees	1,885	596	1,289
Facility related and other	1,577	825	752
Total general and administrative expenses	$6,055	$3,401	$2,654

Personnel-related costs increased by $0.6 million as a result of an increase in headcount in our general and administrative function. Personnel related costs for the six months ended June 30, 2019 and 2018 included share-based compensation expense of $0.5 million and $0.2 million, respectively. Professional and consulting fees increased by $1.3 million as a result of pre-commercialization activities and increased costs associated with operating as a public company. Facility related and other costs increased by $0.8 million primarily as a result of increased insurance related costs and higher Board compensation.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, debt raised under our financing arrangement with SVB and payments received under the funding arrangement with CARB-X. Through June 30, 2019, we had received cash proceeds of $195.2 million from sales of our Series A and Series B preferred shares and ordinary shares and $15.0 million from the first drawdown of the Company’s SVB loan. As of June 30, 2019, we had cash, cash equivalents and restricted cash of $51.3 million.

As discussed in the Overview in Management's Discussion and Analysis, we believe there is substantial doubt about our ability to continue as a going concern. Should we be unable to adequately finance our business, our results of operations, liquidity and financial condition would be materially and negatively affected, and we would be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Secured credit facility

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers) entered into a loan and security agreement with SVB pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing and the other $15.0 million is available at our option, upon the satisfaction of either of the following conditions which are referred to as the Second Draw Conditions: (i) the achievement of both non-inferiority and superiority primary endpoints from our Phase 3 uUTI clinical trial and reporting satisfactory safety data; or (ii) the achievement of non-inferiority primary endpoints from both our Phase 3 uUTI and cUTI clinical trials as well as reporting satisfactory safety data, in each case as determined by SVB at its sole discretion. Our option to draw the second term loan will terminate upon the earliest to occur of October 31, 2019, the thirtieth day following the occurrence of either of the Second Draw Conditions, or the occurrence of an event of default. A non-utilization fee of 1.5% of the aggregate undrawn principal amount shall apply if we satisfy the Second Draw Conditions but choose not to draw down the second term loan. The principal borrowed under the secured credit facility bears interest at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate, which interest is payable monthly in arrears.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	(33,460)	(24,570)
Net cash provided by / (used in) investing activities	40,078	(19,630)
Net cash provided by financing activities	60	120,835
Effect of exchange rates on cash and cash equivalents	(18)	(99)
Net increase in cash, cash equivalents and restricted cash	$6,660	$76,536

Operating Activities

During the six months ended June 30, 2019, operating activities used $33.5 million of cash, resulting from our net loss of $48.2 million, partially offset by net cash provided by changes in our operating assets and liabilities of $13.5 million and non-cash charges of $1.2 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of increases in accounts payable and accrued expenses, primarily due to increases in clinical trial expenses, and a decrease in prepaid expenses and other current assets, largely related to the use of advance payments to contract research organizations.

During the six months ended June 30, 2018, operating activities used $24.6 million of cash, resulting from our net loss of $27.9 million partially offset by net cash provided by changes in our operating assets and liabilities of $2.6 million and non-cash charges of $0.7 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of increases in accounts payable primarily due to increases in clinical trial expenses and clinical trial supply costs, partially offset by increases in prepaid expenses and other assets primarily related to advance payments to contract research organizations and contract manufacturing organizations

Investing Activities

During the six months ended June 30, 2019, net cash generated by investing activities of $40.1 million was related to sales of short-term investments. During the six months ended June 30, 2018, net cash used in investing activities of $19.6 million was primarily related to purchases of short-term investments of $53.7 million and purchases of property and equipment of $0.1 million, partially offset by sales of short-term investments of $34.2 million.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $0.1 million and consisted of net cash proceeds from the exercise of share options. During the six months ended June 30, 2018, net cash provided by financing activities was $120.8 million, and consisted of cash proceeds from the issuance of Series B-2 preferred shares in February 2018 (which converted to ordinary shares on the closing of our IPO), of $32.1 million; net cash proceeds from the issuance of ordinary shares in May and June 2018 of $74.2 million associated with the Company’s IPO and net cash proceeds from the SVB loan drawdown of $14.5 million.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we conduct our ongoing and planned clinical trials of oral sulopenem and sulopenem, seek marketing approval for such product candidates if clinical trials are successful, and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials for oral sulopenem and sulopenem, which include our planned Phase 1 clinical trials, which we expect to occur through 2019;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2019, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease commitments (1)	6,688	1,018	2,062	1,646	1,962
Principal loan repayments	15,000	4,138	10,862	—	—
Total	21,688	5,156	12,924	1,646	1,962

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

In June 2016, we entered into an agreement with a supplier whereby we agreed to pay $2.8 million to the supplier to acquire equipment, which will be used solely to manufacture product for us. In June 2018, we entered into a supplemental agreement with this supplier whereby we agreed to pay an additional $2.3 million for additional equipment and dedicated personnel under the same terms of the original agreement. These payments will be offset against the price of the product to be supplied under a future supply agreement. As of June 30, 2019, $1.5 million remained outstanding to the supplier.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2019, we had cash and cash equivalents of $51.2 million. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Due to the short-term nature of our portfolio we do not believe an immediate interest rate increase of 100 basis points would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2019 and December 31, 2018, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the six months ended June 30, 2019 and 2018 or the year ended December 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of June 30, 2019, we had an accumulated deficit of $180.0 million, and cash and cash equivalents of $51.2 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We have financed our operations to date primarily with proceeds from the sale of preferred shares and ordinary shares and through a private placement of our ordinary shares, being the subscription for ordinary shares by our supplier. In April 2018, we entered into a secured credit facility with Silicon Valley Bank (SVB) and made an initial drawdown of $15.0 million. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

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

Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Although we have successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy and we may be unable to continue as a going concern.

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

There are also a number of oral product candidates in clinical development by third parties that are intended to treat UTIs. Some mid- to late-stage product candidates include tebipenem pivoxil from Spero Therapeutics, Inc., delafloxacin from Melinta Therapeutics, Inc., pivmecillinam from Utility Therapeutics Limited, ETX0282CPDP (a novel ß-lactamase inhibitor combined with cefpodoxime proxetil) from Entasis Therapeutics Holdings Inc. and omadacycline from Paratek Pharmaceuticals, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from Allergan plc and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla, Xerava from Tetraphase Pharmaceuticals, Inc. and recently, imipenem-relebactam from Merck & Co. There are also a number of IV-administered product candidates in late-stage clinical development that are intended to treat resistant gram-negative infections, including cefiderocol from Shionogi & Co. Ltd. and Contepo from Nabriva Therapeutics plc (as successor to Zavante Therapeutics, Inc.).

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

Our patent portfolio for sulopenem contains a patent application directed to the use of sulopenem etzadroxil. Any application that we currently own and those we may own in the future or in-license may fail to result in issued patents with claims that cover, or afford meaningful protection for, our current and future product candidates in the United States or in other countries. Patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, a patent issues from such applications, and then only to the extent the issued claims cover the technology.

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

•	we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible our pending patent application, and any future patent applications, will not lead to issued patents or afford meaningful protection for our product candidates;
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

We have registered trademarks for “Iterum” in the United States, European Union, Japan, Switzerland and Canada. If we are unable to secure registrations for our trademarks in other countries, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. We have also not yet registered trademarks for any of our product candidates in any jurisdiction. Any trademark applications we may file or have filed for our product candidates are not guaranteed to be allowed for registration, and even if they are, we may fail to maintain or enforce such registered trademarks. During trademark registration proceedings in the United States and other jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

In addition, any proprietary name we propose to use with oral sulopenem, sulopenem or any other product candidate in the United States must be approved by the FDA, and in Europe by the EMA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA and the EMA each typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or the EMA object to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA and the EMA.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has represented to the US Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling.  To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA. Thereafter, on July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

We are subject to various laws protecting the confidentiality of certain patient health information, and our failure to comply could result in penalties and reputational damage. Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union (EU), including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which took effect across all member states of the European Economic Area (EEA), in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data (including health and other sensitive data), including the following: to provide information to individuals regarding data processing activities; to implement safeguards to protect the security and confidentiality of personal data; to make a mandatory breach notification; and to take certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater. The GDPR also confers a private right of action on data subjects to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data adding to the complexity of processing personal data in the EU.

Given the breadth and depth of changes in data protection obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EU. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities, and could lead to government enforcement actions, private litigation and significant fines and penalties against us, all of which could increase our cost of doing business and have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Our share price has been and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares. The trading price of our ordinary shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our ordinary shares may be influenced by those factors discussed elsewhere in this “Risk Factors” section of this document and others, such as:

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

Based on shares outstanding as of July 31, 2019, our executive officers, directors, holders of 5% or more of our ordinary shares and their respective affiliates beneficially own in the aggregate approximately 68.6% of our outstanding ordinary shares. As a result of their share ownership, these holders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring shareholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that our shareholders may feel are in their best interest.

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

We have incurred and will incur increased costs as a result of operating as a public company, and our management is required to devote substantial time and attention to our public reporting obligations.

As a publicly-traded company, we have incurred and will continue to incur significant additional legal, accounting and other expenses compared to historical levels. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the JOBS Act and the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), and the Nasdaq Global Market, have created uncertainty for public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs substantially and lead to diversion of management time and attention from revenue-generating activities.

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

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

Not applicable.

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

ITERUM THERAPEUTICS PLC

Date: August 14, 2019	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: August 14, 2019	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer