Form 10-Q
period 2019-09-30
Iterum Therapeutics plc
filed 2019-11-12
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 14,868,973 ordinary shares, $0.01 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$28,883	$44,551
Short-term investments	—	40,000
Prepaid expenses and other current assets	7,956	8,390
Current portion of restricted cash	30	30
Total current assets	36,869	92,971
Property and equipment, net	609	700
Restricted cash, less current portion	60	90
Other assets	13,404	4,110
Total assets	$50,942	$97,871
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$14,527	$4,041
Accrued expenses	17,057	7,046
Current portion of long-term debt	4,997	1,019
Income taxes payable	106	113
Other current liabilities	645	—
Total current liabilities	37,332	12,219
Long-term debt, less current portion	9,343	13,079
Other liabilities	7,363	951
Total liabilities	$54,038	$26,249
Commitments and contingencies (Note 12)
Shareholders’ equity (deficit):
Ordinary shares, $0.01 par value per share: 50,000,000 shares authorized at September 30, 2019 and December 31, 2018; 14,868,973 shares issued at September 30, 2019; 14,352,046 shares issued at December 31, 2018	149	144
Additional paid-in capital	208,037	203,271
Accumulated deficit	(211,282)	(131,793)
Total shareholders' equity (deficit)	(3,096)	71,622
Total liabilities and shareholders’ equity (deficit)	$50,942	$97,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$—	$254	$37	$630
Operating expenses:
Research and development	$(28,066)	$(22,583)	$(69,892)	$(47,188)
General and administrative	(2,933)	(2,657)	(8,988)	(6,058)
Total operating expenses	(30,999)	(25,240)	(78,880)	(53,246)
Operating loss	(30,999)	(24,986)	(78,843)	(52,616)
Interest expense, net	(216)	(138)	(455)	(100)
Other income, net	48	328	204	183
Total other (expense) / income	(168)	190	(251)	83
Loss before income taxes	(31,167)	(24,796)	(79,094)	(52,533)
Income tax expense	(104)	(109)	(395)	(266)
Net loss and comprehensive loss	(31,271)	(24,905)	(79,489)	(52,799)
Net loss attributable to ordinary shareholders	$(31,271)	$(24,905)	$(79,489)	$(52,799)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(2.15)	$(1.77)	$(5.52)	$(7.42)
Weighted average ordinary shares outstanding – basic and diluted	14,571,278	14,034,631	14,412,755	7,115,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(79,489)	$(52,799)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	113	99
Share-based compensation expense	1,674	878
Gain on short-term investments	(125)	(128)
Non-cash gain on short-term investments	—	(315)
Interest on short-term investments	(44)	(34)
Amortization of debt discount and deferred financing costs	243	174
Other	25	304
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,758	165
Other assets	(1,036)	(1,406)
Accounts payable	10,487	(449)
Accrued expenses	8,030	1,349
Income taxes	(7)	(18)
Other liabilities	(498)	115
Net cash used in operating activities	(58,869)	(52,065)
Cash flows from investing activities:
Purchases of property and equipment	(22)	(69)
Purchases of short-term investments	—	(88,735)
Proceeds from sale of short-term investments	40,125	51,400
Net cash provided by / (used in) investing activities	40,103	(37,404)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	—	14,507
Proceeds from issuance of Series B convertible preferred shares, net of issuance costs	—	32,173
Proceeds from issuance of ordinary shares, net of issuance costs	3,037	74,155
Proceeds from exercise of share options	60	—
Net cash provided by financing activities	3,097	120,835
Effect of exchange rates on cash and cash equivalents	(29)	(133)
Net increase in cash, cash equivalents and restricted cash	(15,698)	31,233
Cash, cash equivalents and restricted cash, at beginning of period	44,671	8,485
Cash, cash equivalents and restricted cash, at end of period	$28,973	$39,718
Supplemental Disclosure of Cash Flow Information:
Income tax paid - US	402	284
Interest paid	1,067	465

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

On July 5, 2019, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-232569) with the SEC, which was declared effective on July 16, 2019, and pursuant to which it registered for sale up to $150.0 million of any combination of its ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that the Company may determine.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, debt raised under its financing arrangement with SVB and payments received under the CARB-X program. The Company has incurred operating losses since inception, including net losses of $79,489 and $52,799 for the nine months ended September 30, 2019 and 2018, respectively, and a net loss of $77,056 for the year ended December 31, 2018. The Company had an accumulated deficit of

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

$211,282 as of September 30, 2019 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2019, and for the nine months ended September 30, 2019 and 2018, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2019. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2019, and results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018 have been made. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period; in accordance with Accounting Standard Codification (ASC) 260, Earnings per Share. For the periods presented, the ordinary shares underlying the options, unvested restricted ordinary shares, unvested restricted share units, unvested performance restricted share units and the warrants have been excluded from the calculation because they would be anti-dilutive.

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Options to purchase ordinary shares	1,150,439	698,114
Unvested restricted ordinary shares	8,542	107,165
Unvested restricted share units	31,367	36,924
Unvested performance restricted share units	50,000	—
Warrants	19,890	19,890
Total	1,260,238	862,093

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

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expenses	2019	2018	2019	2018
Ireland	$28,309	$22,444	$70,006	$45,219
U.S.	2,690	2,796	8,874	8,027
Total	$30,999	$25,240	$78,880	$53,246

The distribution of long-lived assets by geographical area was as follows:

Long lived assets	September 30, 2019	December 31, 2018
Ireland	$10,912	$4,565
U.S.	3,101	245
Total	$14,013	$4,810

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

September 30, 2019
Assets	Total	Level 1	Level 2	Level 3
Other asset – advance payment to supplier	$3,705	—	—	3,705
December 31, 2018
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$40,000	40,000	—	—
Other asset – advance payment to supplier	2,649	—	—	2,649
Total	$42,649	40,000	—	2,649

See Note 4 for further details on the short-term investments held. The other asset above relates to advance payments made to a supplier that were recorded at fair value using the discounted cash flow model (DCF), as of September 30, 2019 and December 31, 2018. The fair value measurements of these advance payments were determined based on significant unobservable inputs, including a discount rate of 15% and the expected time to recovery of the payment. Changes to the inputs described above are not expected to have a material impact on the company’s financial position and results of operations in any given period. See Note 12—Payments to Supplier, for further details on these advance payments.

The following table presents information about the Company’s long-term debt which was carried at amortized cost on the condensed consolidated balance sheet as of September 30, 2019, and December 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value.

September 30, 2019		Approximate
Liabilities	Book Value	Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$4,997	$4,997	—	4,997	—
Long-term debt, less current portion	9,343	8,469	—	8,469	—
Total	$14,340	$13,466	—	13,466	—
December 31, 2018
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$1,019	$1,019	—	1,019	—
Long-term debt, less current portion	13,079	13,035	—	13,035	—
Total	$14,098	$14,054	—	14,054	—

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

The Company did not hold any short-term investments as of September 30, 2019. The following table represents the Company’s available for sale short-term investments by major security type as of December 31, 2018.

December 31, 2018					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$35,745	272	(9)	36,008	36,008	—
U.S. Treasury and Agency Bonds	3,977	15	—	3,992	3,992	—
Total	$39,722	287	(9)	40,000	40,000	—

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2019	December 31, 2018
Prepaid research and development expenses	$4,175	$5,351
Research and development tax credit receivable	1,705	404
Short-term deposits	1,023	959
Prepaid insurance	783	438
Value added tax receivable	126	159
Other prepaid assets	97	921
Interest receivable	47	158
Total	$7,956	$8,390

6. Property and Equipment

Property and equipment and related accumulated depreciation are as follows:

	September 30, 2019	December 31, 2018
Leasehold improvements	$592	$592
Furniture and fixtures	120	120
Laboratory equipment	81	81
Computer equipment	130	108
	923	901
Less: accumulated depreciation	(314)	(201)
	$609	$700

Depreciation expense was $113 for the nine months ended September 30, 2019 and $136 for the year ended December 31, 2018.

7. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have terms which range from four to 19 years, and generally include one or more options to terminate or renew. The termination options can reduce the lease term for periods ranging from five to 10 years, however the remaining lease terms do not represent these early termination dates as management have concluded that it is reasonably certain that the Company will not exercise these options. The renewal terms can extend the lease term for additional periods ranging from three to five years. These renewal

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

options are represented in the remaining lease term as management have concluded that it is reasonably certain that the Company will exercise the renewal option. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $760 of operating lease costs for right-of-use assets during the nine months ended September 30, 2019.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for operating lease liabilities	$65	$498
Right-of-use assets obtained in exchange for new operating lease obligation	—	7,622

September 30, 2019
Weighted-average remaining lease term	12.7 years
Weighted-average discount rate	7.6%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

September 30, 2019
Other assets	$7,267

Other current liabilities	$645
Other liabilities	6,734
Total lease liabilities	$7,379

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2019 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended September 30,
2020	$1,158
2021	1,003
2022	1,011
2023	1,019
2024	1,023
Thereafter	5,766
$10,980
Less imputed interest	(3,601)
Total lease liabilities	$7,379

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

As of December 31, 2018, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended December 31,
2019	$904
2020	1,020
2021	1,030
2022	985
2023	766
Thereafter	2,356
$7,061

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Accrued clinical trial costs	$11,502	$2,849
Accrued manufacturing expenses	1,050	1,439
Accrued payroll and bonus expenses	1,646	1,804
Accrued other expenses	2,859	954
Total	$17,057	$7,046

9. Shareholders’ Equity (Deficit)

The following tables present a reconciliation of our beginning and ending balances in shareholders’ equity (deficit) for the nine months ended September 30, 2019 and 2018:

Total Shareholders' Equity
Shareholders' equity at January 1, 2019	$71,622
Issuance of ordinary shares	3,037
Exercise of share options	60
Share-based compensation expense	1,674
Net loss	(79,489)
Shareholders' equity (deficit) at September 30, 2019	$(3,096)

Total Shareholders' Equity
Shareholders' equity at January 1, 2018	$39,494
Issuance of Series B convertible preferred shares	32,159
Issuance of ordinary shares	74,153
Conversion of preferred shares to ordinary shares	74
Share-based compensation expense	878
Issuance of warrants	139
Net loss	(52,799)
Shareholders' equity at September 30, 2018	$94,098

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

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

On July 15, 2019, ITP elected that the supplier subscribe for 17,222 ordinary shares for an aggregate subscription price of $0.11 million (the “July Subscription Monies”) upon receipt by ITIL of valid invoices up to that amount from the supplier.  On that date, ITP, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $0.11 million (€0.10 million) to ITP in satisfaction of the supplier’s obligation to pay the Subscription Monies to ITP and ITIL’s obligation to pay the invoiced amount to the supplier.

On August 17, 2019, ITP elected that the supplier subscribe for 245,493 ordinary shares for an aggregate subscription price of $1.67 million (the “August Subscription Monies”) upon receipt by ITIL of valid invoices up to that amount from the supplier.  On that date, ITP, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.67 million (€1.50 million) to ITP in satisfaction of the supplier’s obligation to pay the Subscription Monies to ITP and ITIL’s obligation to pay the invoiced amount to the supplier.

On September 30, 2019, ITP elected that the supplier subscribe for 199,056 ordinary shares for an aggregate subscription price of $1.26 million (the “September Subscription Monies”) upon receipt by ITIL of valid invoices up to that amount from the supplier.  On that date, ITP, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.26 million (€1.15 million) to ITP in satisfaction of the supplier’s obligation to pay the Subscription Monies to ITP and ITIL’s obligation to pay the invoiced amount to the supplier.

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

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

The Company records share-based compensation expense for the restricted ordinary shares based on the grant date fair value. The Company recorded an expense of $247 and $249 for the nine months ended September 30, 2019 and 2018, respectively. Total unamortized compensation expense related to restricted ordinary shares was $13 and $344 as of September 30, 2019 and September 30, 2018, respectively, expected to be recognized over a weighted average period of 0.04 years and 1.04 years as of September 30, 2019 and September 30, 2018, respectively.

The following table summarizes restricted ordinary shares activity for the nine months ended September 30, 2019:

	Number of	Weighted Average Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2018	86,068	$3.14
Granted	—
Vested	(77,526)	$3.14
Forfeited	—
Unvested at September 30, 2019 (unaudited)	8,542	$3.14

Share Options

The Company awarded 512,178 and 447,984 share options to employees and directors during the nine months ended September 30, 2019 and 2018, respectively, under the 2018 Plan. There were 880,529 and 663,916 unvested employee options outstanding as of September 30, 2019 and September 30, 2018, respectively. Total expense recognized related to employee share options was $1,019 and $459 for the nine months ended September 30, 2019 and 2018, respectively. Total unamortized compensation expense related to employee share options was $3,711 and $3,320 as of September 30, 2019 and September 30, 2018, respectively, which is expected to be recognized over a remaining average vesting period of 2.84 years and 3.53 years as of September 30, 2019 and September 30, 2018, respectively.

The assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows, presented on a weighted average basis:

	Nine Months Ended September 30,
	2019	2018
Volatility	68.9% - 70.2%	60%
Expected term in years	5.5 - 6.25	6.25
Dividend rate	0%	0%
Risk-free interest rate	1.96% - 2.57%	2.16 - 2.63%
Share price	$5.80 - $6.80	$9.06 - $13.00
Fair value of option on grant date	$3.74 - $4.41	$5.28 - $7.49

The following table summarizes the number of options outstanding and the weighted-average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2018	665,219	$9.31	8.93	395
Granted	512,178	5.94
Exercised	(18,232)	3.29
Forfeited	(8,726)	7.43
Options outstanding September 30, 2019	1,150,439	$7.92	8.84	526
Exercisable at September 30, 2019 (unaudited)	269,910	$8.77	8.22	290

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Restricted share units (RSUs)

The Company granted 31,367 and 36,924 RSUs to directors during the nine months ended September 30, 2019 and 2018, respectively.

The table below shows the number of RSUs granted covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2018	36,924	$13.00
Granted	31,367	$7.01
Shares vested	(36,924)	$13.00
Forfeited	—
RSUs outstanding September 30, 2019	31,367	$7.01

The fair value of the RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors. Total expense recognized related to the RSUs was $257 and $170 for the nine months ended September 30, 2019 and 2018, respectively. Total unamortized compensation expense related to RSUs was $154 and $311 as of September 30, 2019 and September 30, 2018, respectively, which is expected to be recognized over a remaining average vesting period of 0.70 years and 0.65 years as of September 30, 2019 and September 30, 2018, respectively.

The Company awarded 50,000 RSUs to certain employees during the nine months ended September 30, 2019 which are subject to certain performance based vesting conditions (Performance RSUs). No Performance RSUs were awarded or outstanding during the nine months ended September 30, 2018.

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

The weighted average grant date fair value of Performance RSUs with a market condition was determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed ratably over the vesting period. Total expense recognized related to the Performance RSUs was $151 for the nine months ended September 30, 2019. Total unamortized compensation expense related to Performance RSUs was $259 as of September 30, 2019, which is expected to be recognized over approximately the next 1.06 years as of September 30, 2019.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Research and development expense	$189	$83	$548	$280
General and administrative expense	372	391	1,126	598

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

There was a total of $4,137 and $3,975 unamortized share-based compensation expense for restricted ordinary shares, options, restricted share units and Performance RSUs as of September 30, 2019 and September 30, 2018, respectively, which is expected to be recognized over a remaining average vesting period of 2.66 years and 3.09 years as of September 30, 2019 and September 30, 2018, respectively.

11. Income Taxes

In accordance with the FASB ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended September 30, 2019 and 2018, the Company recorded an income tax expense of $104 and $109, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded an income tax expense of $395 and $266, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of September 30, 2019, and December 31, 2018, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $23,265 and $13,648, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

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

Payments to Supplier

In June 2016, the Company entered into an agreement with a supplier whereby the Company would pay $2,727 (€2,500) to the supplier to acquire equipment which will be used solely to manufacture product for the Company. In June 2018, the Company entered into a supplemental agreement with this supplier whereby the Company would pay an additional $2,236 (€2,050) under the same terms as the original agreement. These payments will be offset against the price of the product to be supplied under a future supply agreement. $164 and $1,604 remained outstanding to the supplier as of September 30, 2019 and December 31, 2018, respectively.

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

ITERUM THERAPEUTICS PLC

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

13. Debt

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers) entered into a loan and security agreement with SVB pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15 million of the secured credit facility was funded on closing and the other $15 million was available at the Company’s option upon the satisfaction of either of the following conditions which are referred to as the Second Draw Conditions: (i) the achievement of both non-inferiority and superiority primary endpoints from the Company’s Phase 3 uUTI clinical trial and reporting satisfactory safety data; or (ii) the achievement of non-inferiority primary endpoints from both of the Company’s Phase 3 uUTI and cUTI clinical trials as well as reporting satisfactory safety data, in each case as determined by SVB at its sole discretion. The Company’s option to draw the second term loan will terminate upon the earliest to occur of October 31, 2019, the thirtieth day following the occurrence of either of the Second Draw Conditions, or the occurrence of an event of default. A non-utilization fee of 1.50% of the aggregate undrawn principal amount shall apply if the Company satisfies the Second Draw Conditions but chooses not to draw down the second term loan. The Company did not satisfy the Second Draw Conditions before the termination deadline of October 31, 2019. The principal borrowed under the secured credit facility bears interest at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, which interest is payable monthly in arrears.

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 11%. For the nine months ended September 30, 2019, the Company recognized $1,310 of interest expense related to the loan agreement, including $243 related to the accretion of the debt discounts and deferred financing costs.

Scheduled principal payments on outstanding debt, as of September 30, 2019, are as follows:

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

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which includes: a Phase 3 uUTI clinical trial, known as SUlopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We are conducting the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. We have completed enrollment in our cIAI clinical trial, enrolling 674 patients, and expect topline data in the fourth quarter of 2019. The interim analysis of patients in our Phase 3 clinical trial in the cUTI indication supported the enrollment of 225 additional patients in order to improve the statistical power of the trial, as specified in the trial protocol. We expect to complete enrollment in the fourth quarter of 2019 and produce topline data in early 2020. If these studies are positive, we have an opportunity to file two NDAs, one for oral sulopenem and one for IV sulopenem, in the first quarter of 2020. We also completed the interim analysis as specified in the uUTI protocol and will enroll an additional 400 patients in this study in order to improve the statistical power of the trial, as specified in the trial protocol. We expect to complete enrollment around the end of the year and produce topline data in the first quarter of 2020, allowing for a filing in 2020.

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

On July 5, 2019, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-232569) with the SEC, which was declared effective on July 16, 2019, and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of September 30, 2019, we had an accumulated deficit of $211.3 million. We expect to continue to incur significant expenses for the foreseeable future as we advance our sulopenem program through Phase 3 clinical trials, seek regulatory approval and engage in market preparation and pre-commercialization activities. In addition, if we obtain marketing approval for oral sulopenem and sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We are currently evaluating our commercialization strategy in the United States and other territories. We may also incur expenses in connection with the establishment of additional sources for the manufacture of sulopenem tablets and IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of September 30, 2019, we had cash, cash equivalents and restricted cash of $29.0 million. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is issued. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of oral sulopenem or sulopenem in the near future. If our development efforts for our sulopenem program are successful and result in regulatory approval and/or license agreements with third parties, we may generate revenue in the future from product sales. To date, all of our revenue has been derived from our Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, award. We expect that our revenue for the foreseeable future will be derived primarily from payments under government awards that we may enter into in the future. In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The CARB-X award was structured as a cost reimbursement arrangement and was recognized over a period of 20 months from August 2017 to March 2019. No amounts were received under this award during the three months ended September 30, 2019. During the nine months ended September 30, 2019, we recognized revenue of $0.0 million under this award.

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

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. If we experience significant delays in enrollment in any of our ongoing or planned clinical trials, or are required to add additional patients to a study to remain consistent with our original trial design assumptions, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. For example, we added 225 patients to the cUTI trial and 400 patients to the uUTI trial in order to improve the statistical power of the trial, as specified in the trial protocol, both of which should complete enrollment within or near the end of the fourth quarter of 2019.

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

Interest Expense, Net

Interest expense, net consists of interest paid and amortization of debt costs on our loan from Silicon Valley Bank (SVB), partially offset by interest earned on our cash and cash equivalents, which are generally invested in money market accounts, as well as interest earned on our investments in marketable securities.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 25, 2019, involve the most judgment and complexity. Accordingly, we believe the policies set forth in such Annual Report on Form 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 25, 2019, other than the adoption of accounting pronouncements as described in Note 2 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our operating losses for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	Change
Revenue	$—	$254	$(254)
Operating expenses:
Research and development	(28,066)	(22,583)	(5,483)
General and administrative	(2,933)	(2,657)	(276)
Total operating expenses	$(30,999)	$(25,240)	$(5,759)
Operating loss	(30,999)	(24,986)	(6,013)

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The funds were receivable as we incurred qualifying expenses over a 20-month period to March 31, 2019. Therefore, no revenue was recognized under this award during the three months ended September 30, 2019. During the three months ended September 30, 2018, we recognized $0.3 million of revenue under this award.

Research and Development Expenses

	Three Months Ended
	September 30,
	2019	2018	Change
CRO and other preclinical, clinical trial and milestone related expenses	$24,401	$17,062	$7,339
Chemistry, manufacturing and control (CMC) related expenses	1,128	3,059	(1,931)
Personnel related (including share-based compensation)	1,646	2,119	(473)
Consulting fees	891	343	548
Total research and development expenses	$28,066	$22,583	$5,483

The increase in CRO and other preclinical, clinical trial and milestone related expenses of $7.3 million was primarily due to costs incurred related to our three Phase 3 clinical trials, which initiated in the third quarter of 2018, partially offset by the $7.5 million milestone payment made to Pfizer in the third quarter of 2018 upon first patient dosing in the SURE 1 clinical trial. CMC related expenses decreased by $1.9 million primarily as a result of the completion of manufacturing of clinical trial materials for our Phase 3 clinical trials by our primary suppliers. Personnel related costs decreased by $0.5 million as a result of the recognition of US and Irish research and development tax credits in the period of $0.7 million, partially offset by an increase in headcount in our CMC, clinical, regulatory and quality functions. Personnel related costs for the three months ended September 30, 2019 and 2018 included share-based compensation expense of $0.2 million and $0.1 million, respectively. The increase in consulting fees of $0.5 million was primarily due to an increase in consultants used for clinical trial activity.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2019	2018	Change
Personnel related (including share-based compensation)	$1,372	$1,184	$188
Professional and consulting fees	$693	783	(90)
Facility related and other	$868	690	178
Total general and administrative expenses	$2,933	$2,657	$276

Personnel-related costs increased by $0.2 million as a result of an increase in headcount in our general and administrative function. Personnel related costs for the three months ended September 30, 2019 and 2018 included share-based compensation expense of $0.3 million and $0.4 million, respectively. Professional and consulting fees decreased by $0.1 million as a result of a decrease in consultants used for pre-commercialization activities offset by increased costs associated with operating as a public company. Facility related and other costs increased by $0.2 million primarily as a result of increased insurance related costs.

Comparison of the nine months ended September 30, 2019 and 2018

The following table summarizes our operating losses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018	Change
Revenue	$37	$630	$(593)
Operating expenses:
Research and development	(69,892)	(47,188)	(22,704)
General and administrative	(8,988)	(6,058)	(2,930)
Total operating expenses	$(78,880)	$(53,246)	$(25,634)
Operating loss	(78,843)	(52,616)	(26,227)

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The funds were receivable over a 20-month period to March 31, 2019, as we incurred qualifying expenses. During the nine months ended September 30, 2019 and 2018, we recognized $0.0 million and $0.6 million of revenue, respectively, under this award.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2019	2018	Change
CRO and other preclinical, clinical trial and milestone related expenses	$55,721	$24,777	$30,944
Chemistry, manufacturing and control (CMC) related expenses	5,647	15,293	(9,646)
Personnel related (including share-based compensation)	6,152	6,214	(62)
Consulting fees	2,372	904	1,468
Total research and development expenses	$69,892	$47,188	$22,704

CRO and other preclinical, clinical trial and milestone related expenses increased by $30.9 million primarily due to costs incurred related to our three Phase 3 clinical trials, which initiated in the third quarter of 2018, partially offset by the $7.5 million milestone payment made to Pfizer in the third quarter of 2018 upon first patient dosing in the SURE 1 clinical trial and a decrease in preclinical and Phase 4 clinical  trial activity. The decrease in CMC related expenses of $9.6 million was primarily as a result of the completion of manufacturing of clinical trial materials for our Phase 3 clinical trials by our primary suppliers. Personnel related costs decreased by $0.0 million as a result of the recognition of U.S. and Irish research and development tax credits in the period of $0.7 million, partially offset by an increase in headcount in our CMC, clinical, regulatory and quality functions. Personnel related costs for the nine months ended September 30, 2019 and 2018 included share-based compensation expense of $0.5 million and $0.3 million, respectively. The increase in consulting fees of $1.5 million was primarily due to an increase in consultants used for clinical trial activity.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2019	2018	Change
Personnel related (including share-based compensation)	$3,965	$3,003	$962
Professional and consulting fees	2,578	1,379	1,199
Facility related and other	2,445	1,676	769
Total general and administrative expenses	$8,988	$6,058	$2,930

Personnel-related costs increased by $1.0 million as a result of an increase in headcount in our general and administrative function. Personnel related costs for the nine months ended September 30, 2019 and 2018 included share-based compensation expense of $0.5 million and $0.6 million, respectively. Professional and consulting fees increased by $1.2 million as a result of pre-commercialization activities and increased costs associated with operating as a public company. Facility related and other costs increased by $0.8 million primarily as a result of increased insurance related costs and higher Board compensation.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, debt raised under our financing arrangement with SVB and payments received under the funding arrangement with CARB-X. Through September 30, 2019, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares and $15.0 million from the first drawdown of the Company’s SVB loan. As of September 30, 2019, we had cash, cash equivalents and restricted cash of $29.0 million.

On July 5, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019, and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine.

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

Secured credit facility

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers) entered into a loan and security agreement with SVB pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing and the other $15.0 million was available at our option, upon the satisfaction of either of the following conditions which are referred to as the Second Draw Conditions: (i) the achievement of both non-inferiority and superiority primary endpoints from our Phase 3 uUTI clinical trial and reporting satisfactory safety data; or (ii) the achievement of non-inferiority primary endpoints from both our Phase 3 uUTI and cUTI clinical trials as well as reporting satisfactory safety data, in each case as determined by SVB at its sole discretion. Our option to draw the second term loan terminated on October 31, 2019 as we did not satisfy the Second Draw Conditions prior to the October 31, 2019 deadline. The principal borrowed under the secured credit facility bears interest at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate, which interest is payable monthly in arrears.

The initial draw requires monthly amortization payments commenced on November 1, 2019. All outstanding principal, plus a 4.2% final payment fee, will be due and payable on the earliest to occur of March 1, 2022 (Maturity Date), the acceleration of either term loan or the prepayment of either term loan. The final payment fee of $0.6 million, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense.

The secured credit facility draw is subject to prepayment fees of 3.00% in the first year, 2.00% in the second year and 1.00% thereafter in the event of prepayment at any time prior to the Maturity Date.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	(58,869)	(52,065)
Net cash provided by / (used in) investing activities	40,103	(37,404)
Net cash provided by financing activities	3,097	120,835
Effect of exchange rates on cash and cash equivalents	(29)	(133)
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(15,698)	$31,233

Operating Activities

During the nine months ended September 30, 2019, operating activities used $58.9 million of cash, resulting from our net loss of $79.5 million, partially offset by net cash provided by changes in our operating assets and liabilities of $18.7 million and non-cash charges of $1.9 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of increases in accounts payable and accrued expenses, primarily due to increases in clinical trial expenses, and a decrease in prepaid expenses and other current assets, largely related to advance payments to contract research organizations, partially offset by an increase in other assets, primarily related to advance payments to a supplier for equipment.

During the nine months ended September 30, 2018, operating activities used $52.1 million of cash, resulting from our net loss of $52.8 million and net cash used by changes in our operating assets and liabilities of $0.3 million, partially offset by non-cash charges of $1.0 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of increases in other assets, largely related to a deposit paid for the Dublin commercial space lease and advance payments to contract manufacturing organizations, and a reduction in accounts payable, partially offset by increases in accrued expenses primarily related to clinical trial expenses.

Investing Activities

During the nine months ended September 30, 2019, net cash generated by investing activities of $40.1 million was related to sales of short-term investments. During the nine months ended September 30, 2018, net cash used in investing activities of $37.4 million was primarily related to purchases of short-term investments of $88.7 million and purchases of property and equipment of $0.1 million, partially offset by sales of short-term investments of $51.4 million.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $3.1 million and consisted of cash proceeds from the private placement of our ordinary shares, pursuant to a subscription agreement with one of our suppliers. During the nine months ended September 30, 2018, net cash provided by financing activities was $120.8 million, and consisted of net cash proceeds from the issuance of Series B-2 preferred shares in February 2018 (which converted to ordinary shares on the closing of our IPO), of $32.1 million; net cash proceeds from the issuance of ordinary shares in May and June 2018 of $74.2 million associated with our IPO and net cash proceeds from the SVB loan drawdown of $14.5 million.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we conduct our ongoing and planned clinical trials of oral sulopenem and sulopenem, seek marketing approval for such product candidates if clinical trials are successful, and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials for oral sulopenem and sulopenem, which include our planned Phase 1 clinical trials, related to pediatric indications;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing and planned clinical trials of oral sulopenem and sulopenem, including our ongoing Phase 3 clinical trials in our three initial indications;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we have applied for or may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2019, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease commitments (1)	6,270	1,158	1,986	1,423	1,703
Principal loan repayments	15,000	5,690	9,310	—	—
Total	21,270	6,848	11,296	1,423	1,703

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

In June 2016, we entered into an agreement with a supplier whereby we agreed to pay $2.7 million to the supplier to acquire equipment, which will be used solely to manufacture product for us. In June 2018, we entered into a supplemental agreement with this supplier whereby we agreed to pay an additional $2.2 million for additional equipment and dedicated personnel under the same terms of the original agreement. These payments will be offset against the price of the product to be supplied under a future supply agreement. As of September 30, 2019, $0.2 million remained outstanding to the supplier.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2019, we had cash and cash equivalents of $28.9 million. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Due to the short-term nature of our portfolio we do not believe an immediate interest rate increase of 100 basis points would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2019 and December 31, 2018, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the nine months ended September 30, 2019 and 2018 or the year ended December 31, 2018.

The interest rate on our secured credit facility is sensitive to changes in interest rates. Interest accrues at a per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate. The Wall Street Journal prime rate increased from 4.75% to 5.00% on June 14, 2018, to 5.25% on September 27, 2018, to 5.50% on December 20, 2018, and decreased to 5.25% on August 1, 2019 and then to 5% on September 19, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of September 30, 2019, we had an accumulated deficit of $211.3 million, and cash and cash equivalents of $28.9 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We have financed our operations to date primarily with proceeds from the sale of preferred shares and ordinary shares and through a private placement of our ordinary shares, being the subscription for ordinary shares by our supplier. In April 2018, we entered into a secured credit facility with Silicon Valley Bank (SVB) and made an initial drawdown of $15.0 million. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

We expect to continue to incur significant expenses and increasing operating losses as we conduct our ongoing and planned clinical trials of oral sulopenem and sulopenem, seek marketing approval for such product candidates if clinical trials are successful, and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials for oral sulopenem and sulopenem, which include our ongoing and planned Phase 1 clinical trials, related to pediatric indications;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing clinical trials of oral sulopenem and sulopenem, including our ongoing Phase 3 clinical trials in our three initial indications;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we have applied for or may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, oral sulopenem and sulopenem. Our ability to generate future revenue from product sales will require us to be successful in a range of challenging clinical and commercial activities, including:

•	enrolling and successfully completing the ongoing Phase 3 clinical trials in our initial indications;
•	applying for and obtaining marketing approval for oral sulopenem and sulopenem;
•	protecting and maintaining our rights to our intellectual property portfolio related to our sulopenem program;
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

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers), entered into a loan and security agreement with SVB pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing and the other $15.0 million was available at our option upon the satisfaction of certain draw requirements (as described in Note 13 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q). We did not satisfy the second draw conditions before the deadline of October 31, 2019. Obligations under the secured credit facility are secured by substantially all of our existing and future assets and the existing and future assets of our subsidiaries, including intellectual property. Our secured credit facility imposes operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, our ability to, among other things, dispose of certain assets, pay dividends and incur additional indebtedness. Failure to make payments or comply with these and other terms and covenants under our secured credit facility could result in an event of default, which could lead to an acceleration of amounts due and foreclosure upon and/or sale or other liquidation of all of our and our subsidiaries’ assets, including intellectual property. Any of the foregoing would have a material adverse effect on our operations and financial condition. In addition, this indebtedness and the security interests granted to secure it could make it more difficult for us to raise additional capital to fund our operations.

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

Unless and until we can generate a substantial amount of revenue from our sulopenem program or future product candidates, we expect to finance our future cash needs through equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We filed a universal shelf registration statement on Form S-3 (Registration No. 333-232569) with the SEC, which was declared effective on July 16, 2019, and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine.

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

We currently have no products approved for sale and have invested substantially all of our efforts and financial resources in the development of our sulopenem program as the first and only oral and intravenous (IV) branded penem available globally. Our near-term prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize oral sulopenem and sulopenem. The success of our sulopenem program will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our ongoing Phase 3 clinical trials of oral sulopenem and sulopenem;
•	clinical trial results with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
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

Our failure to successfully initiate and complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business. We cannot assure our shareholders that our ongoing Phase 3 clinical trials will be completed on schedule, if at all, or that we will not need to restructure our clinical trials. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of oral sulopenem, sulopenem or any other product candidate.

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

There are also a number of oral product candidates in clinical development by third parties that are intended to treat UTIs. Some mid- to late-stage product candidates include gepotidacin from GlaxoSmithKline, tebipenem pivoxil from Spero Therapeutics, Inc., delafloxacin from Melinta Therapeutics, Inc., pivmecillinam from Utility Therapeutics Limited, ETX0282CPDP (a novel ß-lactamase inhibitor combined with cefpodoxime proxetil) from Entasis Therapeutics Holdings Inc. and omadacycline from Paratek Pharmaceuticals, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from Allergan plc and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla, Xerava from Tetraphase Pharmaceuticals, Inc. and recently, Recarbrio from Merck & Co. There are also a number of IV-administered product candidates in late-stage clinical development that are intended to treat resistant gram-negative infections, including cefiderocol from Shionogi & Co. Ltd. and Contepo from Nabriva Therapeutics plc (as successor to Zavante Therapeutics, Inc.).

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

Our patent portfolio for sulopenem contains a patent application directed to the use of sulopenem etzadroxil-probenecid. Any application that we currently own and those we may own in the future or in-license may fail to result in issued patents with claims that cover, or afford meaningful protection for, our current and future product candidates in the United States or in other countries. Patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, a patent issues from such applications, and then only to the extent the issued claims cover the technology.

If any patent applications we may own or in-license in the future with respect to our development programs or product candidates fail to issue, if their breadth or strength of protection is threatened or if they fail to provide meaningful exclusivity for our current and future product candidates, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Any such outcome could materially harm our competitive position, business, financial condition, results of operations and growth prospects.

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of countries outside the United States may not protect our rights to the same extent as the laws of the United States. For example, EU patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, publications of discoveries in scientific literature often lag behind the actual discoveries, patent applications in the United States and other jurisdictions remain confidential for a period after filing, and some remain so until issued. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in the patents or pending patent applications we currently own, license or may own or license in the future, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. There is no assurance that all potentially relevant prior art relating to our patent rights has been found, and such prior art could potentially invalidate one or more of the patents we currently license or may own or license in the future or prevent a patent from issuing from one or more pending patent applications we own or may own or license in the future. There is also no assurance that prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patent rights, may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Even if patents do successfully issue and even if such patents cover our current and future product candidates, third parties may challenge their ownership, validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable, which could allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Any successful opposition to these patents or any other patents owned by us in the future or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Furthermore, even if they are unchallenged, our patents rights may not adequately protect our product candidates and technology, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. Any of these outcomes could impair our ability to prevent competition from third parties. Changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our patent rights or narrow the scope of our patent protection.

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

We are currently evaluating our commercialization strategy in the United States and other territories. We believe that in addition to the United States, Europe represents a significant market opportunity because of rising rates of extended spectrum ß-lactamases (ESBL) resistance. On June 23, 2016, the electorate in the United Kingdom (UK) voted in favor of leaving the European Union (EU), commonly referred to as Brexit. On March 29, 2017, the country formally notified the EU of its intention to withdraw from the EU pursuant to Article 50 of the Lisbon Treaty, commencing a period of two years, for the UK and other EU member states to negotiate the terms of the withdrawal. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019.  On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement.  The United Kingdom could leave the European Union earlier if the Parliament approves the withdrawal but that has proven to be extremely difficult to date. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Since a significant proportion of the regulatory framework in the UK is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the UK or the EU. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidates, which could significantly and materially harm our business.

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

As used in this section, Risks Related to Taxation, the term “U.S. Holder” means a beneficial owner of our ordinary shares that is, for U.S. federal income tax purposes, (1) an individual who is a citizen or resident of the United States, (2) a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof, or the District of Columbia, (3) an estate the income of which is subject to U.S. federal income tax regardless of its source or (4) a trust (x) with respect to which a court within the United States is able to exercise primary supervision over its administration and one or more United States persons have the authority to control all of its substantial decisions or (y) that has elected under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes.

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

Our share price has been and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares. The trading price of our ordinary shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our ordinary shares may be influenced by those factors discussed elsewhere in this “Risk Factors” section of this document and others, such as:

•	results from, and any delays in, our current and future clinical trials, in particular our two ongoing Phase 3 clinical trials related to oral sulopenem and sulopenem;
•	announcements of regulatory approval or disapproval of oral sulopenem and sulopenem or future product candidates;
•	delays in the commercialization of oral sulopenem and sulopenem or any future product candidates;
•	manufacturing and supply issues related to our development programs and commercialization of oral sulopenem and sulopenem or any of our future product candidates;
•	quarterly variations in our results of operations or those of our competitors;
•	changes in our earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;
•	announcements relating to future development or license agreements including termination of such agreements;
•	adverse developments with respect to our intellectual property rights or those of our principal collaborators;

•	commencement of litigation involving us or our competitors;
•	changes in our board of directors or management;
•	new legislation in the United States relating to the prescription, sale, distribution or pricing of drugs;
•	product liability claims, other litigation or public concern about the safety of oral sulopenem or sulopenem or future products;
•	market conditions in the healthcare market in general, or in the antibiotics segment in particular, including performance of our competitors; and
•	general economic conditions in the United States and abroad.

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

Based on shares outstanding as of October 31, 2019, our executive officers, directors, holders of 5% or more of our ordinary shares and their respective affiliates beneficially own in the aggregate approximately 66.3% of our outstanding ordinary shares. As a result of their share ownership, these holders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring shareholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that our shareholders may feel are in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

From January 1, 2019 through September 30, 2019, we sold and issued the following unregistered securities pursuant to the terms of a subscription agreement with a supplier, as described in Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our wholly owned subsidiary, Iterum Therapeutics International Limited, paid such aggregate subscription price to us in satisfaction of the suppliers obligation to pay the subscription monies to us and Iterum Therapeutics International Limited’s obligation to pay certain amounts due and owing under certain commercial agreements entered into between such subsidiary and the supplier:

•	On July 15, 2019, we issued 17,222 ordinary shares to a supplier at a price of $6.53 per share for an aggregate subscription price of $0.1 million.
•	On August 17, 2019, we issued 245,493 ordinary shares to a supplier at a price of $6.11 per share for an aggregate subscription price of $1.7 million.
•	On September 30, 2019 we issued 199,056 ordinary shares to a supplier at a price of $6.32 per share for an aggregate subscription price of $1.2 million.

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

ITERUM THERAPEUTICS PLC

Date: November 12, 2019	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: November 12, 2019	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer