Form 10-K
period 2019-12-31
Iterum Therapeutics plc
filed 2020-03-12
CIK 1659323

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s ordinary shares, $0.01 par value per share, on the Nasdaq Global Market on June 28, 2019, the last business day of the Registrant’s most recently complete second fiscal quarter was $36,871,186.

The number of shares of Registrant’s ordinary shares outstanding as of February 29, 2020 was 14,868,973.

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

iii

PART I

Item 1. Business.

Overview

We are a pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have also successfully developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid. Both sulopenem product candidates have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones. We see two distinct opportunities for our sulopenem program: patients at elevated risk for treatment failure in the community setting suffering from uncomplicated urinary tract infections (uUTI) and hospitalized patients suffering from complicated, antibiotic-resistant infections. During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program, which includes: a Phase 3 uUTI, clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI), clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI, and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We are conducting these three Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. We completed enrollment in our uUTI and cUTI clinical trials in the fourth quarter of 2019 and expect to produce topline data around the end of the first quarter of 2020. If these data are positive, we expect to have an opportunity to file two new drug applications (NDAs), one for oral sulopenem and one for IV sulopenem, around mid-2020, which we expect would enable potential FDA approval in the first half of 2021. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial; however, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. EMA Scientific Advice received by us, consistent with the existing Guidance for this indication, supports an endpoint assessed earlier than the primary study endpoint and a non-inferiority margin of -12.5%.

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

Growing antibiotic resistance to E. coli, the primary cause of UTIs, has complicated the choice of treatment alternatives in both the community and hospital settings, reducing effective treatment choices for physicians. In addition, the Infectious Diseases Society of America and European Society for Microbiology and Infectious Diseases recommend against empiric use, or prescribing without results from a bacterial culture, of fluoroquinolones for uUTIs in their 2010 Update to the International Clinical Practice Guidelines for the Treatment of Acute Uncomplicated Cystitis and Pyelonephritis in Women. Similarly, the FDA in its November 2015 Advisory Committee meeting stated that the risk of serious side effects caused by fluoroquinolones generally outweighs the benefits for patients with uUTIs and other uncomplicated infections. Subsequently, the FDA mandated labeling modifications for fluoroquinolone antibiotics directing healthcare professionals to reserve fluoroquinolones for patients with no other treatment alternatives. In December 2018, the FDA further warned that fluoroquinolone antibiotics could cause aortic aneurysm and dissection in certain patients, especially older persons. In October 2018, the EMA’s pharmacovigilance risk assessment committee recommended restrictions on the use of broad-spectrum antibiotics, fluoroquinolones and quinolones, following a review of side effects that were reported to be “disabling and potentially long-lasting.” The committee further stated that fluoroquinolones and quinolones should only be used to treat infections where an antibiotic is essential, and others cannot be used.

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

If the FDA approves oral sulopenem and sulopenem, we plan to seek a commercial partner and/or build a commercial infrastructure to launch both product candidates in the United States. Data from an ongoing epidemiology study to quantify quinolone resistance by zip code, in addition to data from our clinical trials and available prescriber data, will inform our initial targeted sales force as to where the medical need for a new, effective therapy for UTIs is highest in the community and hospital settings. Outside of the United States, we are evaluating our options to maximize the value of our sulopenem program.

We expect to register two suppliers and validate at least one supplier for the manufacture of the active pharmaceutical ingredient (API) at the time of our planned regulatory filings in the United States. We will initially rely on a single third-party facility to manufacture all of our sulopenem tablets. In the future, given the importance of oral sulopenem to our potential commercial results, we will consider establishing additional sources.

Our patent portfolio for sulopenem contains one exclusively licensed U.S. patent directed to composition of matter of sulopenem etzadroxil which is projected to expire in 2029, subject to potential extension to 2034 under the Drug Price Competition and Patent Term Restoration Act of 1984 or, the Hatch-Waxman Act and three exclusively licensed foreign patents. Our patent portfolio also contains two U.S. and international patent applications, one addressing the effect of probenecid on the plasma concentrations of sulopenem after multi-day dosing and the second related to a method of preparing a bilayer tablet composed of sulopenem etzadroxil and probenecid which resulted in an increase in the amount of sulopenem in the blood relative to dosing each agent in a separate formulation. Any U.S. or foreign patent issuing from the pending applications is projected to expire in 2039, excluding any additional term for patent adjustments or patent term extensions. In addition, the FDA has designated sulopenem and oral sulopenem as Qualified Infectious Disease Products (QIDP) for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease pursuant to the Generating Antibiotic Incentives Now Act (the GAIN Act). Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status makes sulopenem and oral sulopenem eligible to benefit from certain incentives for the development of new antibiotics provided under the GAIN Act. Further, QIDP status could add five years to any regulatory exclusivity period that we may be granted. QIDP status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. Fast track status provides an opportunity for more frequent meetings with the FDA, more frequent written communication related to the clinical trials, eligibility for accelerated approval and priority review and the potential for a rolling review. None of our licensed patents cover the IV formulation of sulopenem.

Sulopenem Program, Clinical and Regulatory Status

We pursued three initial indications for oral sulopenem and sulopenem in three Phase 3 clinical trials. We designed these Phase 3 clinical trials based on extensive in vitro microbiologic surveillance data, Phase 1 pharmacokinetic data from healthy volunteers as well as population pharmacokinetic data from patients, animal models in relevant disease settings, Phase 2 data from a program performed with sulopenem by Pfizer in Japan in the early 1990s, and regulatory feedback from the FDA at our end-of-Phase 2 meeting, all supported by an advanced commercial manufacturing program which provided clinical supplies.

In the third quarter of 2018 we initiated all three Phase 3 clinical trials, which are being conducted under SPA agreements from the FDA and completed enrollment in the fourth quarter of 2019. Topline data from our cIAI trial readout in the fourth quarter of 2019 and showed that the primary endpoint was narrowly missed. However, other key secondary efficacy analyses support the potential of sulopenem in the treatment of multi-drug resistant infections. Topline data from our cUTI and uUTI trials is expected around the end of the first quarter of 2020.  If these data are positive, we expect to have an opportunity to file two NDAs, one for oral sulopenem and one for IV sulopenem, around mid-2020.  Further, the QIDP designation of sulopenem and oral sulopenem provides for a six-month review period following the acceptance of our filings, starting typically at Day 60, which we expect would enable potential FDA approval in the first half of 2021. In preparation for a potential NDA filing, we recently gained alignment with FDA at a pre-NDA meeting regarding the filing package required for submission of our chemistry, manufacturing and controls (CMC) program.

Our Strategy

Our strategy is to develop and commercialize our sulopenem program for multiple indications, and in the long term to build a market-leading anti-infective business. The key elements of this strategy include the following:

•

Complete sulopenem clinical development in three initial indications. Conduct single Phase 3 clinical trials in each of our three initial indications: uUTI, cUTI and cIAI. All three clinical trials were initiated in the third quarter of 2018 and completed enrollment by the end of 2019. Topline data from our cIAI trial readout in the fourth quarter of 2019 and showed that the primary endpoint was narrowly missed. However, other key secondary efficacy analyses support the potential of sulopenem in the treatment of multi-drug resistant infections. Topline data on our cUTI and uUTI trials is expected around the end of the first quarter of 2020. Each of these trials is being conducted under a SPA agreement with the FDA.

•

Obtain regulatory approval for oral sulopenem and sulopenem in the United States and subsequently in the European Union. We designed our Phase 3 clinical program based on extensive discussions with the FDA, including our end-of-Phase 2 meeting in July 2017, and considered scientific advice received from the EMA to meet the regulatory filing requirements in the European Union. If our remaining Phase 3 clinical trials in cUTI and uUTI are successful, we plan to submit NDAs for both oral sulopenem and sulopenem to the FDA around mid-2020 and subsequently submit a Marketing Authorization Application (MAA) to the EMA in the second half of 2020.

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

Limited Treatment Options

In addition to worsening antibiotic resistance, many of the antibiotics currently used for first-line empiric oral treatment of uUTIs, such as nitrofurantoin and trimethoprim-sulfamethoxazole, suffer from significant safety and tolerability concerns. Pulmonary fibrosis and diffuse interstitial pneumonitis have been observed in patients treated with nitrofurantoin, which is contraindicated in pregnant women after 38 weeks of gestation and newborn children due to hemolytic anemia and in patients with poor renal function. Trimethoprim-sulfamethoxazole is associated with fatal hypersensitivity reactions, embryofetal toxicity, hyperkalemia, gastrointestinal disturbances and rashes, including rare cases of Stevens-Johnson Syndrome. In addition, some antibiotics, such as nitrofurantoin and fosfomycin, have poor tissue penetration. While fluoroquinolones are now the most widely used antibiotic class in treating community and hospital gram-negative infections, the Infectious Diseases Society of America and the European Society for Microbiology and Infectious Diseases now recommend against empiric use of fluoroquinolones for uUTIs in their 2010 Update to the International Clinical Practice Guidelines for the Treatment of Acute Uncomplicated Cystitis and Pyelonephritis in Women as they “have a propensity for collateral damage and should be reserved for important uses other than acute cystitis and thus should be considered alternative antimicrobials for acute cystitis.” Similarly, the FDA in its November 2015 Advisory Committee meeting stated that the risk of serious side effects caused by fluoroquinolones generally outweighs the benefits for patients with uUTIs and other uncomplicated infections. Serious side effects associated with fluoroquinolones include tendon rupture, tendinitis, and worsening symptoms of myasthenia gravis and peripheral neuropathy. Subsequently, the FDA mandated labeling modifications for fluoroquinolones antibiotics directing healthcare professionals to reserve fluoroquinolones for patients with no other treatment alternatives. In December 2018 the FDA further warned that fluoroquinolone antibiotics could cause aortic aneurysm and dissection in certain patients, especially older persons.  In October 2018, the EMA’s pharmacovigilance risk assessment committee recommended restrictions on the use of broad-spectrum antibiotics, fluoroquinolones and quinolones, following a review of side effects that were reported to be “disabling and potentially long-lasting”. The committee further stated that fluoroquinolones and quinolones should only be used to treat infections where an antibiotic is essential, and others cannot be used.

The limited oral antibiotic treatment options for patients with uUTIs can sometimes result in hospitalization to facilitate administration of IV antibiotics for patients whose infection progresses. In addition, some patients whose uUTI remains uncomplicated may require hospital admission for IV therapy. For patients with cUTIs, the lack of effective oral stepdown options, and the paucity of new treatment options, which is demonstrated by the fact that none of the most commonly used oral agents were initially approved by the FDA in the last two decades, results in the potential for lengthy hospital stays or insertion of a PICC to facilitate administration of IV antibiotics, even for some patients with relatively straightforward infections. Therefore, based both on the epidemiology described above and recent discussions with practicing clinicians and pharmacists, we believe there is a pressing need for a novel oral antibacterial therapy for UTI, both complicated and uncomplicated, that has potent activity against ESBL producing and quinolone resistant gram-negative organisms.

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

•

Documented safety and tolerability profile. Adverse event data collected as part of the Japanese Phase 2 development program conducted by Pfizer with the IV formulation provided preliminary insights into the safety profile for sulopenem, which will continue to be assessed with additional clinical trials. Data is also available for the oral formulation collected in healthy volunteers in the Phase 1 program conducted by us that is consistent with a well-tolerated regimen and similar to the adverse event profile observed with the IV formulation. One additional adverse event identified with the oral prodrug is loose stools, which were considered of mild severity and were self-limited, as seen with other broad spectrum oral antibiotics with activity against the anaerobic flora of the gastrointestinal tract. In the Japanese program, one patient reported a serious adverse event related to sulopenem of a transient elevation in liver function tests. The patient died due to metastatic lung cancer. Other serious adverse events recorded in patients receiving sulopenem in the Japanese program, which were not related by the investigator to sulopenem, included myocardial infarction with respiratory failure and progression of underlying ovarian carcinoma, in both cases resulting in death. For each of these patients, sulopenem was not determined to be the cause of death.   In the recently completed cIAI Phase 3 clinical trial, among the 668 patients treated, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem.

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

•

Advanced manufacturing program. The synthetic pathway for sulopenem, initially defined in the 1980s, has now evolved through its third iteration, incorporating improvements in yield and scalability. We expect to register two different contract manufacturing organizations to manufacture the API for oral sulopenem and sulopenem. One manufacturer has completed process validation for oral sulopenem to date providing sufficient API for commercial launch if oral sulopenem is approved for marketing. We will initially rely on a single third-party facility to manufacture all of our sulopenem tablets. In the future, given the importance of sulopenem to our potential commercial results, we will consider establishing additional sources.

Market Opportunity for Oral Sulopenem and Sulopenem

Based upon the clinical evidence to date in eradicating key pathogens, coupled with unmet medical needs, if approved, we expect the commercial opportunity for oral sulopenem and sulopenem to be substantial with initial focus on the following areas:

•	treating uUTI with an oral formulation in community treatment settings;
•	treating cUTI with initiation of IV therapy in the hospital; and
•	treating cUTI with an oral formulation upon discharge from hospital to complete therapy in the community setting.

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

Discovery, Development, and Regulatory History of Sulopenem and Sulopenem Etzadroxil, by year

The objective of our sulopenem program is to deliver to patients an oral and IV formulation of sulopenem approved in the United States and Europe for the treatment of infections due to resistant gram-negative pathogens. Sulopenem’s spectrum of activity, the availability of an oral agent delivered in a convenient dosing schedule and the evolving safety profile supported its further development for the target indications of uUTI, cUTI and cIAI. Oral sulopenem is the oral prodrug metabolized to sulopenem, its therapeutically active form, combined with probenecid.

Both sulopenem and oral sulopenem have received QIDP designation status for the indications of uUTI, cUTI and cIAI as well as for community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP designation status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. We have received feedback on the development program in an end of Phase 2 meeting with the FDA, which provided guidance on the size of the safety database, the nonclinical study requirements, the design of the Phase 1 and Phase 3 clinical trials, the pediatric development plan, as well as support for the proposed CMC development activities through production of commercial supplies. The Phase 3 clinical trials for treatment of cIAI, cUTI and uUTI have received SPA agreements with the FDA. All three Phase 3 clinical trials were initiated in the third quarter of 2018 and completed enrollment by the end of 2019.  Topline data for the cUTI and uUTI trials is expected around the end of the first quarter of 2020, and, if these data are positive, we expect to have the opportunity to file two NDAs, one for oral sulopenem and one for IV sulopenem, around mid-2020. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial; however, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections.   EMA Scientific Advice received by us, consistent with the existing Guidance for this indication, supports an endpoint assessed earlier than the primary study endpoint and a non-inferiority margin of -12.5%. We also have an agreement with the FDA on a pediatric study plan. Development work on pediatric formulations is ongoing, and we plan to commence Phase 1 trials in children in 2020.

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

	E. coli N=189		K. pneumoniae N=65		P. mirabilis N=19
Penem Class:	MIC90 (µg/mL)	% S	MIC90 (µg/mL)	% S	MIC90 (µg/mL)	% S
Sulopenem	0.06	*	0.12	*	0.25	*
Ertapenem	0.015	100	0.12	97	0.03	100
Meropenem	0.03	100	0.06	97	0.12	100

Oral Agents Currently on Market:
Nitrofurantoin	16	97	≥ 64	23	≥ 64	0
Fosfomycin	8	98	128	86	64	95
Ciprofloxacin	≥ 2	77	1	91	≥ 2	74
Trimethoprim-Sulfamethoxazole	≥ 32	74	≥ 32	86	≥ 32	58
Amoxicillin-Clavulanate	16	76	≥ 16	80	≥ 16	74

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

Phase 1 Program

The table below outlines the Phase 1 clinical trials that have been conducted with sulopenem etzadroxil and sulopenem.

Protocol	Year	Dose (mg), other medication	Subjects on sulopenem or sulopenem etzadroxil	Treatment (Days)
Sulopenem (CP-70,429)—Phase 1 Single Dose Clinical Trials
A109001	1987	1000 mg	6	1
Japanese PK		250 mg, 500 mg, 1000 mg	18	1
A7371007	2007	400 mg, 800 mg, 1600 mg, 2400 mg, 2800 mg, placebo	24	1
IT001-105	2018	366 mg IV	34	1
Sulopenem (CP-70,429)—Phase 1 Multiple Dose Clinical Trials
Japanese PK		500 mg, 1000 mg	12	5
Japanese PK		1000 mg	6	5
A1091001	2009	800 mg, 1200 mg, 1600 mg, 2000 mg, placebo	40	14
IT001-103	2019	1000 mg	15	2
IT001-104	2019	1000 mg	10	3
IT001-105	2018	1000 mg	12	3

Sulopenem etzadroxil (PF-03709270)—Phase 1 Single Dose Clinical Trials
A8811001	2007	400 mg, 600 mg, 1000 mg, 2000 mg, placebo	9	1
A8811006	2008	2000 mg	4	1
A8811007	2007	600 mg, probenecid	4	1
A8811008	2008	1200 mg, probenecid	24	1
A8811018	2008	1000 mg, 1200 mg, probenecid, aluminum hydroxide, pantoprazole	17	1
A8811003	2008	2000 mg, 4000 mg, 6000 mg, 8000 mg, placebo	11	1
IT001-101	2017	500 mg, 1000 mg, probenecid	48	1
IT001-102	2017	500 mg, probenecid	13	1
Sulopenem etzadroxil (PF-03709270)—Phase 1 Multiple Dose Clinical Trials
A8811003	2008	2000 mg, 1200 mg, probenecid, placebo	18	10
A8811015	2009	500 mg, 1000 mg, 1500 mg, probenecid, placebo, Augmentin	48	7
IT001-101	2017	500 mg, probenecid	64	7
IT001-103	2019	Bilayer tablet, 500 mg	47	2
IT001-104	2019	Bilayer tablet, 500 mg	19	3
IT001-105	2018	500 mg, bilayer tablet	34	2
Sulopenem (CP-70,429), Sulopenem etzadroxil (PF-03709270)—Phase 1 Renal Impairment Clinical Trial
A8811009	2010	200mg, 800 mg sulopenem or 1000 mg sulopenem etzadroxil	29	1

Protocol	Year	Dose (mg), other medication	Subjects on sulopenem or sulopenem etzadroxil	Treatment (Days)
		Total	566

Note: Total number reflects the sum of patients exposed to a specific formulation and dosing duration and will overestimate the number of subjects exposed as some subjects received more than one formulation in a study.

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

Mean total sulopenem exposure in urine after single 500 mg dose of sulopenem etzadroxil with or without probenecid

In IT001-102, we evaluated sulopenem etzadroxil administered with and without probenecid in a randomized cross-over trial in healthy volunteers in a fasted state. Subjects receiving sulopenem etzadroxil in a powder-in-a-bottle formulation co-administered with a separate tablet of probenecid demonstrated an increase in the time over MIC (of a 12 hour dosing interval) and AUC of sulopenem, as shown in the table below.

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

In IT001-105 we studied the bioavailability of sulopenem etzadroxil/probenecid in our planned commercial formulation of a bilayer tablet. The absolute bioavailability of the bilayer tablet was approximately 40% in a fasted state and 64% in the fed state. A graph of the sulopenem plasma concentrations in the patients in this trial is provided below.

A Phase 1 drug interaction study with itraconazole demonstrated no interaction.  We plan to conduct an additional drug interaction study with valproic acid to support our NDAs. Other Phase 1 clinical trials may be added as the needs of the program dictate.

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

A single dose cross-over design study of 1000 mg of sulopenem infused over 3 hours was given to fasting healthy adults in our IT001-105 Phase 1 clinical trial.  Pharmacokinetic parameters observed in this trial are described in the table below.

	N	Dose (mg)	Infusion duration (h)	Cmax (µg/mL)	AUC 0-¥ (µg hr/mL)	T1/2 (h)
Day 1	12	1000	3	9.15	28.9	1.65

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

We used the data collected in these studies to inform the design of the cUTI regimens.

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

Phase 3 Clinical Trials

Based on FDA Guidance from February 2015 (Complicated Intra-Abdominal Infections: Developing Drugs for Treatment. Guidance for Industry; Complicated Urinary Tract Infections: Developing Drugs for Treatment. Guidance for Industry) and on recently conducted studies by other sponsors, we negotiated SPA agreements for cUTI, cIAI and uUTI. All three Phase 3 clinical trials were initiated in the third quarter of 2018, and completed enrollment by the end of 2019. Oral sulopenem alone is being studied for the treatment of outpatients with uUTI, while oral sulopenem and sulopenem are being studied for the treatment of cUTI.  Oral sulopenem and sulopenem were also studied for the treatment of cIAI. A brief overview of the comparator agents, sample size, timing of efficacy assessments and duration of oral and IV dosing is provided in the graphic below. Non-inferiority in these clinical trials is defined by the lower limit of the confidence interval in the treatment difference of no more than -10%. The uUTI clinical trial is also testing for superiority in the subset of patients with ciprofloxacin resistant pathogens at baseline. An open-label noncomparative treatment study of oral ciprofloxacin 250 mg twice daily for three days in uUTI patients was conducted to help characterize certain sample size assumptions as well as enable study logistics for this Phase 3 clinical trial. Patients in the cUTI and cIAI clinical trials received five days of sulopenem IV or comparator and then stepped down to two to five additional days of oral treatment with either oral sulopenem or ciprofloxacin.

In the Phase 3 cIAI trial, clinical outcome at the test-of-cure visit was noted as cure for those patients who are alive, have resolution in signs and symptoms of the index infection and for whom no new antibiotics or interventions for treatment failure were required. The primary endpoint was clinical response on Day 28 in the micro-MITT population. The micro-MITT population consists of those randomized patients who received a dose of study drug and had a gram-negative organism isolated from their infection site. In this population, the difference in outcomes was 4.7% with a 95% confidence interval on that difference of -10.3% to 1.0%. Non-inferiority for the primary endpoint required that the lower limit of the difference in the outcome rates be >-10%:

	Sulopenem	Ertapenem	Difference (95% Confidence Interval)
Test of Cure
microMITT	85.5%	90.2%	-4.7% (-10.3, 1.0)
MITT	87.2%	90.0%	-2.9% (- 7.7, 2.0)
Clinically Evaluable	93.5%	95.7%	-2.0% (-5.7, 1.7)
Microbiologically Evaluable	92.5%	95.5%	-3.0% (-7.5, 1.4)
End of Treatment
microMITT	83.5%	85.3%	-1.8% (- 8.1, 4.5)
MITT	83.7%	85.4%	-1.7% (-7.1, 3.8)
Clinically Evaluable	89.4%	90.0%	-0.7% (-5.6, 4.3)
Microbiologically Evaluable	88.5%	88.9%	-0.4% (-6.3, 5.4)

In the uUTI and cUTI trials, clinical outcome at the test-of-cure visit will be noted as cure for patients who are alive and who demonstrate resolution of the symptoms of uUTI or cUTI, as applicable, present at trial entry (and no new symptoms) such that no new antibiotics are required, as well as the demonstration that the bacterial pathogen(s) found at trial entry are reduced to <103 CFU/mL on urine culture on Day 12 or Day 21, respectively. Topline results for the two remaining trials are expected around the end of the first quarter of 2020.

Patients with an organism resistant to ciprofloxacin in the cUTI and cIAI clinical trials were allowed to substitute amoxicillin-clavulanate for the stepdown oral therapy. Patients getting ciprofloxacin in the cIAI trial also received metronidazole. Patients who received oral sulopenem were encouraged, but not required, to dose with food.

Safety Profile of Oral Sulopenem and Sulopenem

Sulopenem is a thiopenem and a member of the class of ß-lactam antibiotics, a class from which numerous safe and well tolerated antibiotics have been available for over thirty years. Adverse event data collected as part of the Japanese Phase 2 development program with the IV formulation conducted by Pfizer provided preliminary insights into the safety profile for sulopenem, which will continue to be assessed with additional clinical trials. We view the clinical safety profile of sulopenem established by the Japanese data as also relevant and supportive of oral sulopenem because it metabolizes to the active metabolite, sulopenem, in plasma. A summary of the adverse event data from the Japanese program is provided below.

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

Data is also available for the oral formulation collected in healthy volunteers in the Phase 1 program conducted by Pfizer and Iterum that is consistent with the adverse event profile observed with the IV formulation. One additional adverse event of interest identified with the oral prodrug, as further assessed in detail in clinical trial IT001-101, is loose stool/diarrhea, which was considered of mild severity and self-limited, as seen with other broad spectrum oral antibiotics with activity against the anaerobic flora of the gastrointestinal tract. During the seven-day dosing interval, the incidence of diarrhea, defined as having three or more episodes of loose stool in one day or having two or more episodes of loose stool per day for two consecutive days, peaked at 13% on Day 3 and fell to 2% by Day 7, with no patient discontinuing their dosing due to this event. For patients who took their dose with food, the peak incidence was 9%, dropping again to 3% by Day 4, similar to placebo. Some patients also identified a mild change in the odor of their urine after dosing with either the oral or IV formulations, as can be seen with other ß-lactam antibiotics.

In the cIAI trial, among 668 treated patients, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem.  Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem.

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

Intellectual Property Relating to Oral Sulopenem

As noted above, our patent portfolio for sulopenem contains one exclusively licensed U.S. patent from Pfizer directed to composition of matter of sulopenem etzadroxil, which is projected to expire in 2029, subject to potential extension under the Hatch-Waxman Act to 2034 and three exclusively licensed foreign patents from Pfizer also related to oral sulopenem. Our patent portfolio also contains two U.S. and International patent applications, one addressing the effect of probenecid on the plasma concentrations of sulopenem after multi-dosing and the second related to a method of preparing a bilayer tablet composed of sulopenem etzadroxil and probenecid which resulted in an increase in the amount of sulopenem in the blood relative to dosing each agent in a separate formulation.  Any U.S. or foreign patents issuing from the pending applications is projected to expire in 2039, excluding any additional term for patent adjustments or patent term extensions.  The FDA has designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI and cIAI as well as community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status makes sulopenem eligible to benefit from certain incentives for the development of new antibiotics provided under the GAIN Act. Further, QIDP status could add five years to any other regulatory exclusivity period that may be granted. QIDP status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. Patent term adjustments or patent term extensions could result in later expiration dates. Fast track status provides an opportunity for more frequent meetings with the FDA, more frequent written communication related to the clinical trials, eligibility for accelerated approval and priority review and the potential for a rolling review.

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

If approved, oral sulopenem could compete with several oral antibiotics currently in clinical development, including gepotidacin from GlaxoSmithKline, tebipenem pivoxil from Spero Therapeutics, Inc., delafloxacin from Melinta Therapeutics, Inc., pivmecillinam from Utility Therapeutics Limited, and ETX0282CPDP (a novel ß-lactamase inhibitor combined with cefpodoxime proxetil) from Entasis Therapeutics Holdings Inc.

We also expect that oral sulopenem, if approved, would compete with future and current generic versions of marketed oral antibiotics such as levofloxacin, ciprofloxacin, nitrofurantoin, fosfomycin, amoxicillin-clavulanate, cephalexin and trimethoprim-

sulfamethoxazole. If approved, we believe that oral sulopenem would compete effectively against these compounds on the basis of sulopenem’s potential:

•	broad range of activity against a wide variety of resistant and MDR gram-negative bacteria;
•	low probability of drug resistance;
•	favorable safety and tolerability profile;
•	convenient oral dosing regimen and opportunity to step down from IV-administered therapy; and
•	use as a monotherapy treatment for resistant and MDR gram-negative infections.

If approved, sulopenem would compete with several IV-administered product candidates marketed for the treatment of gram-negative infections, including Avycaz from Allergan plc and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla, Xerava from Tetraphase Pharmaceuticals, Inc., Recarbrio from Merck & Co, and recently, Fetroja from Shionogi & Co., Ltd.  In addition, Nabriva Therapeutics plc’s Contepo is an IV-administered product candidate in late-stage clinical development intended to treat gram-negative infections and Allecra Therapeutics recently announced that its IV administered product candidate cefepime-enmetazobactam met the EMA and FDA primary endpoint in its Phase 3 clinical trial for the treatment of cUTIs.

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

Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on its ClinicalTrials.gov website.   Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. On January 14, 2020, FDA granted us a small business waiver of the application fee in respect of our NDA for IV sulopenem based on its determination that we meet the statutory requirements of the FDCA.  The waiver is contingent on the marketing application for IV sulopenem being received by FDA within one year from the grant date.  Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. Furthermore, the FDA is not required to complete its review within the established ten-month timeframe and may extend the review process by issuing requests for additional information or clarification.

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

The FDA may give a priority review designation to drugs that offer major advances in treatment for a serious condition or provide a treatment where no adequate therapy exists. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six and ten month review periods are measured from the “filing” date for NDAs for new molecular entities.   The FDA will automatically give a priority review designation for the first application submitted in respect of a product for which a QIDP designation was granted, such as sulopenem and oral sulopenem.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The GAIN Act provisions prohibit the grant of an exclusivity extension where the application is a supplement to an application for which an extension is in effect or has expired, is a subsequent application for a specified change to an approved product or is an application for a product that does not meet the definition of QIDP based on the uses for which it is ultimately approved.

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

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new legislation aims at simplifying and streamlining the approval of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval of a clinical trial to a reporting EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials. As of January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit.  Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.  The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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
•

establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and

•	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act.”

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”  Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

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

HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although a number of these, and other potential proposals, will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

In addition, the CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

We expect to direct our sales and marketing efforts toward the community and hospital practitioner settings that account for a substantial majority of the potential market for oral sulopenem and sulopenem across geographies with the highest prevalence of bacterial resistance to fluoroquinolones. Based on an ongoing market survey data of outpatient urine cultures of Enterobacteriaceae and quinolone resistance by zip code, we estimate that our initial sales force could successfully target key customers including top hospitals and emergency room clinics, as well as specialty and primary care practices in the community setting. As access for, and awareness of, our sulopenem program increases, we would plan to broaden our target audience and geography by increasing the number of sales representatives to capture a larger percentage of the market.

We are focusing our initial commercial efforts on the U.S. market, which we believe represents the largest market opportunity for our sulopenem program. We are currently evaluating our commercialization strategy outside the United States and believe that Europe and Asia represent significant opportunities because of rising rates of ESBL and quinolone resistance in these geographies, which in many countries exceeds the United States’ resistance rate.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of any of our product candidates. We currently rely on four third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for our preclinical research and clinical trials. As of February 29, 2020, we had a 9-person team dedicated to managing the relationships with these manufacturers and the manufacturing process. Due to the complex and critical nature of drug manufacturing, we have employed a dual sourcing strategy in order to register two suppliers and validate at least one supplier for both sulopenem APIs at the time of submitting our NDAs, with each supplier capable of producing commercial scale quantities under cGMP conditions. We also intend to have a third-party manufacturer to produce the oral sulopenem bilayer tablets. In the future, given the importance of our oral formulation, we plan to pursue additional sources to manufacture tablets. We plan to use another third party to manufacture the IV vials. Potential additional sources to manufacture IV vials have also been identified.

Employees

As of February 29, 2020, we had 44 employees, including a total of nine employees with M.D., Pharm.D. or Ph.D. degrees. 32 employees were primarily engaged in research and development activities, with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of December 31, 2019, we had an accumulated deficit of $234.9 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We have financed our operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, through a private placement (the Private Placement) of our ordinary shares, being the subscription for ordinary shares by our supplier and, more recently, through a private placement pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs), to certain existing and new investors. In April 2018, we entered into a secured credit facility with Silicon Valley Bank (SVB) and made an initial drawdown of $15.0 million. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

We expect to continue to incur significant expenses and increasing operating losses as we conduct our ongoing and planned clinical trials of oral sulopenem and sulopenem, seek marketing approval for such product candidates in target territories if clinical trials are successful, and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials for oral sulopenem and sulopenem, which include our planned Phase 1 clinical trials related to pediatric indications;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
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

We will require additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern for a period of one year from the date of this Annual Report on Form 10-K.  If we fail to obtain financing when needed or on acceptable terms, we may not be able to complete the development and commercialization of our sulopenem program.

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we complete our clinical trials of oral sulopenem and sulopenem, seek marketing approval for such product candidates if clinical trials are successful, and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. If we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial.

We believe that our existing cash and cash equivalents as of December 31, 2019, together with the net proceeds of approximately $46.7 million that we received in January 2020 from the sale of the Exchangeable Notes and the RLNs (together, the Securities), will not enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing this Annual Report on Form 10-K, assuming that our planned programs and expenditures continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. This condition raises substantial doubt about our ability to continue as a going concern.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing clinical trials of oral sulopenem and sulopenem, including our two ongoing Phase 3 clinical trials;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we have applied for or may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

•	the amount and timing of any payments we are obligated to make in connection with the RLNs;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property related claims;
•	the costs of operating as a public company; and
•	the extent to which we in-license or acquire other products and technologies.

Provisions in the Private Placement documents may deter or prevent us from raising additional capital to fund our operations.

Provisions in the agreements we entered into in connection with the Private Placement may deter or prevent us from raising additional capital to fund our operations as and when needed. For example, the indenture governing the Exchangeable Notes (the EN Indenture) contains negative covenants prohibiting Iterum Bermuda, as well as us and our wholly owned subsidiaries and their subsidiaries (the Guarantors), who guaranteed Iterum Bermuda’s obligations under the Securities, from, among other things, incurring any indebtedness that is not permitted by the EN Indenture and entering into transactions with significant shareholders (as defined in the EN Indenture). In addition, the indenture governing the RLNs (the RLN Indenture) contains negative covenants prohibiting Iterum Bermuda and the Guarantors from, among other things, selling, transferring or assigning certain assets and taking other actions outside the ordinary course of business that would reasonably be expected to reduce the amount of payments under the RLNs.

In addition, pursuant to the terms of an investor rights agreement we entered into in connection with the Private Placement (the 2020 Investor Rights Agreement), for so long as Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) own 10% of our outstanding ordinary shares on a fully diluted basis, Sarissa has a right of first offer with respect to our future proposed equity financings up to that portion of such new securities which equals Sarissa’s then-percentage ownership of our outstanding ordinary shares on a fully diluted basis, subject to specified exceptions for certain exempt issuances and pursuant to specified procedures.  These and other provisions in the Private Placement documents could deter or prevent us from raising additional capital.  Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy and we may be unable to continue as a going concern.

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

We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, oral sulopenem and sulopenem. Our ability to generate future revenue from product sales will require us to be successful in a range of challenging clinical and commercial activities, including:

•	enrolling and successfully completing our two ongoing Phase 3 clinical trials and enrolling and successfully completing our planned Phase 1 clinical trials related to pediatric indications;
•	applying for and obtaining marketing approval for oral sulopenem and sulopenem;
•	protecting and maintaining our rights to our intellectual property portfolio related to our sulopenem program;
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

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers), entered into a loan and security agreement (Loan Agreement) with SVB pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing and the other $15.0 million was available at our option upon the satisfaction of certain draw requirements, however, we did not satisfy the second draw conditions before the deadline of October 31, 2019. Obligations under the secured credit facility are secured by substantially all of our existing and future assets and the existing and future assets of our subsidiaries, including intellectual property. Our secured credit facility imposes operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, our ability to, among other things, dispose of certain assets, pay dividends and incur additional indebtedness. Failure to make payments or comply with these and other terms and covenants under our secured credit facility could result in an event of default, which could lead to an acceleration of amounts due and foreclosure upon and/or sale or other liquidation of all of our and our subsidiaries’ assets, including intellectual property. Any of the foregoing would have a material adverse effect on our operations and financial condition. In addition, this indebtedness and the security interests granted to secure it could make it more difficult for us to raise additional capital to fund our operations.

In addition, the EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Note).  Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest.  Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and in each case which must include Sarissa so long as Sarissa and its affiliates own at least 10% of the outstanding Exchangeable Notes or RLNs, respectively.  This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections.  This indebtedness could make it more difficult for us to raise additional capital to fund our operations.

Servicing our indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

Our ability to make payments of the principal of, to pay interest and special interest on or to refinance our term loan and the Exchangeable Notes, or to make cash payments, if we so elect, in connection with any exchange of Exchangeable Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow sufficient to service our term loan, the Exchangeable Notes or other indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our term loan, the Exchangeable Notes or other indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current debt levels, we may still incur substantially more debt or take other actions that would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our current and future debt instruments, some of which may be secured debt. While the Loan Agreement and the EN Indenture restrict our ability to incur additional indebtedness, including secured indebtedness, both allow for certain additional indebtedness and any such restrictions may be waived. In addition, if the Loan Agreement matures or is repaid, we may not be subject to similar restrictions under the terms of any subsequent indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.

We may not have the ability to raise the funds necessary to settle exchanges of the Exchangeable Notes in cash or to repurchase the Exchangeable Notes upon a fundamental change, and the Loan Agreement and our future debt may limit our ability to pay cash upon exchange or repurchase of the Exchangeable Notes.

Holders of the Exchangeable Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at specified repurchase prices.  In addition, upon exchange of the Exchangeable Notes, unless we elect to deliver solely ordinary shares to settle such exchange (other than paying cash in lieu of delivering any fractional share), we would be required to make specified cash payments in respect of the Exchangeable Notes being exchanged.  However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Exchangeable Notes surrendered therefor or to pay cash with respect to Exchangeable Notes being exchanged. In addition, our ability to repurchase or to pay cash upon exchange of the Exchangeable Notes may be limited by law, regulatory authority, the Loan Agreement and future indebtedness.

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under the Loan Agreement and other agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes.

The exchange feature of the Exchangeable Notes may adversely affect our financial condition and operating results.

On or after January 21, 2021 and prior to the earlier of (i) the close of business on the scheduled trading day immediately preceding a mandatory exchange notice for the Exchangeable Notes, which would be triggered by the occurrence of any of certain mandatory exchange trigger events specified in the EN Indenture, and (ii) the close of business on the second scheduled trading day immediately preceding the interest record date, holders of Exchangeable Notes will be entitled to exchange the Exchangeable Notes at any time during at their option.  If one or more holders elect to exchange their Exchangeable Notes, unless we elect to satisfy our exchange obligation by delivering solely ordinary shares (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our exchange obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to exchange their Exchangeable Notes, the relevant accounting rules are complex and, depending on how we are required to treat the Exchangeable Notes under applicable accounting rules, our liabilities could be significantly impacted.

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

Unless and until we can generate a substantial amount of revenue from our sulopenem program or future product candidates, we expect to finance our future cash needs through equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. In addition, in connection with the Private Placement, we agreed to undertake an offering of subscription rights to purchase additional Securities (the Rights Offering) to all of our other shareholders. We may also be required to issue ordinary shares upon exchange of the Exchangeable Notes upon the terms and conditions specified therein, which would result in additional dilution to our shareholders. We may also seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We filed a universal shelf registration statement on Form S-3 (Registration No. 333-232569) with the SEC, which was declared effective on July 16, 2019, and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine.

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

Because we have limited financial resources, we have focused our sulopenem development program on the specific indications of uncomplicated urinary tract infections (uUTI), complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential.

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

We currently have no products approved for sale and have invested substantially all of our efforts and financial resources in the development of our sulopenem program as the first and only oral and intravenous (IV) branded penem available globally. Our near-term prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize oral sulopenem and sulopenem. The success of our sulopenem program will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including completion of our two ongoing Phase 3 clinical trials of oral sulopenem and sulopenem;
•	clinical trial results with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
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

For example, we present data from clinical trials conducted by Pfizer Japan in the 1990s. The data from those clinical trials is not directly comparable to data from clinical trials that would be conducted today or the data that we anticipate from our Phase 3 program for a variety of reasons, including that protocols were designed for different purposes and as a consequence had different enrollment and efficacy evaluation criteria. For example, while a subjective investigator assessment of outcome is typically included in all cUTI protocols and was performed in the Japanese program, more structured endpoints are required as part of current FDA guidelines for registrational trials. Current FDA guidelines define the primary efficacy outcome based on both clinical and microbiological success. The structured endpoint in the Japanese program assessed outcome based on resolution of pyuria and microbiologic outcome. In addition, the pathogens isolated in the course of a clinical trial will vary depending on the types of patients enrolled, the geographic location of the sites that contribute to the study and the year in which the study is performed. While the organisms seen in the Japanese study are similar to those we anticipate in the Phase 3 program, we expect the frequency distribution of these pathogens may be different. Furthermore, adverse event reports can vary by geographic region and we may see a different adverse event rate and different types of events in patients that we study in the Phase 3 program relative to the experience in Japan.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. While enrollment has completed for all three of our Phase 3 clinical trials, we may not be able to initiate, continue or complete other clinical trials of oral sulopenem, sulopenem or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

We have not previously completed Phase 3 clinical trials of oral sulopenem or sulopenem in the indications uUTI and cUTI, and we have not documented to the satisfaction of regulators that these treatments are effective in treating uUTIs and cUTIs in humans. Although we believe that oral sulopenem and sulopenem have the potential to treat uUTIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, the results of these preclinical studies and clinical trials are not necessarily predictive of the results of our ongoing Phase 3 clinical trials, and we cannot guarantee that oral sulopenem and sulopenem will demonstrate the expected efficacy in clinical trial patients. For example, while we believe that that sulopenem has the potential to treat cIAIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary FDA endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI clinical trial.  While we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or that they will support any data from our ongoing Phase 3 uUTI and cUTI clinical trials indicating efficacy of oral sulopenem or sulopenem in those indications.  We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials.

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

While the active pharmaceutical ingredient in the bilayer tablet is sulopenem etzadroxil, the combination product with probenecid has not yet been tested extensively in patients. In the cIAI trial, among 668 treated patients, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem.  While we believe these results support  a positive safety and tolerability profile for sulopenem, in future trials there may be unforeseen serious adverse events or side effects that differ from those seen in the cIAI Phase 3 trial, in Phase 1 normal healthy volunteers with oral sulopenem or  the prior post-marketing experience with probenecid. There may also be unexpected adverse events associated with probenecid that have not been seen to date. We may alos see higher rates of adverse events than were reported in the clinical trials Pfizer conducted in Japan.

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

There are also a number of oral product candidates in clinical development by third parties that are intended to treat UTIs. Some mid- to late-stage product candidates include gepotidacin from GlaxoSmithKline, tebipenem pivoxil from Spero Therapeutics, Inc., delafloxacin from Melinta Therapeutics, Inc., pivmecillinam from Utility Therapeutics Limited, and ETX0282CPDP (a novel ß-lactamase inhibitor combined with cefpodoxime proxetil) from Entasis Therapeutics Holdings Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from Allergan plc and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla, Xerava from Tetraphase Pharmaceuticals, Inc., Recarbrio from Merck & Co, and recently, Fetroja from Shionogi & Co., Ltd.  In addition, Nabriva Therapeutics plc’s Contepo is an IV-administered product candidate in late-stage clinical development intended to treat resistant gram-negative infections and Allecra Therapeutics recently announced that its IV administered product candidate cefepime-enmetazobactam met the EMA and FDA primary endpoint in its phase 3 clinical trial for the treatment of cUTIs.

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

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotics Incentives Now Act (the GAIN Act). The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products (QIDP). One such incentive is that, once a product receives QIDP designation and completes the necessary clinical trials and is approved by the FDA, it will be given an additional five years of regulatory exclusivity regardless of whether it is protected by a patent, provided that it is already eligible for another type of regulatory exclusivity. The FDA has designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. In December 2016, the Cures Act was passed, providing additional support for the development of new infectious disease products. These incentives may result in more competition in the market for new antibiotics, and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of product candidates that could be competitive with oral sulopenem, sulopenem and our other product candidates.

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

We currently expect that sulopenem IV, if approved, will be administered in a hospital setting, and oral sulopenem, if approved, will be used in a community setting and possibly be administered in a hospital inpatient setting as well. In the United States, third-party payors generally reimburse hospitals a single bundled payment established on a prospective basis intended to cover all items and services provided to the patient during a single hospitalization. Hospitals bill third-party payors for all or a portion of the fees associated with the patient’s hospitalization and bill patients for any deductibles or co-payments. Because there is typically no separate reimbursement for drugs administered in a hospital inpatient setting, some of our target customers may be unwilling to adopt our product candidates in light of the additional associated cost. If we are forced to lower the price we charge for our product candidates, if approved, our gross margins may decrease, which would adversely affect our ability to invest in and grow our business.  Centers for Medicare and Medicaid Services (CMS) recently revised its reimbursement system for certain antibiotics in order to address challenges associated with antimicrobial resistance.  Based on the final rule published on August 2, 2019, CMS is finalizing an alternative new technology add-on payment pathway for certain breakthrough devices, and under this policy, a QIDP product will be considered new and will not need to demonstrate that it meets the substantial clinical improvement criterion.  Instead it will only need to meet the cost criterion.  CMS has also increased the new technology add-on payment percentage to 75 percent for an antimicrobial designated by the FDA as a QIDP. As this rule has only recently been implemented, we cannot at present assess its potential impact on sulopenem.

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

Although we are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. For those countries in which we choose not to commercialize directly ourselves, we intend to seek to commercialize oral sulopenem and sulopenem through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements but plan to initiate discussions with potential commercial partners.   The EN Indenture and RLN Indenture each contain restrictions on entering into collaborations requiring consent of a portion of the holders of each of the Exchangeable Notes and RLNs.  There is no guarantee that consent will be forthcoming.

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

We currently rely on a small number of third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates although negotiations are well advanced. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements.

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

The FDA designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status provides the potential for a more rapid review cycle for an NDA and could add five years to any regulatory exclusivity period that we may be granted.  However, that does not guarantee that we will receive any regulatory exclusivity or that any such exclusivity will be for a period sufficient to provide us with any commercial advantage. Moreover, we do not own or license any patent directed to the compound sulopenem.

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

•	we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible our pending patent applications, and any future patent applications, will not lead to issued patents or afford meaningful protection for our product candidates;
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

Moreover, the standards that the USPTO and foreign patent office’s use to grant patents are not always applied predictably or uniformly and can change. Consequently, any patents we currently license or may own or license in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our products. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the United States or other countries may be applied retroactively to affect the ownership, validity, enforceability or term of patents we currently license or may own or license in the future.

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or a patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents covering our products, our competitors might be able to enter the market, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We have registered trademarks for “Iterum” in the United States, European Union, Japan, Switzerland and Canada. If we are unable to secure registrations for our trademarks in other countries, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. We are in the process of registering trademarks for our product candidates in the United States, Europe and Canada. Any trademark applications we have filed for our product candidates or may file in the future are not guaranteed to be allowed for registration, and even if they are, we may fail to maintain or enforce such registered trademarks. During trademark registration proceedings in the United States, Europe, Canada and other jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

Although we have QIDP status and fast track designation for sulopenem and oral sulopenem for the indications of uUTI, cUTI and cIAI (and for the indications of community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease) which may provide for a more rapid new drug application review cycle, the time required to obtain approval, if any, by the FDA and comparable foreign authorities is unpredictable and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we or they receive regulatory approval of an NDA from the FDA.

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit.  Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.  The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

If we receive regulatory approval for any product candidate, we will be subject to ongoing obligations and continuing regulatory review, which may result in significant additional expense. Our product candidates, including oral sulopenem and sulopenem, if approved, could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if approved.

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

•

the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” and its implementing regulations, which imposes annual disclosure requirements to the CMS on certain manufacturers of drugs, biologics, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions), of certain payments or other transfers of value made to physicians and teaching hospitals, as well as ownership or investment interests held by physicians and their immediate family members;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices.  Under this blueprint for action, the Trump administration indicated that HHS will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

        Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, the Irish Criminal Justice (Corruption Offenses) Act 2018, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in that existing laws might be administered or interpreted.

        Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

        We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the trade control laws.

        There is no assurance that we will be effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including trade control laws. If we are not in compliance with the FCPA and other anti-corruption laws or trade control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or trade control laws by U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union (EU), including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which took effect across all member states of the European Economic Area (EEA), in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data (including health and other sensitive data), including the following: to provide information to individuals regarding data processing activities; to implement safeguards to protect the security and confidentiality of personal data; to make a mandatory breach notification in certain circumstances; and to take certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater. The GDPR also confers a private right of action on data subjects to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data adding to the complexity of processing personal data in the EU.

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

In the future, we may enter into transactions to acquire other businesses, products or technologies. Any such proposed acquisitions may be subject to the consent of certain holders of the Securities in accordance with the terms and conditions of the Securities as well as the prior written consent of SVB pursuant to the terms of our credit facility with SVB.  If we do identify suitable candidates for acquisition, we may not be able to make such acquisitions on favorable terms, or at all, and we may not be able to obtain approval of or consent to such acquisitions from holders of the Securities or SVB.  Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our ordinary shares or other equity securities to the shareholders of the acquired company, which would reduce the percentage ownership of our then current shareholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and nondisruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

Risks Related to Taxation

We have been a passive foreign investment company for U.S. federal income tax purposes in the past and we could be a passive foreign investment company in the future, which could subject U.S. Holders to adverse U.S. federal income tax consequences.

We were a passive foreign investment company (PFIC) for U.S. federal income tax purposes for our taxable year ended December 31, 2017. Based on our gross income and average value of our gross assets, we do not believe we (or our wholly owned non-U.S. subsidiary) were a PFIC for the taxable year ended December 31, 2018 or for any subsequent completed taxable year.  We do not expect to be a PFIC for the taxable year ending December 31, 2020; however, our status, and the status of our non-U.S. subsidiary, in any taxable year will depend on our assets and activities in that taxable year. As this is a factual determination made annually after the end of each taxable year, there can be no assurances as to our PFIC status for the current taxable year or any future taxable year.

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

If we are a PFIC in any taxable year in which a U.S. Holder holds shares, subject to the next sentence, we always will be a PFIC with respect to those shares, regardless of the results of the PFIC Income Test or the PFIC Asset Test as applied to us in subsequent taxable years.  However, under applicable Treasury regulations, if the preceding sentence applies to a U.S. Holder we will cease to be treated as a PFIC with respect to that U.S. Holder if, in the manner and at the time required by those regulations, the U.S. Holder elects to recognize (and pay tax on, in the manner described in the next paragraph) any unrealized gain in the shares of our stock owned by that U.S. Holder.

If we are a PFIC and a U.S. Holder does not make a mark-to-market election (discussed below) with respect to our ordinary shares, under the so-called “excess distribution” regime that U.S. Holder may be subject to adverse tax consequences, including deferred tax and interest charges, with respect to certain distributions on our ordinary shares, any gain realized on a disposition of our ordinary shares and certain other events. The effect of these tax consequences could be materially adverse to the shareholder. If, in any taxable year during which a U.S. Holder holds our ordinary shares and our non-U.S. subsidiary is a PFIC (i.e., a lower-tier PFIC), such U.S. Holder would be treated as owning a proportionate amount (by value) of the shares of the lower-tier PFIC and would be taxed under the excess distribution regime on distributions by the lower-tier PFIC and on gain from the disposition of shares of the lower-tier PFIC even though such U.S. Holder would not receive the proceeds of those distributions or dispositions.

If a U.S. Holder makes a valid, timely mark-to-market election with respect to our ordinary shares, that U.S. Holder will recognize as ordinary income or loss in each taxable year that we meet the PFIC Income Test or PFIC Asset Test an amount equal to the difference between that U.S. Holder’s adjusted basis in our ordinary shares and the fair market value of the ordinary shares, thus also possibly giving rise to phantom income and a potential out-of-pocket tax liability. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. U.S. Holders should also be aware that the mark-to-market election generally will not be available with respect to any of our subsidiaries that is a PFIC and that gain recognized on the sale of our ordinary shares that is attributable to a subsidiary that is a PFIC may result in such gain being subject to deferred tax and interest charges.

In certain circumstances a U.S. Holder may make a qualified electing fund, or “QEF election,” under the U.S. federal income tax laws with respect to that holder’s interest in a PFIC. Such an election may mitigate some of the adverse U.S. federal income tax consequences that could otherwise apply to a U.S. Holder under the excess distribution regime.  However, we do not expect to provide U.S. Holders with the information necessary to make a valid QEF election, and such holders should assume that a QEF election will not be available.

If the IRS determines that we are not a PFIC, and a U.S. Holder previously paid taxes pursuant to a mark-to-market election, that holder may have paid more taxes than the holder legally owed.

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

Future U.S. legislation, U.S. Treasury regulations and IRS rulings could affect the U.S. federal income tax treatment of us and U.S. Holders of our ordinary shares, possibly with retroactive effect.

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

We have never declared or paid cash dividends on our ordinary shares and we do not expect to pay dividends for the foreseeable future. To the extent that we do make dividend payments (or other returns to shareholders that are treated as “distributions” for Irish tax purposes), it should be noted that, in certain limited circumstances, dividend withholding tax (at a rate of 20% prior to December 31, 2019 but increasing to a rate of 25% from January 1, 2020) may arise in respect of dividends paid on our ordinary shares. A number of exemptions from dividend withholding tax exist, such that shareholders resident in EU member states (other than Ireland) or other countries with which Ireland has signed a double tax treaty, which includes the United States, should generally be entitled to exemptions from dividend withholding tax provided that the appropriate documentation is in place. The ability of a U.S. Holder to credit any Irish dividend withholding tax against that U.S. Holder’s tentative U.S. federal tax liability may be subject to limitations.

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

If we fail to maintain compliance with the listing requirements of the Nasdaq Global Market, we may be delisted and the price of our ordinary shares, our ability to access the capital markets and our financial condition could be negatively impacted.

Our ordinary shares are currently listed on the Nasdaq Global Market. To maintain the listing of our ordinary shares on the Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our officers, directors and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50.0 million.

On March 4, 2020, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC notifying us that the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) (MVLS Rule) for continued listing on the Nasdaq Global Market, as the market value of our listed securities was less than $50.0 million for the previous

30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until August 31, 2020, to regain compliance with the MVLS Rule. To regain compliance, during this 180-day compliance period, the market value of our listed securities must be at least $50.0 million or more (measured based on closing prices) for a minimum of 10 consecutive business days. In the event that we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the 180-day compliance period, we will receive written notification from Nasdaq that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. If we do not regain compliance within the 180-day compliance period, we may also transfer the listing of our ordinary shares to the Nasdaq Capital Market, provided that we then meet the applicable requirements for continued listing on the Nasdaq Capital Market.

There can be no assurance that we will be successful in maintaining the listing of our ordinary shares on the Nasdaq Global Market, or, if transferred, on the Nasdaq Capital Market. This could impair the liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our ordinary shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.   The delisting of our ordinary shares from The Nasdaq Stock Market could also negatively impact our financial condition as it would constitute (i) an event of default under the Loan Agreement, which could lead to an acceleration of amounts due under the Loan Agreement and foreclosure upon and/or sale or other liquidation of all of our and our subsidiaries’ assets, including intellectual property; and (ii) a fundamental change under the Exchangeable Note Indenture, which could trigger an obligation for us to repurchase the Exchangeable Notes at a repurchase price of 300% of the principal amount of the outstanding Exchangeable Notes.

Through the RLNs, we transferred to the holders thereof rights to receive certain payments in connection with commercial sales of sulopenem, which may reduce our ability to realize potential future revenue from such sales.

As part of the Private Placement, Iterum Bermuda issued RLNs, and in connection with the Rights Offering Iterum Bermuda may issue further RLNs, which entitle the holders thereof to certain payments in connection with commercial sales of sulopenem.  Holders of RLNs are entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (each, a Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uncomplicated urinary tract infections and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of complicated urinary tract infections but has not received FDA approval for treatment of uncomplicated urinary tract infections.

Prior to the End Date, Iterum Bermuda will be obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (the Maximum Return). The principal amount of the RLNs, equal to $0.04 per RLN, is the last portion of the Maximum Return amount to which payments from Specified Net Revenue are applied. If any portion of the principal amount of the outstanding RLNs has not been paid as of the End Date, Iterum Bermuda must pay the unpaid portion of the principal amount. If Iterum Bermuda fails to pay any amounts on the RLNs that are due and payable, such defaulted amounts will accrue default interest at a rate per annum equal to the prime rate plus three percent (3.00%). Default interest will also accrue on the Principal Amount Multiple (as defined in the RLN Indenture) as a result of certain other defaults under the RLN Indenture at a rate per annum equal to four percent (4.00%).

Iterum Bermuda may at any time redeem for cash all, but not less than all, of the RLNs, at its option. The redemption price per RLN will be equal to the Maximum Return for each RLN, less payments made through and including the redemption date, plus certain accrued but unpaid default interest (if any). Upon a change of control of our company, we will require the ultimate beneficial owner or owners controlling the acquiring person or persons to guarantee the obligations of Iterum Bermuda under the RLN Indenture. In the event that a change of control occurs before we receive FDA approval with respect to one or more specified sulopenem products, the redemption price per RLN will be reduced to 50% of the Maximum Return for each RLN, less payments made through and including the redemption date, plus certain accrued but unpaid default interest (if any).

The payment obligations under the RLNs may reduce the revenue we are able to derive from commercial sales of sulopenem and a redemption of the RLNs would require us to use our cash resources, which could adversely affect the value of our company and the prices that investors are willing to pay for our ordinary shares and could adversely affect our business, financial condition and results of operations.

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

Based on shares outstanding as of February 29, 2020, our executive officers, directors, holders of 5% or more of our ordinary shares and their respective affiliates beneficially own in the aggregate approximately 60.6% of our outstanding ordinary shares, not including any ordinary shares issuable upon exchange of any of the Exchangeable Notes purchased by them in the Private Placement. Following the exchange of any of these Exchangeable Notes for ordinary shares, this ownership percentage could increase. As a result of their share ownership, these holders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring shareholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that our other shareholders may feel are in their best interest.

If these holders, along with the other investors in the Private Placement, including Sarissa, were to exchange their Exchangeable Notes for ordinary shares, based on shares outstanding as of February 29, 2020, such holders and investors in the Private Placement would beneficially own in the aggregate approximately 88.2% of our outstanding ordinary shares.

In addition to the ability to participate generally in shareholder votes to the extent of their ownership of our ordinary shares, pursuant to the 2020 Investor Rights Agreement entered into in connection with the Private Placement, for so long as Sarissa and its affiliates own at least 12.5% of our outstanding ordinary shares on a fully diluted basis, Sarissa will have the right to designate two directors to our board of directors and, for so long as Sarissa and its affiliates own at least 5% but less than 12.5%, Sarissa will have the right to designate one director to our board of directors.  Also, some of the other holders of Exchangeable Notes are affiliates of current members of our board of directors.  As a result, Sarissa and shareholders affiliated with our directors have significant influence over the election of directors to our board or directors and other matters.

In addition, pursuant to the terms of the 2020 Investor Rights Agreement, for so long as Sarissa owns 10% of our outstanding ordinary shares on a fully diluted basis, Sarissa will have a right of first offer with respect to our future proposed equity financings up to that portion of such new securities which equals Sarissa’s percentage ownership of our outstanding ordinary shares on a fully diluted basis, subject to specified exceptions for certain exempt issuances and pursuant to specified procedures. Moreover, Sarissa and other shareholders affiliated with our directors have certain veto rights with respect to negative covenants in the EN Indenture and the RLN Indenture.

As a result of the voting power and board designation rights of these holders, the ability of other shareholders to influence our management and policies could be limited.

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

A substantial portion of our outstanding ordinary shares is currently restricted as a result of federal securities laws but can be sold at any time subject to applicable volume limitations.  In addition, the Exchangeable Notes that we issued in the Private Placement and the further Exchangeable Notes that we may issue in the Rights Offering are, or may become, exchangeable for our ordinary shares upon the terms and conditions specified therein, and, as set forth in the 2020 Investor Rights Agreement, we have agreed to file a registration statement covering the ordinary shares issuable in connection with the exchange of the Exchangeable Notes, among other securities. Under the 2020 Investor Rights Agreement, we have agreed to file an initial registration statement covering the resale of such securities by the holders thereof within 10 business days following the later of (x) the earlier of (I) the consummation of the Rights Offering and (II) January 21, 2021 and (y) the date on which the number of our unissued ordinary shares available for issuance (less certain reserved shares) is greater than the total number of ordinary shares issuable upon exchange of the then-outstanding Exchangeable Notes.  Upon the effectiveness of such registration statement, such shares will be able to be sold by the holders thereof without further restriction.

Furthermore, ordinary shares that are issuable upon exercise of outstanding options, or reserved for future issuance under our equity incentive plans or issuable upon exercise of outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If any of these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we engaged and continue to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.  Additionally, we will be unable to issue securities in the public markets through the use of a shelf registration if we are not in compliance with Section 404.

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

Our Articles contain provisions that may delay or prevent a change of control, discourage bids at a premium over the market price of our ordinary shares, and adversely affect the market price of our ordinary shares and the voting and other rights of the holders of our ordinary shares. These provisions include:

•	dividing our board of directors into three classes, with each class serving a staggered three-year term;
•	permitting our board of directors to adopt a shareholder rights plan upon such terms and conditions as it deems expedient and in our best interests;
•	permitting our board of directors to issue preference shares, with such rights, preferences and privileges as they may designate;

•	establishing an advance notice procedure for shareholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors; and
•	imposing particular approval and other requirements in relation to certain business combinations.

These provisions would apply even if the offer may be considered beneficial by some shareholders. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management team by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Provisions in the EN Indenture and RLN Indenture may deter or prevent a business combination that may be favorable to the holders of our ordinary shares.

If a fundamental change occurs prior to the interest record date of the Exchangeable Notes, holders of the Exchangeable Notes will have the right, at their option, to require us to repurchase for cash all or a portion of their Exchangeable Notes.  The negative covenants in the EN Indenture also prohibit us from undergoing a change of control transaction, other than a transaction in which each Exchangeable Note holder receives cash consideration of at least 300% of the outstanding principal amount of its notes. Furthermore, the EN Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Exchangeable Notes, the EN Indenture and the guarantees.  In addition, the RLN Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the RLNs, the RLN Indenture and the guarantees and the RLN Indenture prohibits us from selling, transferring or assigning certain assets and prohibits Iterum Bermuda, the Guarantors or any of our significant subsidiaries from undergoing a change of control, other than in connection with a change of control of us.  These and other provisions in the EN Indenture and the RLN Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to the holders of our ordinary shares.

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

In addition, based on the current exchange rate pursuant to the EN Indenture and assuming physical settlement, we may be required to issue to Sarissa, upon exchange of the Exchangeable Notes it purchased in the Private Placement, ordinary shares representing approximately 22.5% of our fully diluted issue share capital.  However, the final number of ordinary shares issuable to Sarissa pursuant to these Exchangeable Notes will depend on the extent to which we elect physical settlement as the exchange method and on the exchange rate at the time of exchange, which may be adjusted pursuant to the terms of the EN Indenture and could result in our being obligated to issue to Sarissa ordinary shares representing 30% or more of our issued voting share capital.  While we intend to seek a waiver from the Irish Takeover Panel of any resulting obligation of Sarissa to make a general offer as a result of exchange of these Exchangeable Notes, we cannot be certain that we will be able to obtain such a waiver, and we expect that such a waiver would be conditioned upon the passing of a resolution, on a poll, by our independent shareholders to approve a maximum potential issuance to Sarissa of up to 60% of our ordinary shares as a result of the exchange of these Exchangeable Notes.

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

We do not currently have sufficient authorized share capital or share issuance authorities to convert all of the Exchangeable Notes into ordinary shares, and the number of ordinary shares issuable upon conversion of the Exchangeable Notes could increase.

Under Irish law, a company may only issue shares up to the maximum authorized share capital contained in the company’s Constitution. We are currently authorized to issue up to 50,000,000 ordinary shares of $0.01 each, of which 32,698,940 are currently unissued or unreserved and therefore available for issuance. In addition, Irish law requires that the Board of Directors must be authorized by the shareholders in order to issue shares and to dis-apply statutory pre-emption rights. Our Board of Directors is currently authorized to issue up to the amount of our authorized share capital, and to dis-apply the statutory pre-emption right for such issuances. Based on the current exchange rate pursuant to the EN Indenture and assuming physical settlement, our outstanding Exchangeable Notes would exchange into an aggregate of 51,588,000 ordinary shares. In addition, the EN Indenture requires us to increase the exchange rate upon certain events, which would increase the number of ordinary shares deliverable on an exchange. While the Private Placement documents require us to seek and increase of our authorized shares, we can provide no assurances that these approval will be obtained. If such approval is not obtained or we otherwise do not have sufficient authorized shares and share issuance authorities to satisfy our exchange obligations under the Exchangeable Notes, we will be limited to issuing 32,698,940 ordinary shares on conversion of the Exchangeable Notes (regardless of the exchange rate) with the excess being capable of cash settlement only. This could adversely affect our liquidity and/or we may not have sufficient cash available at that time to satisfy such cash settlement.  In addition, if such approval is not obtained, we would be limited in our ability to issue equity for other purposes which could adversely affect our shareholders and our ability to raise additional capital.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  This risk is especially relevant for us because pharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years.  In addition, we may be subject to securities class action litigation as a result of the Private Placement and/or Rights Offering.  If we face any such litigation, it could result in substantial costs and a diversion of management’s attention and our resources, which could harm our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

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

Holders of Record

On February 29, 2020, we had approximately 18 shareholders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid cash dividends on our ordinary shares and do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. Any determination to pay dividends in the future will be at the sole discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors our board of directors deem relevant, and subject to compliance with applicable laws, including Irish Company law which requires Irish companies to have distributable reserves available for distribution equal to or greater than the amount of the proposed dividend. In addition, our ability to pay cash dividends is currently prohibited by the terms of our credit facility with Silicon Valley Bank.

Recent Sales of Unregistered Securities

  From January 1, 2019 through December 31, 2019, we sold and issued the following unregistered securities:

•

Pursuant to the terms of a subscription agreement with a supplier, as described in Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we issued the following ordinary shares on the following dates to the supplier at the respective prices set out below:

o	On July 15, 2019, we issued 17,222 ordinary shares at a price of $6.53 per share for an aggregate subscription price of $0.11 million;

o	On August 19, 2019, we issued 245,493 ordinary shares at a price of $6.79 per share for an aggregate subscription price of $1.67 million;

o	On September 30, 2019, we issued 199,056 ordinary shares at a price of $6.32 per share for an aggregate subscription price of $1.26 million.

Our wholly owned subsidiary, Iterum Therapeutics International Limited, paid the aggregate subscription price for each subscription to us in satisfaction of the supplier’s obligation to pay the subscription monies to us and Iterum Therapeutics International Limited’s obligation to pay certain amounts due and owing under certain commercial agreements entered into between such subsidiary and the supplier.

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

We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts and commissions, in connection with any of the issuances of securities listed above. All of the foregoing securities were deemed restricted securities for purposes of the Securities Act at the time of issue.

Use of Proceeds from Registered Securities

Not applicable.

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

Overview

We are a pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have also successfully developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to herein as oral sulopenem. Both sulopenem product candidates have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones. We see two distinct opportunities for our sulopenem program: patients at elevated risk for treatment failure in the community setting suffering from uncomplicated urinary tract infections (uUTI) and hospitalized patients suffering from complicated, antibiotic-resistant infections.

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which includes: a Phase 3 uUTI clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We are conducting the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. We completed enrollment in our uUTI and cUTI clinical trials in the fourth quarter of 2019 and expect to produce topline data around the end of the first quarter of 2020.  If these data are positive, we expect to have an opportunity to file two new drug applications (NDAs), one for oral sulopenem and one for IV sulopenem, around mid-2020, which we expect would enable potential FDA approval in the first half of 2021.  In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial; however, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections.  EMA Scientific Advice received by us, consistent with the existing Guidance for this indication, supports an endpoint assessed earlier than the primary study endpoint and a non-inferiority margin of -12.5%.

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

On January 21, 2020, we completed a private placement (Private Placement) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities) to a group of accredited investors.  The Securities were sold in units (the Units) with each Unit consisting of an Exchangeable Note in the original principal amount $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.  The Exchangeable Notes are exchangeable for our ordinary shares at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes

(equivalent to an initial exchange price of approximately $1.00 per ordinary share), subject to specified limitations. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs.  Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Securities of approximately $46.7 million, after deducting placement agent fees and estimated offering expenses.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of December 31, 2019, we had an accumulated deficit of $234.9 million. We expect to continue to incur significant expenses for the foreseeable future as we advance our sulopenem program through Phase 3 clinical trials, seek regulatory approval and engage in market preparation and pre-commercialization activities. In addition, if we obtain marketing approval for oral sulopenem and sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We are currently evaluating our commercialization strategy in the United States and other territories. We may also incur expenses in connection with the establishment of additional sources for the manufacture of sulopenem tablets and IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of December 31, 2019, we had cash, cash equivalents and restricted cash of $4.9 million. In January 2020, we received net proceeds of approximately $46.7 million from the sale of the Securities. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern for at least one year from the date this Annual Report on Form 10-K is issued. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of oral sulopenem or sulopenem in the near future. If our development efforts for our sulopenem program are successful and result in regulatory approval and/or license agreements with third parties, we may generate revenue in the future from product sales. To date, all of our revenue has been derived from our Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, award. We expect that our revenue for the foreseeable future will be derived primarily from payments under government awards that we may enter into in the future. In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. We received funding from CARB-X as we incurred qualifying expenses. During the years ended December 31, 2019, 2018 and 2017 we recognized revenue of $0.0 million, $0.9 million and $0.5 million, respectively, under this award.

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

Research and development activities are central to our business model. Product candidates in advanced stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, our research and development expenses increased substantially throughout 2019 as we substantially completed the Phase 3 clinical trials for our sulopenem program, increased personnel costs, including share-based compensation, conducted other clinical trials and prepared regulatory filings for oral sulopenem and sulopenem. This 2019 increase in research and development expenses was partially offset by clinical milestone payments of $15.0 million made to Pfizer in 2018 upon first patient dosing of oral sulopenem and sulopenem in a Phase 3 clinical trial.

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

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials, including unexpected topline data of our uUTI and cUTI clinical trials, which we currently expect to report around the end of the first quarter of 2020.  For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial; however, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates.

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

Share-Based Compensation

We measure share options and other share-based awards granted to employees and directors with service based vesting conditions only based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award, using the straight-line method.

We measure share-based awards granted to employees and directors with both performance and service based vesting conditions based on the fair value on the date of grant using the Monte Carlo simulation model. Compensation expense of those awards is recognized over the determined vesting period, the period over which all the specified vesting conditions are to be satisfied, using the straight-line method.

For awards granted to consultants and non-employees, compensation expense is recognized over the period during which services are rendered until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our ordinary shares and updated assumption inputs in the Black-Scholes option-pricing model or the Monte Carlo simulation model.

We classify share-based compensation expense in the consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The Black-Scholes option-pricing model uses key inputs and assumptions including the expected term of the option, share price volatility, risk-free interest rate, dividend yield, share price and exercise price which is equivalent to closing market value on the date of grant. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of share-based compensation expense.

The Monte Carlo simulation model uses key inputs and assumptions including share price volatility, risk-free interest rate, the expected date of satisfaction of vesting conditions and share price. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of share-based compensation expense.

We have elected to account for forfeitures as they occur.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our operating losses for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018	Change
	(In thousands)
Revenue	$37	$869	$(832)
Operating expenses:
Research and development	90,774	68,647	22,127
General and administrative	11,284	8,781	2,503
Total operating expenses	$102,058	$77,428	$24,630
Operating loss	$(102,021)	$(76,559)	$(25,462)

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. We received funding from CARB-X as we incurred qualifying expenses. During the years ended December 31, 2019 and 2018, we recognized $0.0 million and $0.9 million of revenue, respectively, under this award. CARB-X funding was fully recognized as of March 31, 2019.

Research and Development Expenses

	Year ended December 31,
	2019	2018	Change
	(In thousands)
CRO and other preclinical, clinical trial and milestone related expenses	$71,962	$41,415	$30,547
Personnel related (including share-based compensation)	7,971	8,211	(240)
Chemistry, manufacturing and control (CMC) related expenses	7,560	17,782	(10,222)
Consulting fees	3,281	1,239	2,042
Total research and development expenses	$90,774	$68,647	$22,127

The increase in CRO and other preclinical, clinical trial and milestone related expenses of $30.5 million was primarily due to costs incurred related to our three Phase 3 clinical trials, which initiated in the third quarter of 2018, partially offset by clinical milestone payments of $15.0 million made to Pfizer in 2018 upon first patient dosing of oral sulopenem and sulopenem in a Phase 3 clinical trial. Personnel related expenses decreased by $0.2 million as a result of an increase in the recognition of U.S. and Irish research and development tax credits in 2019, partially offset by an increase in headcount in our CMC, clinical, regulatory and quality functions. Personnel related expenses for the years ended December 31, 2019 and 2018 included share-based compensation expense of $0.7 million and $0.4 million, respectively. CMC related expenses decreased by $10.2 million primarily as a result of the completion of manufacturing of clinical trial materials for our Phase 3 clinical trials in 2018 by our primary suppliers. The increase in consulting fees of $2.0 million was primarily due to an increase in consultants used for clinical trial activity.

General and Administrative Expenses

	Year ended December 31,
	2019	2018	Change
	(In thousands)
Personnel related (including share-based compensation)	$4,861	$4,114	$747
Facility related and other	3,308	2,465	843
Professional and consultant fees	3,115	2,202	913
Total general and administrative expenses	$11,284	$8,781	$2,503

Personnel related expenses increased by $0.7 million as a result of an increase in headcount in our general and administrative function. Personnel related expenses for the years ended December 31, 2019 and 2018 included share-based compensation expense of $1.0 million and $0.5 million, respectively. Facility related and other costs increased by $0.8 million primarily as a result of increased lease expenses, increased insurance related costs and higher board of directors compensation. Facility related and other costs for the years ended December 31, 2019 and 2018 included directors’ share-based compensation expense of $0.5 million and $0.4 million, respectively. Professional and consulting fees increased by $0.9 million primarily as a result of increased costs associated with operating as a public company.

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

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. We received funding from CARB-X as we incurred qualifying expenses. During the years ended December 31, 2018 and December 31, 2017, we recognized $0.9 million and $0.5 million of revenue under this award.

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

The increase in CRO and other preclinical, clinical trial and milestone related expenses of $36.8 million was primarily due to costs incurred related to our three Phase 3 clinical trials, which initiated in the year, as well as an increase in preclinical and Phase 1 clinical trial activity. During 2018, we made clinical milestone payments totaling $15.0 million to Pfizer, upon first patient dosing of oral sulopenem and sulopenem in a Phase 3 clinical trial. These milestone payments were recorded as research and development expenses. CMC related expenses increased by $2.5 million primarily due to process validation activities necessary for our regulatory filings. Personnel related expenses increased by $4.7 million as a result of an increase in headcount in our clinical development, CMC and regulatory functions. Personnel related expenses for the years ended December 31, 2018 and 2017 included share-based compensation expense of $0.4 million and $0.1 million, respectively. The decrease in consulting fees of $0.8 million was primarily due to the increase in employee headcount, reducing our need for outside consultants.

General and Administrative Expenses

	Year ended December 31,
	2018	2017	Change
	(In thousands)
Personnel related (including share-based compensation)	$4,114	$2,463	$1,651
Facility related and other	2,465	1,072	1,393
Professional and consultant fees	2,202	929	1,273
Total general and administrative expenses	$8,781	$4,464	$4,317

Personnel related expenses increased by $1.7 million as a result of an increase in headcount in our general and administrative function. Personnel related expenses for the years ended December 31, 2018 and 2017 included share-based compensation expense of $0.5 million and $0.3 million respectively. Facility related and other costs increased by $1.4 million primarily as a result of higher lease charges relating to our offices, increased insurance related costs and higher board of directors compensation. Facility related and other costs for the year ended December 31, 2018 included directors share-based compensation expense of $0.4 million. Professional and consulting fees increased by $1.3 million as a result of pre-commercialization activities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, debt raised under our financing arrangement with SVB and payments received under the funding arrangement with CARB-X. Through December 31, 2019, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares and $15.0 million from the first drawdown of our SVB loan. As of December 31, 2019, we had cash, cash equivalents, restricted cash and short-term investments of $4.9 million. In January 2020, we received net proceeds of approximately $46.7 million from the sale of units in the Private Placement.

On July 5, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019, and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine.

As discussed in the Overview in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe there is substantial doubt about our ability to continue as a going concern. Should we be unable to adequately finance our business, our results of operations, liquidity and financial condition would be materially and negatively affected, and we would be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Secured credit facility

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers), entered into a Loan and Security Agreement with SVB (Loan Agreement) pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing. A second draw of up to $15.0 million was available to us through October 31, 2019, upon satisfaction of either of the following: (i) the achievement by us of both non-inferiority and superiority primary endpoints from our Phase 3 uUTI trial, as well as reporting satisfactory safety data from the trial, or (ii) the achievement of non-inferiority primary endpoints from both our Phase 3 uUTI and cUTI trials, as well as reporting satisfactory safety data from the trials. A non-utilization fee of 1.50% of the aggregate undrawn principal amount was to apply if we satisfied the above conditions but chose not to draw down the second term loan. We did not satisfy the conditions for the second draw above before the deadline of October 31, 2019.

Required monthly amortization payments for the initial $15.0 million draw commenced on November 1, 2019 and total principal repayments of $1.0 million were made during the year ended December 31, 2019. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of either the term loan or the prepayment of the term loan. The final payment fee of $0.6 million, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

In connection with the initial $15.0 million draw, we issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon our IPO) at an exercise price of $18.85 per share. If the second term loan had been drawn down, each of SVB and LSF would have been automatically entitled to purchase additional ordinary shares in an aggregate amount equal to 2.50% of the second term loan divided by the applicable exercise price.

Obligations under the secured credit facility are secured by substantially all of our existing and future assets and the existing and future assets of our subsidiaries, including intellectual property.

In connection with the Private Placement, Iterum Bermuda was joined as a party to the Loan Agreement as a borrower and the Loan Agreement was amended to, among other things, modify the definition of subordinated debt to include the RLNs and Exchangeable Notes.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Net cash used in operating activities	$(78,885)	$(75,890)	$(30,604)
Net cash provided by / (used in) investing activities	40,101	(8,658)	(31,587)
Net cash (used in) / provided by financing activities	(974)	120,842	45,867
Effect of exchange rates on cash and cash equivalents	(22)	(108)	—
Net (decrease) / increase in cash	$(39,780)	$36,186	$(16,324)

Operating Activities

During the year ended December 31, 2019, operating activities used $78.9 million of cash, resulting from our net loss of $103.1 million, partially offset by net cash provided by changes in our operating assets and liabilities of $17.9 million and non-cash charges of $6.3 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of increases in accounts payable and accrued expenses, primarily due to increases in clinical trial expenses, and a decrease in prepaid expenses and other current assets, largely related to the use of prepayments previously made to contract research organizations, partially offset by an increase in other assets, primarily related to advance payments to a supplier for equipment, and a decrease in other liabilities as a result of payments made for operating leases.

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

Investing Activities

During the year ended December 31, 2019, net cash provided by investing activities of $40.1 million was primarily related to sales of short-term investments. During the year ended December 31, 2018, net cash used in investing activities of $8.7 million was related to purchases of short-term investments of $96.5 million and purchases of property and equipment of $0.1 million, partially offset by sales of short-term investments of $87.9 million. During the year ended December 31, 2017, net cash used in investing activities of $31.6 million was related to purchases of short-term investments of $53.3 million and fixed asset purchases of $0.8 million, partially offset by sales of short-term investments of $22.5 million.

Financing Activities

During the year ended December 31, 2019, net cash used in financing activities of $1.0 million was primarily related to principal repayments made to SVB. During the year ended December 31, 2018, net cash provided by financing activities was $120.8 million and consisted of net cash proceeds from the issuance of Series B-2 preferred shares in February 2018 (which converted to ordinary shares in connection with our IPO) of $32.2 million, net cash proceeds from the issuance of ordinary shares in May and June 2018 associated with our IPO of $74.2 million and net cash proceeds from the SVB loan drawdown of $14.4 million. During the year ended December 31, 2017, net cash provided by financing activities was $45.9 million, and consisted of gross cash proceeds from the issuance of Series B-1 preferred shares in May 2017.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we conduct our ongoing and planned clinical trials of oral sulopenem and sulopenem, seek marketing approval for such product candidates if clinical trials are successful, and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials for oral sulopenem and sulopenem, which include our planned Phase 1 clinical trials related to pediatric indications;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
•

establish a sales, marketing and distribution infrastructure to commercialize oral sulopenem and sulopenem in the United States if we obtain marketing approval from the FDA and we choose to commercialize directly in the United States;

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing clinical trials of oral sulopenem and sulopenem, including our two ongoing Phase 3 clinical trials;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we have applied for or may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

•	the amount and timing of any payments we are obligated to make in connection with the RLNs;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property related claims;
•	the costs of operating as a public company; and
•	the extent to which we in-license or acquire other products and technologies.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our secured credit facility with SVB, the RLNs and the Exchangeable Notes each impose operating and other restrictions on us. Such restrictions affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends, incur additional indebtedness, undergo a change of control and enter into certain collaborations, strategic alliances or other similar partnerships, among other things. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Operating lease commitments (1)	$6,079	$1,099	$1,998	$1,387	$1,595
Principal loan repayments	13,966	6,207	7,759	—	—
Total	$20,045	$7,306	$9,757	$1,387	$1,595
____________
(1) See note 7 to the consolidated financial statements for further details regarding leases.

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

In June 2016, we entered into an agreement with a supplier whereby we agreed to pay $2.8 million (€2.5 million) to the supplier to acquire equipment, which will be used solely to manufacture product for us. In June 2018, we entered into a supplemental agreement with this supplier whereby we agreed to pay an additional $2.3 million (€2.1 million) for additional equipment and dedicated personnel under the same terms of the original agreement. These payments will be offset against the price of the product to be supplied under a future supply agreement. No balance remained outstanding to the supplier as of as of December 31, 2019.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2019, we had cash, cash equivalents of $4.8 million, consisting of cash only. We did not have any marketable securities as of December 31, 2019.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2019 and 2018, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the years ended December 31, 2019, 2018 and 2017.

The interest rate on our secured credit facility is sensitive to changes in interest rates. Interest accrues at a per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate. The Wall Street Journal prime rate increased from 4.75% to 5.00% on June 14, 2018, to 5.25% on September 27, 2018, to 5.50% on December 20, 2018, and decreased to 5.25% on August 1, 2019, to 5.00% on September 19, 2019 and then to 4.75% on October 31, 2019.

Item 8. Financial Statements and Supplementary Data.

ITERUM THERAPEUTICS PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Iterum Therapeutics plc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iterum Therapeutics plc and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred shares and shareholder’s (deficit)/equity, and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASC Topic 842, Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Dublin, Ireland
March 12, 2020

ITERUM THERAPEUTICS PLC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$4,801	$44,551
Short-term investments	—	40,000
Prepaid expenses and other current assets	6,887	8,390
Current portion of restricted cash	30	30
Total current assets	11,718	92,971
Property and equipment, net	572	700
Restricted cash, less current portion	60	90
Other assets	13,401	4,110
Total assets	$25,751	$97,871
Liabilities and shareholders’ (deficit) / equity
Current liabilities:
Accounts payable	$15,486	$4,041
Accrued expenses	12,458	7,046
Current portion of long-term debt	5,800	1,019
Other current liabilities	3,042	—
Income taxes payable	200	113
Total current liabilities	36,986	12,219
Long-term debt, less current portion	7,625	13,079
Other liabilities	7,378	951
Total liabilities	$51,989	$26,249
Commitments and contingencies (Note 12)
Shareholders’ (deficit) / equity:
Ordinary shares, $0.01 par value per share: 50,000,000 shares authorized, 14,868,973 shares issued at December 31, 2019; 50,000,000 shares authorized, 14,352,046 shares issued at December 31, 2018	149	144
Additional paid-in capital	208,536	203,271
Accumulated deficit	(234,923)	(131,793)
Total shareholders' (deficit) / equity	(26,238)	71,622
Total liabilities and shareholders’ (deficit) / equity	$25,751	$97,871

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended December 31,
	2019	2018	2017
Revenue	$37	$869	$508
Operating expenses:
Research and development	(90,774)	(68,647)	(25,499)
General and administrative	(11,284)	(8,781)	(4,464)
Total operating expenses	(102,058)	(77,428)	(29,963)
Operating loss	(102,021)	(76,559)	(29,455)
Interest (expense) / income, net	(861)	(426)	277
Other income, net	196	401	216
Total other (expense) / income	(665)	(25)	493
Loss before income taxes	(102,686)	(76,584)	(28,962)
Income tax expense	(444)	(472)	(444)
Net loss and comprehensive loss	(103,130)	(77,056)	(29,406)
Net loss attributable to ordinary shareholders	$(103,130)	$(77,056)	$(29,406)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(7.10)	$(8.82)	$(170.84)
Weighted average ordinary shares outstanding – basic and diluted	14,518,036	8,734,109	172,130

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Convertible Preferred Shares and Shareholders’ (Deficit) / Equity

(In thousands, except share and per share data)

	Convertible Preferred Shares		Ordinary Shares		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2016	3,032,457	$30	413,110	$4	$47,995	$(25,331)	$22,668
Issuance of Series B convertible preferred shares	2,654,206	27	—	—	45,840	—	45,840
Share-based compensation expense	—	—	—	—	392	—	392
Net loss	—	—	—	—	—	(29,406)	(29,406)
Balance at December 31, 2017	5,686,663	$57	413,110	$4	$94,227	$(54,737)	$39,494
Issuance of Series B convertible preferred shares, net of issuance costs	1,709,650	17	—	—	32,159	—	32,159
Issuance of ordinary shares on initial public offering, net of issuance costs	—	—	6,350,000	64	74,089	—	74,153
Exercise of share options	—	—	2,008	—	7	—	7
Issuance of ordinary shares under subscription agreement	—	—	190,615	2	1,360	—	1,362
Redenomination of share capital	—	42	—	(42)	—	—	(42)
Conversion of preferred shares to ordinary shares	(7,396,313)	(116)	7,396,313	116	—	—	116
Issuance of warrants for ordinary shares	—	—	—	—	139	—	139
Share-based compensation expense	—	—	—	—	1,290	—	1,290
Net loss	—	—	—	—	—	(77,056)	(77,056)
Balance at December 31, 2018	—	$—	14,352,046	$144	$203,271	$(131,793)	$71,622
Issuance of ordinary shares in conjunction with vesting of restricted share units	—	—	36,924	—	—	—	—
Exercise of share options	—	—	18,232	—	60	—	60
Issuance of ordinary shares under subscription agreement	—	—	461,771	5	3,032	—	3,037
Share-based compensation expense	—	—	—	—	2,173	—	2,173
Net loss	—	—	—	—	—	(103,130)	(103,130)
Balance at December 31, 2019	—	$—	14,868,973	$149	$208,536	$(234,923)	$(26,238)

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(103,130)	$(77,056)	$(29,406)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	152	136	65
Share-based compensation expense	2,173	1,290	392
Gain on short term investments	(125)	(423)	—
Non-cash (gain) / loss on short term investments	—	(278)	44
Interest on short-term investments	(5)	(40)	(95)
Amortization of debt discount and deferred financing costs	362	360	—
Issuance of ordinary shares under subscription agreement	3,037	1,362	—
Other	752	362	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,471	(3,613)	(3,815)
Other assets	(1,166)	(2,273)	(782)
Accounts payable	11,446	849	1,671
Accrued expenses	5,851	3,072	1,236
Income taxes	123	120	6
Other liabilities	(826)	242	80
Net cash used in operating activities	(78,885)	(75,890)	(30,604)
Cash flows from investing activities:
Purchases of property and equipment	(24)	(90)	(812)
Purchases of short-term investments	—	(96,493)	(53,275)
Proceeds from sale of short-term investments	40,125	87,925	22,500
Net cash provided by / (used in) investing activities	40,101	(8,658)	(31,587)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	—	14,507	—
Repayments of long-term debt	(1,034)	—	—
Proceeds from issuance of Series A convertible preferred shares	—	—	—
Proceeds from issuance of Series B convertible preferred shares	—	32,175	45,867
Proceeds from issuance of ordinary shares on initial public offering, net of issuance costs	—	74,153	—
Proceeds from exercise of share options	60	7	—
Net cash (used in) / provided by financing activities	(974)	120,842	45,867
Effect of exchange rates on cash and cash equivalents	(22)	(108)	—
Net (decrease) / increase in cash, cash equivalents and restricted cash	(39,780)	36,186	(16,324)
Cash, cash equivalents and restricted cash, at beginning of period	44,671	8,485	24,809
Cash, cash equivalents and restricted cash, at end of period	$4,891	$44,671	$8,485
Supplemental Disclosure of Cash Flow Information:
Income tax paid—U.S.	$414	$352	$439
Interest paid	1,399	809	—

The accompanying notes are an integral part of these consolidated financial statements.

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

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with Silicon Valley Bank (“SVB”), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) program and the proceeds of a private placement pursuant to which its wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (“Iterum Bermuda”) issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (“Exchangeable Notes”) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the “RLNs” and, together with the Exchangeable Notes, the “Securities”) to a group of accredited investors. The Company has not generated any product revenue. The Company is subject to risks and uncertainties common to early-stage companies in the pharmaceutical industry, including, but not limited to, the ability to secure additional capital to fund operations, failure to successfully develop and commercialize its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization.

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

On July 5, 2019, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-232569) with the Securities and Exchange Commission (“SEC”), which was declared effective on July 16, 2019, and pursuant to which it registered for sale up to $150.0 million of any combination of its ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that the Company may determine.

On January 21, 2020, the Company completed a private placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold approximately $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

principal amount of RLNs to a group of accredited investors.  The Securities were sold in units (the “Units”) with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.  The Exchangeable Notes are exchangeable for the Company’s ordinary shares at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), subject to specified limitations. The RLNs entitle holders to payments based on a percentage of the Company’s net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs.  Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the U.S. Food and Drug Administration (the “FDA”). The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Securities of approximately $46.7 million, after deducting placement agent fees and estimated offering expenses.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, debt raised under its financing arrangement with SVB,  payments received under the CARB-X program and the proceed of a private placement of Exchangeable Notes and RLNs. The Company has incurred operating losses since inception, including net losses of $103,130, $77,056 and $29,406 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company had an accumulated deficit of $234,923 as of December 31, 2019 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements.

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

Based on the Company’s operating losses since inception, the expectation of continued operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations, management have concluded there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Comprehensive Loss

Comprehensive Loss includes net loss as well as other changes in shareholders’ (deficit) / equity that result from transactions and economic events other than those with shareholders. For the periods presented in the accompanying consolidated financial statements, there was no difference between net loss and comprehensive loss.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the FDIC up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $112 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s consolidated balance sheet is a certificate of deposit for $90 which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease (see Note 12, Commitments and Contingencies).

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

Leases

The Company determines if an arrangement contains a lease at inception. For arrangements that contain a lease, lease classification, recognition, and measurement are determined at the lease commencement date. The Company has elected to separately account for lease and non-lease components in determining the lease liabilities and right-of-use assets. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments. All operating lease expenses are recognized on a straight-line basis over the lease term.

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

Share-Based Compensation

The Company measures share-based awards granted to employees and directors with service based vesting conditions only based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award, using the straight-line method.

The Company measures share-based awards granted to employees and directors with both performance and service based vesting conditions based on the fair value on the date of grant using the Monte Carlo simulation model. Compensation expense of those awards is recognized over the determined vesting period, the period over which all the specified vesting conditions are to be satisfied, using the straight-line method.

For awards granted to consultants and non-employees, compensation expense is recognized over the period during which services are rendered until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s ordinary shares and updated assumption inputs in the Black-Scholes option-pricing model or the Monte Carlo simulation model.

The Company classifies share-based compensation expense in the consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The Black-Scholes option-pricing model uses key inputs and assumptions including the expected term of the option, share price volatility, risk-free interest rate, dividend yield, share price and exercise price which is equivalent to closing market value on the date of grant. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of share-based compensation expense.

The Monte Carlo simulation model uses key inputs and assumptions including share price volatility, risk-free interest rate, the expected date of satisfaction of vesting conditions and share price. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of share-based compensation expense.

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

The Company recognized the CARB-X award as revenue, rather than as a reduction of research and development expenses, because the Company was the principal in conducting the research and development activities and this contract was central to its ongoing operations. Revenue was recognized as the qualifying expenses related to the contract were incurred. Five steps are applied in the revenue recognition process: (1) identify the contract with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the Company’s consolidated balance sheet as other prepaid assets. The related costs incurred by the Company were included in research and development expenses in the Company’s consolidated statements of operations and comprehensive loss. The Company recognized $37, $869 and $508 as revenue for the years ended December 31, 2019, 2018 and 2017, respectively, in respect of the CARB-X award.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Research and Development Credits

Research and development credits are available to the Company under the tax laws in both Ireland and the U.S., based on qualifying research and development spend in each jurisdiction as defined under those tax laws. Research and development credits are generally recognized as a reduction of research and development expenses.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company has most of its cash and cash equivalents at two accredited financial institutions in the United States, in amounts that exceed federally insured limits. The Company did not hold any short-term investments as of December 31, 2019. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

On December 22, 2017, the United States federal government enacted the Tax Act, marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provided a reduction of the U.S. federal corporate income tax rate from 34% to 21%, an indefinite carryforward of net operating losses incurred in 2018 and future periods, and an interest limitation starting in 2018 with an indefinite carryforward.  Any impact to the Company related to these items was accounted for in the 2017, 2018 and 2019 tax provisions with minimal impact.

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period; in accordance with ASC 260, Earnings per Share. For the periods presented, the ordinary shares underlying the convertible preferred shares, options, unvested restricted ordinary shares, unvested restricted share units, unvested performance restricted share units and warrants have been excluded from the calculation because they would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Year ended December 31,
	2019	2018	2017
Options to purchase ordinary shares	1,150,270	665,219	248,128
Preferred shares convertible into ordinary shares	—	—	5,686,663
Unvested restricted ordinary shares	—	86,068	189,342
Unvested restricted share units	31,367	36,924	—
Unvested performance restricted share units	50,000	—	—
Warrants	19,890	19,890	—
Total	1,251,527	808,101	6,124,133

The weighted-average shares outstanding used to calculate both basic and diluted loss per ordinary share are the same.

Segment and Other Information

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

The distribution of total operating expenses by geographical area was as follows:

	Year ended December 31,
Operating expenses	2019	2018	2017
Ireland	$90,792	$66,552	$24,619
U.S.	11,266	10,876	5,344
Total	$102,058	$77,428	$29,963

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The distribution of long-lived assets by geographical area was as follows:

Long lived assets	December 31, 2019	December 31, 2018
Ireland	$10,936	$4,565
U.S.	3,037	245
Total	$13,973	$4,810

Retirement Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. If the 401(k) Plan is considered top-heavy at the end of the financial year, with key employee accounts accounting for >60% of total 401(k) Plan assets, the Company is required to contribute a deferral rate of up to 3% to the 401(k) Plan on behalf of certain employees. The Company was not required to make a top-heavy contribution for the year ended December 31, 2019. The Company made contributions of $114 and $33 for the years ended December 31, 2018 and 2017, respectively.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. If the estimate of future demand changes, the Company considers the impact on the reserve for excess inventory and adjusts the reserve as required. Increases in the reserve are recorded as charges in cost of product sales. For product candidates that have not been approved by the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expenses. For products that have been approved by the FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the clinical trial. Prior to an advisory committee providing a recommendation to the FDA that the Company’s application should be approved, costs related to manufacturing the product candidates are recorded as research and development expenses. All direct manufacturing costs incurred after this recommendation will be capitalized into inventory. The Company had no inventory as of December 31, 2019 or December 31, 2018.

Contingent Consideration

Certain license agreements contain milestone payments that could result in the requirement to make contingent consideration payments, see Note 12 for further details. Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment. The fair value of the contingent consideration is measured at each reporting period. Any related unwinding of discount is recognized as a finance expense. Other changes in fair value are recognized in profit or loss or capitalized as an intangible asset depending on the stage of development. As of December 31, 2019, no milestones had been met that required the Company to recognize contingent consideration.

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Consequently, prior period balances and disclosures have not been restated. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of $7.6 million and operating lease liabilities of $7.8 million, however, the adoption of the standard did not have an impact on the Company’s beginning retained earnings, results from operations or cash flows. See Note 7 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's consolidated financial statements.

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

Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred shares that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-11 did not have an impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.

ASU 2018-07 expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-07 did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that will have a material impact on the Company’s consolidated financial statements and related disclosures.

(3)	Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

December 31, 2019
Assets	Total	Level 1	Level 2	Level 3
Other assets – advance payment to supplier	3,884	—	—	3,884

December 31, 2018
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$40,000	40,000	—	—
Other assets – advance payment to supplier	2,649	—	—	2,649
Total	$42,649	40,000	—	2,649

See Note 4 for further details on short-term investments. The other asset above relates to advance payments made to a supplier that were recorded at fair value using the discounted cash flow model, or DCF, as of December 31, 2019 and December 31, 2018. The fair value measurements of these advance payments were determined based on significant unobservable inputs, including a discount rate of 15% and the expected time to recovery of the payment. Changes to the inputs described above are not expected to have a material impact on the company’s financial position and results of operations in any given period. See Note 12 — Payments to Supplier, for further details on these advance payments.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following table presents information about the Company’s long-term debt which was carried at amortized cost on the consolidated balance sheet as of December 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value.

December 31, 2019
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$5,800	$5,800	—	5,800	—
Long-term debt, less current portion	7,625	7,213	—	7,213	—
Total	$13,425	$13,013	—	13,013	—

December 31, 2018
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$1,019	$1,019	—	1,019	—
Long-term debt, less current portion	13,079	13,035	—	13,035	—
Total	$14,098	$14,054	—	14,054	—

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

The carrying amounts reported in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

There have been no transfers of assets or liabilities between the fair value measurement levels.

(4)	Short-term Investments

The Company classifies its short-term investments as available for sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities. Investments are reported at fair value with unrealized gains or losses recorded in the consolidated statements of operations and comprehensive loss. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. The fair values of short-term investments are represented by Level 1 fair value measurements – quoted prices in active markets for identical assets.

The Company did not hold any short-term investments as of December 31, 2019. The following table represents the Company’s available for sale short-term investments by major security type as of December 31, 2018:

December 31, 2018					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$35,745	272	(9)	36,008	36,008	—
U.S. Treasury and Agency Bonds	3,977	15	—	3,992	3,992	—
Total	$39,722	287	(9)	40,000	40,000	—

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2019	December 31, 2018
Deferred financing expenses (1)	$2,339	—
Prepaid research and development expenses	1,679	5,351
Short-term deposits	1,139	959
Research and development tax credit receivable	1,036	404
Prepaid insurance	569	438
Value added tax receivable	68	159
Other prepaid assets	50	921
Interest receivable	7	158
Total	$6,887	$8,390

(1) See note 15 to the consolidated financial statements for further details deferred financing expenses.

(6)	Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	December 31, 2019	December 31, 2018
Leasehold improvements	$592	$592
Furniture and fixtures	120	120
Laboratory equipment	81	81
Computer equipment	132	108
	925	901
Less: accumulated depreciation	(353)	(201)
	$572	$700

Depreciation expense was $152, $136 and $65 for the years ended December 31, 2019, 2018 and 2017, respectively.

(7)	Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have terms which range from four to 19 years, and generally include one or more options to terminate or renew. The termination options can reduce the lease term for periods ranging from five to 10 years, however the remaining lease terms do not represent these early termination dates as management has concluded that it is reasonably certain that the Company will not exercise these options. The renewal terms can extend the lease term for additional periods ranging from three to five years. These renewal options are represented in the remaining lease term as management has concluded that it is reasonably certain that the Company will exercise the renewal option. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $1,015 of operating lease costs for right-of-use assets during the year ended December 31, 2019.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Year Ended
December 31, 2019
Cash paid for operating lease liabilities	$826
Right-of-use assets obtained in exchange for new operating lease obligation (1)	7,622
(1) All operating lease included above were held at January 01, 2019.

December 31, 2019
Weighted-average remaining lease term	12.5 years
Weighted-average discount rate	7.6%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

December 31, 2019
Other assets	$7,144

Other current liabilities	$580
Other liabilities	6,748
Total lease liabilities	$7,328

The Company has recorded the reduction in carrying amount of the right-of-use assets and the change in the lease liability in the Other category within the operating section of the consolidated statement of cash flows.

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2019 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended December 31,
2020	$1,099
2021	1,023
2022	1,032
2023	1,038
2024	1,042
Thereafter	5,641
$10,875
Less imputed interest	(3,547)
Total lease liabilities	$7,328

As of December 31, 2018, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended December 31,
2019	$904
2020	1,020
2021	1,030
2022	985
2023	766
Thereafter	2,356
$7,061

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(8)	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2019	December 31, 2018
Accrued clinical trial costs	$9,866	$2,849
Accrued payroll and bonus expenses	1,207	1,804
Accrued manufacturing expenses	136	1,439
Accrued other expenses	1,249	954
Total	$12,458	$7,046

(9)	Shareholders’ (Deficit) / Equity

The Company’s capital structure consists of ordinary shares, undesignated preferred shares and, prior to the completion of the Company’s IPO on May 30, 2018, convertible preferred shares with certain rights and privileges summarized below. Under Irish law, the Company is prohibited from allotting shares without consideration. Accordingly, at least the nominal value of the shares issued underlying any restricted share award, restricted share unit, performance share award, bonus share or any other share based grant must be paid pursuant to the Irish Companies Act 2014 (“Irish Companies Act”).

Ordinary Shares

The Company was initially incorporated without a cap on its authorized share capital as permitted by the Irish Companies Act. On October 14, 2015, the Company authorized and issued 413,110 ordinary shares with a par value of $0.01 per share (after taking account of the reverse share split and redenomination of the par value of the ordinary shares from $0.01571 (the nominal value resulting from the reverse share split) to $0.01 on May 15, 2018). On March 13, 2018, the Company redenominated its 44,557,606 authorized and 413,110 issued ordinary shares from $0.0001 to $0.001 per share in accordance with section 83(1)(c) of the Irish Companies Act.

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

On December 14, 2018, ITP elected that the supplier subscribe for 190,615 ordinary shares for an aggregate subscription price of $1.36 million (the “December Subscription Monies”) upon receipt by ITIL of valid invoices up to that amount from the supplier (the “Invoiced Amount”).  On that date, ITP, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.36 million (€1.20 million) to ITP in satisfaction of the supplier’s obligation to pay the December Subscription Monies to ITP and ITIL’s obligation to pay the invoiced amount to the supplier.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

On July 15, 2019, ITP elected that the supplier subscribe for 17,222 ordinary shares for an aggregate subscription price of $0.11 million (the “July Subscription Monies”) upon receipt by ITIL of valid invoices up to that amount from the supplier (the “Invoiced Amount”).  On that date, ITP, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $0.11 million (€0.10 million) to ITP in satisfaction of the supplier’s obligation to pay the July Subscription Monies to ITP and ITIL’s obligation to pay the invoiced amount to the supplier.

On August 19, 2019, ITP elected that the supplier subscribe for 245,493 ordinary shares for an aggregate subscription price of $1.67 million (the “August Subscription Monies”) upon receipt by ITIL of valid invoices up to that amount from the supplier (the “Invoiced Amount”).  On that date, ITP, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.67 million (€1.50 million) to ITP in satisfaction of the supplier’s obligation to pay the August Subscription Monies to ITP and ITIL’s obligation to pay the invoiced amount to the supplier.

On September 30, 2019, ITP elected that the supplier subscribe for 199,056 ordinary shares for an aggregate subscription price of $1.26 million (the “September Subscription Monies”) upon receipt by ITIL of valid invoices up to that amount from the supplier (the “Invoiced Amount”).  On that date, ITP, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.26 million (€1.15 million) to ITP in satisfaction of the supplier’s obligation to pay the September Subscription Monies to ITP and ITIL’s obligation to pay the invoiced amount to the supplier.

The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

Undesignated Preferred Shares

On May 30, 2018, the Company created a new class of undesignated preferred shares of $0.01 each, 100,000,000 of which were authorized immediately prior to closing of the initial public offering.  The Directors are authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights.  There were no undesignated preferred shares in issue as of December 31, 2019 or December 31, 2018.

Convertible Preferred Shares

On November 18, 2015, the Company authorized 3,022,915 Series A convertible preferred shares with a par value of $0.01 per share. On the same day, the Company issued 1,514,320 Series A convertible preferred shares for a purchase price of $15.71 per share for: (1) gross cash proceeds of $20,701; (2) the issue of 190,961 convertible preferred shares to Pfizer as part consideration for the license agreement; and (3) the conversion of $90 debt owed by the Company to its founders for a total of 5,728 preferred shares (after taking account of the reverse share split and redenomination of the par value of the convertible preferred shares from $0.01571 (the nominal value resulting from the reverse share split) per share to $0.01 on May 15, 2018). On March 13, 2018, the Company redenominated its 3,032,463 authorized and 3,032,457 issued Series A convertible preferred shares from $0.0001 to $0.001 par value per share in accordance with section 83(1)(c) of the Irish Companies Act.

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

On May 18, 2017, the Company authorized 2,654,215 Series B-1 convertible preferred shares with a par value of $0.01 per share and 1,042,728 Series B-2 convertible preferred shares with a par value of $0.01 per share (the “Series B convertible preferred shares”). On the same day, the Company issued 2,654,206 Series B-1 convertible preferred shares for a purchase price of $17.28 per share, for gross cash proceeds of $45,867 (after taking account of the reverse share split and redenomination of the par value of the convertible preferred shares from $0.01571 (the nominal value resulting from the reverse share split) per share to $0.01 on May 15, 2018). On March 13, 2018, the Company redenominated its 4,801,493 authorized and 4,363,856 issued Series B convertible preferred shares from $0.0001 to $0.001 par value per share in accordance with section 83(1)(c) of the Irish Companies Act.

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

(10)	Share-Based Compensation

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

On March 14, 2018, the Company’s Board of Directors adopted and approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective upon the execution and delivery of the underwriting agreement related to the Company’s IPO. No further grants will be made under the 2015 Plan. The ordinary shares underlying any options that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2015 Plan will not be added back to the ordinary shares available for issuance.

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

Restricted Ordinary Shares

In connection with the Company’s formation, 413,110 restricted ordinary shares were issued on October 14, 2015 to the Company’s founders at par value. These ordinary shares are subject to various restrictions pursuant to ordinary share purchase agreements between the Company and each founder, including restrictions on transfer and a Company right of repurchase. The restricted ordinary shares were 25% vested as of October 14, 2016 and 1/36th of the remaining restricted ordinary shares vested on a monthly basis thereafter (subject to acceleration of vesting in connection with certain change of control transactions). A change in status occurred on November 18, 2015 when the founders became employees of the Company. The grant date of these shares is now considered to be November 18, 2015 when the fair value was $3.14 per share.

The Company records share-based compensation expense for the restricted ordinary shares based on the grant date fair value. The Company recorded an expense of $260, $332 and $333 for the years ended December 31, 2019, 2018 and 2017, respectively. There was no unamortized compensation expense related to restricted ordinary shares as of December 31, 2019. Total unamortized compensation expense related to restricted ordinary shares was $260 and $592 as of December 31, 2018 and December 31, 2017, respectively, and was recognized over a weighted average period of 0.79 years and 1.79 years.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

A summary of the Company’s restricted ordinary share activity and related information is as follows:

	Number of	Weighted Average Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2016	292,620	$3.14
Granted	—
Vested	(103,278)	$3.14
Forfeited	—
Unvested at December 31, 2017	189,342	$3.14
Granted	—
Vested	(103,274)	$3.14
Forfeited	—
Unvested at December 31, 2018	86,068	$3.14
Granted	—
Vested	(86,068)	$3.14
Forfeited	—
Unvested at December 31, 2019	—	$3.14

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

The fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was estimated using the Black-Scholes option-pricing model. The inputs for the Black-Scholes model require management’s significant assumptions. The risk-free interest rate was based on a normalized estimate of the 7-year U.S. treasury yield. The Company has estimated the expected term utilizing the “simplified” method for awards that qualify as “plain vanilla”. The Company does not have sufficient company-specific historical and implied volatility information and it therefore estimates its expected share volatility based on historical volatility information of reasonably comparable guideline public companies and itself. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. Expected dividend yield is based on the fact that the Company has never paid cash dividends, its ability to pay cash dividends is currently prohibited by the terms of its credit facility with SVB and the Company’s future ability to pay cash dividends on its shares may be limited by the terms of any future debt or preferred securities. The Company has elected to account for forfeitures as they occur.

The Company granted 512,778, 479,986 and 198,798 share options to employees and directors during the years ended December 31, 2019, 2018 and 2017, respectively. There were 837,386, 566,813 and 228,809 unvested employee and director options outstanding as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively. Total expense recognized related to the employee and director share options was $1,388, $669 and $59 for the years ended December 31, 2019, 2018 and 2017, respectively. Total unamortized compensation expense related to employee and director share options was $3,342, $2,822 and $396 as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively, expected to be recognized over a remaining weighted average vesting period of 2.61 years, 3.07 years and 3.51 years as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

	Year ended December 31,
	2019	2018	2017
Volatility	68.9 - 74.5%	60%	60%
Expected term in years	5.50 - 6.25	6.25	6.25
Dividend rate	0%	0%	0%
Risk-free interest rate	1.73 - 2.57%	2.16 - 2.91%	1.63%
Share price	3.55 - 6.80	7.06 - 13.00	3.30 - 4.40
Fair value of option on grant date	2.37 - 4.41	4.41 - 7.49	1.88 - 2.50

The following table summarizes the number of options outstanding and the weighted-average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2016	49,330	$3.14	8.51
Granted	198,798	$3.36
Options outstanding December 31, 2017	248,128	$3.31	9.44
Granted	479,986	$12.60
Exercised	(2,008)	$3.30
Forfeited	(60,887)	$10.99
Options outstanding December 31, 2018	665,219	$9.31	8.93	395
Granted	512,778	$5.94
Exercised	(18,232)	$3.29
Forfeited	(8,726)	$7.43
Expired	(769)	$6.77
Options outstanding December 31, 2019	1,150,270	$7.92	8.59	254
Exercisable at December 31, 2019	312,884	$8.82	8.02	157

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares as of December 31, 2019 and December 31, 2018.

The weighted average grant-date fair value per share of share options granted during the years ended December 31, 2019, 2018 and 2017 was $3.80, $7.25 and $1.91, respectively.

Restricted Share Units (RSUs)

The Company granted 31,367 and 36,924 RSUs to directors during the years ended December 31, 2019 and 2018, respectively. No RSUs were granted prior to the year ended December 31, 2018.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The table below shows the number of RSUs granted covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2017	—
Granted	36,924	$13.00
Shares vested	—
Forfeited	—
RSUs outstanding December 31, 2018	36,924	$13.00
Granted	31,367	$7.01
Shares vested	(36,924)	$13.00
Forfeited	—
RSUs outstanding December 31, 2019	31,367	$7.01

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors. Total expense recognized related to the RSUs was $313 and $289 for the years ended December 31, 2019 and 2018, respectively. Total unamortized compensation expenses related to the RSUs was $99 and $191 as of December 31, 2019 and December 31, 2018, respectively, expected to be recognized over a remaining average vesting period of 0.45 years and 0.40 years as of December 31, 2019 and December 31, 2018, respectively.

The Company awarded 50,000 RSUs to certain employees during the year ended December 31, 2019 which are subject to certain vesting conditions (Performance RSUs). No Performance RSUs were awarded prior to the year ended December 31, 2019.

The table below shows the number of Performance RSUs granted covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the Performance RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Performance RSUs outstanding December 31, 2018	—
Granted	50,000	$8.21
Shares vested	—
Forfeited	—
Performance RSUs outstanding December 31, 2019	50,000	$8.21

The weighted average grant date fair value of Performance RSUs with a market condition was determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed ratably over the vesting period. Total expense recognized related to the Performance RSUs was $212 for the year ended December 31, 2019. Total unamortized compensation expenses related to Performance RSUs was $198 as of December 31, 2019 expected to be recognized over a remaining average vesting period of 0.81 years as of December 31, 2019.

The Company’s share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31,
	2019	2018	2017
Research and development expense	$723	$398	$139
General and administrative expense	1,450	892	253

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

There was a total of $3,639, $3,273 and $988 unamortized share-based compensation expense for restricted ordinary shares, options, restricted share units and performance restricted share units as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively, expected to be recognized over a remaining average vesting period of 2.44 years, 2.71 years and 2.53 years as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

(11)	Income Taxes
During the years ended December 31, 2019, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The provision for income taxes consists of the following components:

	Year ended December 31,
	2019	2018	2017
Current
U.S.	$444	$472	$444
Ireland	—	—	—
Total Current	$444	$472	$444

Deferred
U.S.	$—	$—	$—
Ireland	—	—	—
Total Deferred	$—	$—	$—
Income Tax Provision	$444	$472	$444

Income taxes have been based on the following components of income (loss) before provision for income taxes:

	Year ended December 31,
	2019	2018	2017
U.S.	$484	$532	$875
Ireland	(103,170)	(77,116)	(29,837)
Total	$(102,686)	$(76,584)	$(28,962)

The Irish federal statutory rate is reconciled to the effective tax rate as follows:

	Year ended December 31, 2019		Year ended December 31, 2018		Year ended December 31, 2017
Statutory rate	12.50%	$(12,836)	12.50%	$(9,573)	12.50%	$(3,620)
Impact of U.S. tax rate	(0.07)%	72	(0.11)%	81	(0.80)%	232
Impact of valuation allowance	(12.91)%	13,258	(11.42)%	8,749	(13.64)%	3,949
Research and development tax credit	0.23%	(232)	0.45%	(341)	0.76%	(220)
Adjustments for current tax of prior periods	(0.24)%	241	0.00%	—	0.00%	—
Other, net	0.06%	(59)	(2.03)%	1,557	(0.36)%	103
Effective tax rate	(0.43)%	$444	(0.61)%	$472	(1.54)%	$444

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2019	2018	2017
Deferred tax assets
Share-based compensation	$679	$27	$3
Depreciation	(24)	(49)	6
Net operating loss carryforwards	26,195	13,648	5,409
163(j) interest expense limitation	730	115	—
Other	84	665	239
Valuation allowance	(27,664)	(14,406)	(5,657)
Total deferred tax assets	$—	$—	$—

Deferred tax liabilities
	—	—	—
Total deferred tax assets	$—	$—	$—

Net deferred tax asset	$—	$—	$—

As a Company incorporated in Ireland, it is principally subject to taxation in Ireland.

The Company has net operating loss carryforwards in Ireland of approximately $26,195, $13,648 and $5,409 as of the years ended December 31, 2019, 2018 and 2017, respectively, for which a full valuation allowance has been recognized as it was determined that it is more-likely-than-not that these net deferred tax assets will not be realized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

On December 22, 2017, the United States federal government enacted the Tax Act, marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provided a reduction of the U.S. federal corporate income tax rate from 34% to 21%, an indefinite carryforward of net operating losses incurred in 2018 and future periods, and an interest limitation starting in 2018 with an indefinite carryforward.  Any impact to the Company related to these items were accounted for in the 2017, 2018 and 2019 tax provisions with minimal impact.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2019	2018
Balance at January 1	$428	$30
Additions	2,033	398
Balance at December 31	$2,461	$428

The Company is generally subject to examination in the Company’s primary tax jurisdictions for tax years beginning 2015. The Company is not currently subject to any audits or examination.

(12)	Commitments and Contingencies

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

Payments to Supplier

In June 2016, the Company entered into an agreement with a supplier whereby the Company would pay $2,807 (€2,500) to the supplier to acquire equipment which will be used solely to manufacture product for the Company. In June 2018, the Company entered into a supplemental agreement with this supplier whereby the Company would pay an additional $2,301 (€2,050) under the same terms as the original agreement. These payments will be offset against the price of the product to be supplied under a future supply agreement. No balance remained outstanding to the supplier as of December 31, 2019. $1,604 remained outstanding to the supplier as of December 31, 2018.

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

(13)	Debt

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (The Borrowers), entered into a Loan and Security Agreement with SVB pursuant to which SVB agreed to lend the Borrowers up to $30,000 in two term loans. $15,000 of the secured credit facility was funded on closing. A second draw of up to $15,000 was available to the Company through October 31, 2019, upon satisfaction of either of the following: (i) the achievement by the Company of both non-inferiority and superiority primary endpoints from its Phase 3 uncomplicated urinary tract infection (uUTI) trial, as well as reporting satisfactory safety data from the trial, or (ii) the achievement of non-inferiority primary endpoints from both its Phase 3 uUTI and complicated urinary tract infection (cUTI) trials, as well as reporting satisfactory safety data from the trials. A non-utilization fee of 1.50% of the aggregate undrawn principal amount was to apply if the Company satisfied the above conditions but chose not to draw down the second term loan. The Company did not satisfy the conditions for the second draw above before the deadline of October 31, 2019.

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $1,034 were made during the year ended December 31, 2019. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $630 which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

In connection with the initial $15,000 draw, the Company issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon the Company’s IPO) at an exercise price of $18.85 per share. Had the second term loan been drawn down, each of SVB and LSF would have been automatically entitled to purchase additional ordinary shares in an aggregate amount equal to 2.50% of the second term loan divided by the applicable exercise price.

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 11.28% as of December 31, 2019. The Company recognized $1,761 and $1,169 of interest expense related to the loan agreement during the years ended December 31, 2019 and 2018, respectively, including $362 and $360 related to the accretion of the debt discounts and deferred financing costs during the years ended December 31, 2019 and 2018, respectively.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Scheduled principal payments on outstanding debt, as of December 31, 2019, are as follows:

Year Ending December 31,
2020	6,207
2021	6,207
2022	1,552
$13,966

(14)	Quarterly Financial Data (unaudited)

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue	$—	$—	$—	$37
Total operating expenses	(23,178)	(30,999)	(27,378)	(20,503)
Net loss and comprehensive loss	(23,641)	(31,271)	(27,638)	(20,580)
Net loss attributable to ordinary shareholders	(23,641)	(31,271)	(27,638)	(20,580)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(1.59)	$(2.15)	$(1.93)	$(1.44)
Weighted average ordinary shares outstanding – basic and diluted	14,866,838	14,571,278	14,340,231	14,290,437

	Three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue	$239	$254	$185	$191
Total operating expenses	(24,183)	(25,240)	(15,611)	(12,394)
Net loss and comprehensive loss	(24,258)	(24,905)	(15,747)	(12,146)
Net loss attributable to ordinary shareholders	(24,258)	(24,905)	(15,747)	(12,146)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(1.72)	$(1.77)	$(2.22)	$(61.36)
Weighted average ordinary shares outstanding – basic and diluted	14,108,604	14,034,631	7,085,655	197,949

(15)	Subsequent Events

On January 21, 2020, the Company completed a private placement pursuant to which its wholly owned subsidiary, Iterum Bermuda issued and sold approximately $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors.  The Securities were sold in Units with each Unit consisting of and Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.  The Exchangeable Notes are exchangeable for the Company’s ordinary shares at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), subject to specified limitations. The RLNs entitle holders to payments based on a percentage of the Company’s net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs.  Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Securities of approximately $46.7 million, after deducting placement agent fees and estimated offering expenses.

The Units were issued by Iterum Bermuda, which was formed on November 6, 2019 and is a 100% owned “finance subsidiary” of the Company under Rule 3-10 of Regulation S-X with no independent function other than financing activities. Iterum Therapeutics plc, as the parent company, has no independent assets or operations, and its operations are conducted solely through its

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

subsidiaries. The Company and each of its subsidiaries other than Iterum Bermuda (the “Subsidiary Guarantors”) have provided a full and unconditional guarantee of Iterum Bermuda’s obligations under the Exchangeable Notes and the RLNs, and each of the guarantees constitutes the joint and several obligations of the applicable guarantor. The Subsidiary Guarantors are 100% directly or indirectly owned subsidiaries of the Company.  There are no significant restrictions upon the Company’s or the Subsidiary Guarantors’ ability to obtain funds from their subsidiaries by dividend or loan. None of the assets of Iterum Bermuda or the Subsidiary Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we conducted an evaluation of the effectiveness of our internal control over financial reporting. We used the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain an ‘‘emerging growth company’’ as defined in Rule 12b-2 of the Exchange Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics

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

Directors

The following table sets forth information regarding our directors as of February 29, 2020:

Name	Age	Position
Corey N. Fishman	55	Director, Chief Executive Officer
Brenton K. Ahrens(2)	57	Director, Interim Chairman of the Board
Mark Chin(1)(2)	38	Director
Patrick J. Heron(3)	49	Director
Ronald M. Hunt(1)(3)	55	Director
David G. Kelly(2)(3)	59	Director
Shahzad Malik, M.D.(1)(3)	53	Director
(1)	Member of the compensation committee
(2)	Member of the audit committee
(3)	Member of the nominating and corporate governance committee

Corey N. Fishman has served as our Chief Executive Officer and member of our board of directors since November 2015. From August 2010 to February 2015, Mr. Fishman served as chief operating officer of Durata Therapeutics, Inc., a pharmaceutical company acquired by Actavis plc, a pharmaceutical company, and he also served as chief financial officer of Durata Therapeutics, Inc., from June 2012 to February 2015. From 2008 to 2010, Mr. Fishman served as chief financial officer of GANIC Pharmaceuticals, Inc., a pharmaceutical company. From 2002 to 2008, Mr. Fishman served in a variety of roles at MedPointe Healthcare, Inc., a specialty pharmaceutical company acquired by Meda AB, including as chief financial officer from 2006 to 2008. Mr. Fishman currently serves as a member of the board of directors of Momenta Pharmaceuticals, Inc., a biotechnology company. Mr. Fishman holds a B.A. in economics from the University of Illinois at Urbana-Champaign and an M.S.M. in finance from the Krannert School of Management at Purdue University. We believe Mr. Fishman is qualified to serve on our board of directors due to his role as a founder of our Company, his deep knowledge of our Company and his extensive background in the pharmaceutical industry.

Brenton K. Ahrens has served as a member of our board of directors since November 2015. Since 1999, Mr. Ahrens has served as a general partner with Canaan Partners LLP, a venture capital firm. Prior to joining Canaan Partners, Mr. Ahrens worked in both commercial and technical roles at General Surgical Innovations, a biotechnology company, Ethicon (J&J), a medical device company, and IAP Research, an engineering company. Mr. Ahrens previously served on the board of directors of Durata Therapeutics, Inc., and continues to serve on a number of other private pharmaceutical and healthcare company boards. Mr. Ahrens holds a B.S. and an M.S. in mechanical engineering from the University of Dayton and an M.B.A. from the Tuck School of Business at Dartmouth College. We believe Mr. Ahrens is qualified to serve on our board of directors due to his investment experience, including service on the boards of directors of other healthcare companies.

Mark Chin has served as a member of our board of directors since May 2017. Since August 2016, Mr. Chin has served as an investment manager at Arix Bioscience plc, a life science investment company. From September 2012 to July 2016, Mr. Chin served as a principal at Longitude Capital LLC, a healthcare venture capital firm. From January 2011 to September 2012, Mr. Chin served as a consultant with the Boston Consulting Group. Mr. Chin currently serves on the board of Harpoon Therapeutics, Inc., a clinical-stage immunotherapy company.  Mr. Chin has a B.S. in management science from the University of California at San Diego, an M.B.A. from the Wharton School at the University of Pennsylvania and an M.S. in biotechnology from the University of Pennsylvania. We believe Mr. Chin is qualified to serve on our board of directors due to his investment experience in biotechnology and medical technology industries.

Patrick J. Heron has served as a member of our board of directors since November 2015. Since 1999, Mr. Heron has served as a general partner with Frazier Healthcare Partners, a venture capital firm. Prior to joining Frazier Healthcare Partners, Mr. Heron worked at the management consulting firm McKinsey & Company. Before McKinsey, Mr. Heron held positions with Massachusetts General Hospital and biotechnology firm Cetus Corporation. Mr. Heron previously served on the boards of directors of pharmaceutical companies Tobira Therapeutics, Inc., Cidara Therapeutics, Inc., Silvergate Pharmaceutical, Inc., Recida Therapeutics, Inc. and Collegium Pharmaceuticals, Inc. and continues to serve on the boards of directors of the following biotechnology companies:  Imago BioSciences, Amunix Therapeutics, SutroVax, Inc., Arcutis Biotherapeutics, Inc., Scout Bio, Inc., Passage Bio, Inc. and Mirum Pharmaceuticals, Inc. Mr. Heron holds a B.A. in political science from the University of North Carolina at Chapel Hill and received an M.B.A. from Harvard Business School. We believe Mr. Heron is qualified to serve on our board of directors due to his extensive business experience, his experience in investing, and his experience in the life sciences industry.

Ronald M. Hunt has served as a member of our board of directors since November 2015. Since 2005, Mr. Hunt has served as a managing director and member of New Leaf Venture Partners, L.L.C., a venture capital firm. Previously, Mr. Hunt served at the Sprout Group, a venture capital firm and was a consultant with consulting firms Coopers & Lybrand Consulting and The Health Care Group. Mr. Hunt also previously served in various sales and marketing positions at Johnson & Johnson and SmithKline Beecham Pharmaceuticals. Mr. Hunt currently serves as a board member of Harpoon Therapeutics, Inc., a clinical-stage immunotherapy company and on the boards of a number of private pharmaceutical and healthcare companies.  Mr. Hunt previously served on the board of directors of Neuronetics, Inc. Mr. Hunt holds a B.S. from Cornell University and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe Mr. Hunt is qualified to serve on our board of directors due to his investment experience, his experience in the pharmaceuticals industry and his service on the boards of directors of other biopharmaceutical companies.

David G. Kelly has served as a member of our board of directors since August 2016. From September 2014 to January 2020, Mr. Kelly served as the executive vice president, Ireland of Horizon Therapeutics, plc, a biopharmaceutical company. Mr. Kelly served as managing director, Ireland of Horizon Therapeutics, plc until July 2018. From February 2012 to September 2014, Mr. Kelly served as chief financial officer of Vidara Therapeutics Inc., a pharmaceutical company. From May 2005 to January 2012, Mr. Kelly served as chief financial officer of AGI Therapeutics plc, a pharmaceutical company. Mr. Kelly also served as senior vice president, finance and planning of Warner Chilcott plc (formerly Galen Holdings plc), a pharmaceutical company listed on the London Stock Exchange (LSE). In addition, Mr. Kelly held roles at Elan Corporation, a pharmaceutical company, and KPMG.  Mr. Kelly holds a B.A. in economics from Trinity College, Dublin and is also a member of the Institute of Chartered Accountants in Ireland (ACA). We believe Mr. Kelly is qualified to serve on our board of directors due to his experience as a senior executive, particularly within the life science industry, including his experience in finance.

Shahzad Malik, M.D. has served as a member of our board of directors since May 2017. Since 1999, Dr. Malik has served as a general partner at Advent Life Sciences LLP, a venture capital firm. Prior to joining Advent, Dr. Malik spent six years practicing medicine before joining the London office of McKinsey & Company, a management consulting firm. Dr. Malik previously served on the boards of directors of Conatus Pharmaceuticals Inc., a pharmaceutical company, Agenus Inc., a biotechnology company, Aravive, Inc. (formerly Versartis, Inc.), a biopharmaceutical company, and Axonics Modulation Technologies, Inc., a medical technology company. Dr. Malik continues to serve on the boards of directors of a number of other private pharmaceutical and healthcare company boards. Dr. Malik holds an M.A. from Oxford University and an M.D. from Cambridge University. He subsequently specialized in interventional cardiology while also pursuing research interests in heart muscle disorders both in the clinic and basic science laboratory. We believe Dr. Malik is qualified to serve on our board of directors due to his experience practicing medicine and his investment experience.

Executive Officers

The following table sets forth information regarding our executive officers as of February 29, 2020:

Name	Age	Position
Corey N. Fishman	55	Director, Chief Executive Officer
Michael W. Dunne	60	Chief Scientific Officer
Judith M. Matthews	50	Chief Financial Officer

In additon to the biographical information for Mr. Fishman, which is set forth above, set forth below is certain biographical information about Dr. Dunne and Ms. Matthews:

Michael W. Dunne, M.D. has served as our Chief Scientific Officer since November 2015. From November 2014 until September 2015,   Dr. Dunne was vice president research and development at Actavis. From September 2010 to October 2014, Dr. Dunne served as chief medical officer of Durata Therapeutics, Inc., where he previously served as acting chief medical officer on a consulting basis from December 2009 to September 2010. From 1992 to 2009, Dr. Dunne served in a variety of roles in connection with the clinical development of numerous infectious disease compounds at Pfizer Inc., a biopharmaceutical company, including as the vice president, therapeutic head of development for infectious disease from 2001 to 2009. Dr. Dunne holds a B.A. in economics from Northwestern University and an M.D. from the State University of New York Health Sciences Center. He completed his internal medicine residency and fellowships in infectious diseases and pulmonary medicine at Yale University School of Medicine.

Judith M. Matthews has served as our Chief Financial Officer since November 2015. From 2012 to February 2015, Ms. Matthews served as vice president of finance at Durata Therapeutics, Inc. From 2009 to 2012, Ms. Matthews served as head of financial planning & analysis at Bally Total Fitness Corporation, a fitness club chain. From 2004 to 2008, Ms. Matthews served as vice president of finance for the Sterno Group, a subsidiary of Blyth, Inc., a home products company. Ms. Matthews holds a B.A. in accounting from the University of Illinois at Urbana-Champaign and a Master of Management in finance and marketing from the Kellogg School of Management at Northwestern University.

Audit Committee

Our audit committee consists of David G. Kelly (Chairman), Brenton K. Ahrens and Mark Chin. The chairperson of our audit committee is Mr. Kelly.

Our board of directors has determined that Messrs. Kelly, Ahrens and Chin each satisfy the independence standards for such committees established by the SEC and the Nasdaq Stock Market.

Our board of directors has determined that Mr. Kelly is an “audit committee financial expert” within the meaning of SEC regulations. Our board of directors has also determined that each member of our audit committee has the requisite financial expertise required under the applicable requirements of the Nasdaq Stock Market. In arriving at this determination, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Director Designation Rights

Pursuant to the terms of an investor rights agreement (the 2020 Investor Rights Agreement) that we entered into in January 2020 with the purchasers in the January 2020 private placement pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited, sold units consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 and (ii) Limited Recourse Royalty-Linked Subordinated Notes, for so long as Sarissa Capital Management LP (Sarissa) and its affiliates own at least 5% or 12.5%, as applicable, of our outstanding ordinary shares on a fully diluted basis, promptly, and in any event no more than 5 business days following written request of Sarissa, we will cause our board of directors to increase to consist of nine or 10 members, as applicable, and we will cause the board of directors to consist of no more than 10 members without the prior written consent of Sarissa. In addition, for so long as Sarissa and its affiliates own at least 12.5% of our outstanding ordinary shares on a fully diluted basis, Sarissa will have the right to designate two directors to our board of directors and, for so long as Sarissa and its affiliates own at least 5% but less than 12.5%, it will have the right to designate one director to our board of directors (Investor Designees). Pursuant to the terms of the 2020 Investor Rights Agreement, such Investor Designees will be appointed to our board of directors and to be members of the class of directors that was subject to reelection at our most recent annual meeting of shareholders. The Investor Designees will be entitled to be a member of any committee of our board of directors subject to the terms of the 2020 Investor Rights Agreement. Pursuant to the terms of the 2020 Investor Rights Agreement, the purchasers party thereto, subject to specified exceptions, have agree with us to vote in favor of the election of the Investor Designees, and we have agreed to cause the Investor Designees to be named in any relevant proxy statement.

Item 11. Executive Compensation.

The following discussion provides details of the compensation and other benefits paid by us and our subsidiaries to certain executive officers for services provided for the years ended December 31, 2019 and 2018 and to the members of our board of directors for services provided for the year ended December 31, 2019.

Executive and Director Compensation Processes

Our executive compensation program is administered by our compensation committee, subject to oversight by our board of directors.  Our compensation committee reviews our executive compensation practices on an annual basis and approves, or recommends for approval by the board, the compensation of the Company’s executives.

Our compensation committee periodically reviews and makes recommendations to the board of directors with respect to director compensation.

For the years ended December 31, 2019 and 2018, at the direction of our compensation committee, our Company retained Frederic W. Cook & Co., Inc, or FW Cook, as an independent compensation consultant to provide comparative data on executive compensation practices in our industry and to provide advice to the compensation committee in relation to our executive compensation program generally, including advice and recommendations on the amounts and forms of executive compensation. While FW Cook provides advice to the company and the compensation committee in relation to such compensation practices, the compensation committee ultimately makes its own decisions with regard to our executive and director compensation programs.

The compensation committee reviewed information regarding the independence and potential conflicts of interest of FW Cook, taking into account, among other things (i) the provision of other services to the Company by FW Cook; (ii) the amount of fees received by FW Cook from the Company as a percentage of its total revenue; (iii) FW Cook’s policies and procedures to prevent conflicts of interest; (iv) any business or personal relationships that FW Cook has with any member of the compensation committee; (v) any shares held by FW Cook in the Company; and (vi) any business or personal relationship FW Cook or FW Cook employees have with any executive officers of the Company.  Based on this review, the compensation commitee concluded that the engagement did not raise any conflict of interest.

Executive Officer Summary Compensation Table

The following table provides details of the compensation and other benefits paid or accrued by us and our subsidiaries to our President and Chief Executive Officer and our two next most highly compensated executive officers, Mr. Michael W. Dunne M.D., our Chief Scientific Officer, and Ms. Judith M. Matthews, our Chief Financial Officer for services provided for the years ended December 31, 2019 and 2018:

Name and Principal Position	Year Ended December 31,	Salary ($)	Share Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Corey N. Fishman	2019	551,138	123,150	561,000	151,841	4,902	1,392,031
President and Chief Executive Officer	2018	494,546	—	953,529	305,910	2,622	1,756,607
Michael W. Dunne, M.D.	2019	402,794	73,890	317,900	81,000	7,524	883,108
Chief Scientific Officer	2018	377,606	—	595,957	166,551	4,902	1,145,016
Judith M. Matthews	2019	356,417	32,840	112,200	62,475	1,161	565,093
Chief Financial Officer	2018	305,707	—	178,786	126,175	995	611,663

(1) The amounts reported do not reflect the amounts actually received by our executive officers. Instead, these amounts reflect the aggregate grant date fair values of performance restricted share units and share options granted to our executive officers during the years ended December 31, 2019 and 2018, respectively, as computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements included in this 10-K. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our executive officers who have received options will only realize compensation with regard to these options to the extent the trading price of our ordinary shares is greater than the exercise price of such options.

(2) Amount represents cash bonuses earned for the 12-month periods ending December 31, 2019 and 2018, respectively. Amounts disclosed for the year ended December 31, 2019 exclude payments made in 2019 for 2018 bonuses. Amounts disclosed for the year ended December 31, 2018 exclude payments made in 2018 for 2017 bonuses.

(3) Includes the dollar value of life insurance premiums paid by the company for the benefit of such executive.

Narrative Disclosure to Executive Officer Summary Compensation Table

Base Salary

During the year ended December 31, 2019, we paid base salaries of $551,138 to Mr. Fishman, $402,794 to Dr. Dunne and $356,417 to Ms. Matthews. During the year ended December 31, 2018, we paid base salaries of $494,546 to Mr. Fishman, $377,606 to Dr. Dunne and $305,707 to Ms. Matthews.

In February 2020, our compensation committee approved, consistent with the recommendations of the compensation committee’s independent compensation consultant who, in 2020, was CODA Advisors, LLC, an increase to the base salaries of Mr.

Fishman, Dr. Dunne and Ms. Matthews as follows: $561,813 for Mr. Fishman, $412,088 for Dr. Dunne and $363,248 for Ms. Matthews.

None of the named executive officers are currently party to any employment arrangements that provide for automatic or scheduled increases in base salary.

Non-Equity Incentive Plan Compensation

Our named executive officers participate in a cash bonus program which is tied to the achievement of strategic and corporate goals of the Company, which are approved annually by our compensation committee.   Our compensation committee determines the amount of these bonuses, if any, based on its assessment of the named executive officers’ performance and that of the Company against goals established annually.

Under their respective employment agreements, the annual target bonus for Mr. Fishman is 55% of his current base salary, the annual target bonus for Dr. Dunne is 40% of his current base salary and the annual target bonus for Ms. Matthews is 35% of her current base salary.

At the beginning of each year, our compensation committee reviews the accomplishments of the named executive officers as measured against the the previous year’s goals, whether each goal had been achieved and the relative weight that should be given to each goal in determining the cash bonus payment for that year.  Based on its review, the compensation committee recommended cash bonus payments of $151,841 to Mr. Fishman, $81,000 to Dr. Dunne and $62,475 to Ms. Matthews with respect to the year ended December 31, 2019. The compensation committee recommended cash bonus payments of $305,910 to Mr. Fishman, $166,551 to Dr. Dunne and $126,175 to Ms. Matthews with respect to the year ended December 31, 2018.

Equity Incentive Awards

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our executive officers and our shareholders.  In addition, we believe that our ability to grant options and other equity-based awards helps us to attract, retain and motivate our executive officers and encourages them to devote their best efforts to our business and financial success.

In February 2020, pursuant to powers delegated to it by the board of directors, our compensation committee approved the grant of performance restricted stock units, or PSUs, under our 2018 Equity Incentive Plan to our named executive officers which are subject to certain performance based vesting conditions. The following number of PSUs were granted to the executive officers: 335,000 to Mr. Fishman, 160,000 to Dr. Dunne and 125,000 to Ms. Matthews. These PSUs shall vest in the following proportions: (i) 50% upon Board certification of the acceptance by the United States Food and Drug Administration, or the FDA, of a New Drug Application, or NDA,, provided such event occurs on or before December 31, 2021; and (ii) 50% on the date which is the initial deadline set by the FDA to complete its review of such NDA in accordance with the Prescription Drug User Fee Act, provided such event occurs on or before December 31, 2021 and in each case such executive remains in continued service with us.

In January 2019, our compensation committee approved the grant of share options under the 2018 Equity Incentive Plan to the named executive officers to purchase the following number of shares, effective on February 15, 2019: 150,000 to Mr. Fishman, 85,000 to Dr. Dunne and 30,000 to Ms. Matthews. 25% of each option vested on February 15, 2020 based on each named executive officer’s continued service with us through that date and the remaining 75% is scheduled to vest in equal monthly installments thereafter until February 15, 2023 subject to each named executive officer’s continued provision of services to us on each vesting date. Each of the option awards has an exercise price of $5.80 per share, being the closing price on the Nasdaq Global Market on the date of grant.

In January 2019, the compensation committee also approved the grant of performance restricted stock units, or PSUs, under our 2018 Equity Incentive Plan to our named executive officers effective on February 15, 2019 and which are subject to certain performance based vesting conditions. The following number of PSUs were granted to the executive officers: 15,000 to Mr. Fishman, 9,000 to Dr. Dunne and 4,000 to Ms. Matthews. The vesting of these PSUs is subject to approval of an NDA of ours by the FDA and achievement of our ordinary shares on the Nasdaq Global Market of an average closing price that equals or exceeds $13 over any 20 consecutive trading days (from the period beginning 19 days prior to receipt of NDA approval) at a point in time when the executive remains in continued service with us and provided such events occur on or before December 31, 2021.

In March 2018, the board of directors approved the grant of stock options under the 2018 Equity Incentive Plan to the named executive officers to purchase the following number of shares, effective on our initial public offering: 127,307 to Mr. Fishman, 79,567 to Dr. Dunne and 23,870 to Ms. Matthews. 25% of the options vested on May 24, 2019 with the remaining 75% scheduled to vest in equal monthly installments thereafter until May 24, 2022 subject to each named executive officer’s continued provision of services to us on each vesting date. Each of the option awards has an exercise price of $13.00 per share, being the closing price on the Nasdaq Global Market on the date of grant.

Outstanding Equity Awards at December 31, 2019

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2019. All equity awards were granted under our 2015 Equity Incentive Plan and our 2018 Equity Incentive Plan.

	Option Awards				Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price Per Share(2)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested(3) (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Corey N. Fishman	36,759	28,592(4)	$3.30	09/11/2027	—	—
	50,392	76,915(5)	13.00	05/23/2028	—	—
	—	150,000(6)	5.80	02/14/2029	—	—
	—	—	—	12/31/2021	15,000	67,500
Michael W. Dunne, M.D.	23,392	18,195 (4)	3.30	09/11/2027	—	—
	31,495	48,072 (5)	13.00	05/23/2028	—	—
	—	85,000 (6)	5.80	02/14/2029	—	—
	—	—	—	12/31/2021	9,000	40,500
Judith M. Matthews	6,683	5,199 (4)	3.30	09/11/2027	—	—
	9,448	14,422 (5)	13.00	05/23/2028	—	—
	—	30,000 (6)	5.80	02/14/2029	—	—
	—	—	—	12/31/2021	4,000	18,000

(1) Pursuant to the equity agreements between the named executive officer and us, the vesting of such named executive officer’s share and option awards will accelerate under certain circumstances as described under the section titled “—Potential Payments Upon Termination or Change in Control

(2) The exercise price per share of the stock options reflects the fair market value per ordinary share on the date of grant.

(3) The awards reported are performance restricted share units for which vesting is subject to approval of an NDA of ours by the FDA and achievement of our ordinary shares on the Nasdaq Global Market of an average closing price that equals or exceeds $13 over any 20 consecutive trading days (from the period beginning 19 days prior to receipt of NDA approval) at a point in time when the executive remains in continued service with us and provided that each such event occurs on or before December 31, 2021.

(4) Stock option that vested as to 1/4th of the shares underlying the option on September 12, 2018 with the remaining shares scheduled to vesting in equal monthly installments thereafter until September 12, 2021, subject to continued service with us through each relevant vesting date.

(5) Stock option that vested as to 1/4th of the shares underlying the option on May 24, 2019 with the remaining shares scheduled to vesting in equal monthly installments thereafter until May 24, 2022, subject to continued service with us through each relevant vesting date.

(6) Stock option that vested as to 1/4th of the shares underlying the option on February 15, 2020 with the remaining shares scheduled to vesting in equal monthly installments thereafter until February 15, 2023, subject to continued service with us through each relevant vesting date.

Employment Agreements with Executive Officers

We have entered into offer letters with each of our named executive officers.  The offer letters generally provide for at-will employment and set forth the executive’s initial base salary, target variable compensation, eligibility for employee benefits, the terms of initial equity grants and in some cases severance benefits on a qualifying termination.  Each of our named executive officers has also executed our standard form proprietary information agreement.  Any potential payment and benefits due upon a termination of employment or change of control of us are further described below.

Corey N. Fishman serves as our President and Chief Executive Officer. On November 18, 2015, Mr. Fishman entered into an offer letter with Iterum Therapeutics US Limited, our indirect wholly owned subsidiary. The offer letter has no specific term and constitutes an at-will employment arrangement.  In 2017, Mr. Fishman’s base salary was $420,000.  On May 2, 2018, Mr. Fishman entered into an amended offer letter, which became effective upon the closing of our initial public offering pursuant to which Mr. Fishman’s base salary became $540,000, and his discretionary annual target performance bonus increased from 50% to 55% of his annual base salary. His base salary was reviewed in January 2019 and increased to $552,150, effective February 1, 2019. His base salary was reviewed in February 2020 and increased to $561,813, effective February 1, 2020.

Michael W. Dunne, M.D. serves as our Chief Scientific Officer. On November 18, 2015, Dr. Dunne entered into an offer letter with Iterum Therapeutics US Limited, our indirect wholly owned subsidiary. The offer letter has no specific term and constitutes an at-will employment arrangement. Dr. Dunne’s base salary pursuant to the offer letter was $350,000 and his discretionary annual target performance bonus is 40% of his annual base salary.  In 2017, Dr. Dunne’s base salary was $367,500 and in 2018 was $378,525. Dr.

Dunne’s base salary was reviewed in January 2019 and was increased to $405,000, effective February 1, 2019.  His base salary was reviewed in February 2020 and increased to $412,088, effective February 1, 2020.

Judith M. Matthews serves as our Chief Financial Officer. On November 18, 2015, Ms. Matthews entered into an offer letter with Iterum Therapeutics US Limited, our indirect wholly owned subsidiary. The offer letter has no specific term and constitutes an at-will employment arrangement. In 2017, Ms. Matthew’s base salary was $236,250. Ms. Matthews entered into an amended offer letter, which became effective upon the closing of our initial public offering pursuant to which Ms. Matthews’ base salary became $350,000, and her discretionary annual target performance bonus increased from 25% to 35% of her annual base salary.  Ms. Matthew’s base salary was reviewed in January 2019 and increased to $357,000, effective February 1, 2019. Her base salary was reviewed in February 2020 and increased to $363,248, effective February 1, 2020.

Potential Payments Upon Termination or Change in Control

Our agreements with each of our named executive officers provide that upon the termination of his or her employment by us other than for cause, or by the named executive officer with good reason (each as defined in the offer letters), he or she will be entitled to receive the following severance benefits:

•	cash severance equal to a fixed number of months of such executive’s base salary (twelve months in the case of Mr. Fishman and nine months in the case of Dr. Dunne and Ms. Matthews); and
•	Company-paid COBRA premiums for up to 12 months following such executive’s termination date.

If such a qualifying termination occurs within the period beginning one month prior to and ending 12 months following a change of control of us, the cash severance payment entitlement described above will increase to twelve months of such executive’s then current base salary in the case of Dr. Dunne and Ms. Matthews, and to eighteen months of his then current base salary in the case of Mr. Fishman. The executives will also be entitled to an additional cash payment equal to a percentage of such executives’ target annual bonus for the year of termination, equal to 100% in the case of Dr. Dunne and Ms. Matthews and 150% in the case of Mr. Fishman. In addition, each of Mr. Fishman, Dr. Dunne and Ms. Matthews’ currently outstanding share awards will accelerate in full.

Each offer letter also contains a “better after-tax” provision, which provides that if any of the payments to such named executive officer constitutes a parachute payment under Section 280G of the Internal Revenue Code of 1986, as amended, or the Code, the payments will either be (i) reduced or (ii) provided in full to the executive, whichever results in the executive receiving the greater amount after taking into consideration the payment of all taxes, including the excise tax under Section 4999 of the Code, in each case based upon the highest marginal rate for the applicable tax.

Payment of any of the severance benefits described above is also conditioned on the named executive officer’s delivery and non-revocation of a general release of claims in our favor.

On March 11, 2020, on recommendation from the compensation committee, our board of directors approved the creation of a carve out plan to reward certain key employees including Mr. Fishman, Dr. Dunne and Ms. Matthews in the event of a change of control.   The aggregate amount payable under the plan will be calculated on a tiered basis based on the upfront consideration payable to us and our equityholders in connection with such change of control, with potential aggregate amounts payable under the plan falling within a range around approximately 2.5% of the upfront consideration.  The other terms of the plan and each executive’s entitlement to participate are to be determined at the time of the change of control transaction.

Director Compensation – Summary Compensation Table

The following table shows the total compensation paid or accrued by us and our subsidiaries during the year ended December 31, 2019 to each of our current and former non-employee directors. Directors who are employed by us are not compensated for their service on our board of directors.

Name	Fees Earned or Paid in Cash ($)	Share Awards(1)(2) ($)	Option Awards (1)(3) ($)	Other Compensation(6) ($)	Total ($)
Brenton K. Ahrens	42,500	—	80,000	—	122,500
Mark Chin	48,500	40,000	—	40,000	128,500
Paul R. Edick(4)	38,250	—	—	—	38,250
James I. Healy M.D., Ph.D.(5)	41,000	40,000	-	40,000	121,000
Patrick J. Heron	39,000	20,000	40,000	20,000	119,000
Ronald M. Hunt	51,000	40,000	—	40,000	131,000
David G. Kelly	59,000	80,000	—	—	139,000
Shahzad Malik, M.D.	45,000	—	80,000	—	125,000

(1) The amounts reported do not reflect the amounts actually received by our director. Instead, these amounts reflect the aggregate grant date fair values of restricted share units and stock options granted to our directors during the years ended December 31, 2019, as computed in accordance with FASB ASC 718. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements included in this 10-K. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our directors who have received options will only realize compensation with regard to these options to the extent the trading price of our ordinary shares is greater than the exercise price of such options.

(2) The aggregate number of outstanding restricted share units held by each of our non-employee directors as of December 31, 2019 were as follows: Mr. Ahrens: 0; Mr. Chin: 5,703; Mr. Edick: 0; Dr. Healy: 5,703; Mr. Heron: 2,852; Mr. Hunt: 5,703; Mr. Kelly: 11,406; and Dr. Malik: 0.

(3) The aggregate number of shares subject to outstanding share options units held by each of our non-employee directors as of December 31, 2019 were as follows: Mr. Ahrens: 19,671; Mr. Chin: 0; Mr. Edick: 0; Dr. Healy: 0; Mr. Heron: 9,836; Mr. Hunt: 11,241; Mr. Kelly: 3,182; and Dr. Malik: 30,912.

(4)  Mr. Edick did not stand for reelection to our board of directors at our 2019 Annual General Meeting of Shareholders held on June 13, 2019 and his service as a director ceased on the date of such meeting.

(5) Dr. Healy resigned as a member of our board of directors on February 12, 2020.

(6)  With respect to the portion of equity compensation to be made in restricted stock units, directors can elect for the award to be made in the form of a mixture of 50% cash and 50% shares on vesting. Other compensation represents that portion of the restricted stock units elected to be made in the form of cash.

On the expiry of Paul R. Edick’s term of office as director on June 13, 2019, pursuant to an ordinary share subscription deed dated as of October 14, 2015 between us and Mr. Edick, the compensation committee approved the acceleration of all remaining unvested ordinary shares issued thereunder, being 331 ordinary shares.  As a result, those ordinary shares were no longer subject to a right of repurchase by us.  In addition, the compensation committee approved the acceleration of 1,060 options over ordinary shares held by Mr. Edick at a price of $3.30 such that on the expiry of his term as director, those share options became exercisable in full.

Non-Employee Director Compensation Policy

Under our Non-Employee Director Compensation Policy each non-employee director is eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards.  Each director receives an annual base cash retainer of $35,000 for such service, to be paid quarterly. The non-executive chairperson of our board of directors receives an additional annual base cash retainer of $27,500 for such service, to be paid quarterly.

The policy also provides that we compensate the members of our board of directors for service on our committees as follows:

•

The chairperson of our audit committee receives an annual cash retainer of $15,000 for such service, paid quarterly, and each of the other members of the audit committee receives an annual cash retainer of $7,500, paid quarterly.

•

The chairperson of our compensation committee receives an annual cash retainer of $12,000 for such service, paid quarterly, and each of the other members of the compensation committee receives an annual cash retainer of $6,000, paid quarterly.

•

The chairperson of our nominating and corporate governance committee receives an annual cash retainer of $8,000 for such service, paid quarterly, and each of the other members of the nominating and corporate governance committee receives an annual cash retainer of $4,000, paid quarterly.

The policy further provides for the grant of annual equity awards as follows:

•	Each director will receive annual equity awards with a fixed value of $80,000.
•

The equity awards will be granted as a mix of share options and restricted stock units, at such director’s discretion. Each director must determine their mix of equity awards no later than 30 days prior to the applicable grant date.

•	All equity awards will vest on the one-year anniversary of the grant date.
•

The value of a share option to be granted under this policy will be determined using the same method we use to calculate the grant-date fair value of share options in our financial statements, except that no provision will be made for estimated forfeitures related to service-based vesting. The actual number of shares to be granted under a restricted stock unit award under this policy will be determined by dividing the grant date value by a 30-day volume weighted average trading price (ending on the trading day immediately preceding the grant date).

We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending our board of director and committee meetings.

For 2020, it was agreed that the right to receive an annual equity award would be waived by each of the non-executive directors with the exception of Mr. Kelly.

Risk Considerations in Our Compensation Program

Our compensation committee has reviewed and evaluated the philosophy and standards on which our compensation plans have been developed and implemented across our Company.  It is our belief that our compensation programs do not encourage inappropriate actions or risk taking by our executive officers.  We do not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on our Company.  In addition, we do not believe that the mix and design of the components of our executive compensation program encourage management to assume excessive risks.

2018 Equity Incentive Plan

Our board of directors adopted our 2018 Equity Incentive Plan, or the 2018 Plan, in March 2018 and our shareholders approved the 2018 Plan in May 2018.

Authorized Awards. Our 2018 Plan authorizes the award of incentive stock options that may qualify for favorable tax treatment under U.S. tax laws to their recipients under Section 422 of the Code, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, or SARs, restricted stock, restricted stock units, or RSUs, performance-based awards, and other stock awards, which are collectively referred to as awards. We may grant awards under the 2018 Plan to our employees, including our officers, and employees of our affiliates. A separate sub-plan to the 2018 Plan has been established for the purpose of granting awards to our non-employee directors and consultants and non-employee directors and consultants of our affiliates, which we refer to as the Sub-Plan. The provisions of the 2018 Plan apply in their entirety to any awards made under the Sub-Plan save for certain amendments set out in the Sub-Plan required in the context of awards to non-employee directors and consultants and non-employee directors and consultants of our affiliates, rather than employees,  including references to eligible participants under the Sub-Plan.

Share Reserve. Initially, the aggregate number of our ordinary shares that may be issued pursuant to awards under our 2018 Plan was 1,018,459 shares, which includes any shares subject to outstanding options or other awards that were granted under our 2015 Plan and that are forfeited, terminated, expire or are otherwise not issued. Additionally, upon board or committee approval the number of ordinary shares reserved for issuance under our 2018 Plan will increase on January 1 of each calendar year for ten years, starting on January 1, 2019 and ending on and including January 1, 2028, in an amount up to 4% of the total number of our ordinary shares outstanding on December 31 of the prior calendar year, or a lesser number of shares determined by our board of directors. On

December 5, 2018, pursuant to powers delegated to it by our board of directors, the compensation committee approved effective

January 1, 2019 an increase in the number of ordinary shares available to be granted pursuant to the 2018 Plan by 4% of the total number of issued share capital on December 31, 2018, being 574,081 ordinary shares.  In February 2020, the compensation committee approved an increase in the number of ordinary shares available to be granted pursuant to the 2018 Plan by 594,758. As of December 31, 2019, options to purchase 936,618 ordinary shares were outstanding under our 2018 Plan, with a weighted-average exercise price of $8.97 per share. As of December 31, 2019, there were 31,367 and 50,000 ordinary shares to be issued upon vesting of outstanding RSUs and PSUs, respectively.

The maximum number of our ordinary shares that may be issued upon the exercise of ISOs under our 2018 Plan is equal to 3,055,377.

Shares subject to awards granted under our 2018 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under our 2018 Plan. Additionally, shares become available for future grant under our 2018 Plan if they were issued under awards under our 2018 Plan if we repurchase them or they are forfeited. This includes shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award.

Plan Administration. Our 2018 Plan is administered by our compensation committee, or by our board of directors or another duly authorized committee of our board of directors, acting in place of our compensation committee. Our board of directors or our compensation committee may also delegate to one or more of our officers the authority to designate employees (other than officers) to receive specified share awards, and determine the number of shares subject to such awards.

Our compensation committee has the authority to construe and interpret our 2018 Plan, grant and amend awards, determine the terms of such awards and make all other determinations necessary or advisable for the administration of the plan, including, but not limited to, repricing options or SARs without prior shareholder approval. Awards granted under the 2018 Plan may vest over time based on the holder’s continued service with us, or following the achievement of certain pre-established performance goals.

Options. Options represent the right to purchase our ordinary shares on the date of exercise at a stated exercise price. ISOs may only be granted to employees of the Company and its subsidiaries. The exercise price of an option generally must be at least equal to the fair market value of our ordinary shares on the date of grant. Our compensation committee may provide for options to be exercised only as they vest or to be immediately exercisable with any shares issued on exercise being subject to our right of repurchase that lapses as the shares vest. The maximum term of options granted under our 2018 Plan is ten years.

Restricted Stock Awards. Restricted stock awards represent an offer by us to issue or sell our ordinary shares subject to vesting restrictions, which may lapse based on time or achievement of performance conditions. The price (if any) of a restricted stock award will be determined by our compensation committee. Unless otherwise determined by our compensation committee at the time of grant, vesting will cease on the date the participant no longer provides services to us and unvested shares will be forfeited.

Restricted Stock Unit Awards (RSUs) and Performance Restricted Stock Units (PSUs). RSUs and PSUs represent the right to receive our ordinary shares at a specified date in the future, subject to forfeiture of that right because of termination of employment or failure to achieve certain performance conditions. If an RSU/PSU award has not been forfeited, then on the date specified in the RSU/PSU agreement, we will deliver to the holder a number of whole ordinary shares, cash or a combination of our ordinary shares and cash. Additionally, dividend equivalents may be credited in respect of shares covered by an RSU/PSU award.

Stock Appreciation Rights. SARs provide for a payment, or payments, in cash or ordinary shares, to the holder based upon the difference between the fair market value of our ordinary shares on the date of exercise and the stated exercise price. The maximum term of SARs granted under our 2018 Plan is ten years.

Other Stock Awards. Our compensation committee may grant other awards based in whole or in part by reference to our ordinary shares. Our compensation committee will determine the number of shares under such award and all other terms and conditions of such awards.

Transferability. Awards granted under our 2018 Plan may not be transferred in any manner other than by will or by the laws of descent and distribution or as otherwise determined by our compensation committee or under the terms of our 2018 Plan or an applicable award agreement.

Changes to Capital Structure. In the event that there is a specified type of change in our capital structure, such as a share split or recapitalization, appropriate adjustments will be made to (i) the class and the maximum number of shares reserved for issuance under our 2018 Plan, (ii) the class and the maximum number of shares by which the share reserve may increase automatically each year, (iii) the class and the maximum number of shares that may be issued upon the exercise of ISOs, and (iv) the class and the number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding awards.

Corporate Transactions. Our 2018 Plan provides that in the event of certain specified significant corporate transactions, each outstanding award will be treated as determined by our board of directors unless otherwise provided in an award agreement or other written agreement between us and the award holder. The board of directors may take one of the following actions with respect to such awards:

•	arrange for the assumption, continuation or substitution of an award by a successor corporation;
•	arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation;

•	accelerate the vesting, in whole or in part, of the award and provide for its termination prior to the transaction;
•	arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us;
•

cancel or arrange for the cancellation of the award, to the extent not vested or not exercised prior to the closing of the transaction, in exchange for a cash payment or no payment, as determined by our board of directors; and

•

cancel or arrange for the cancellation of the award to the extent not vested but not exercised prior to the closing of the transaction, in exchange for a payment, in the form determined by our board of directors, equal to the excess, if any, of (A) the per share amount payable to holders of our ordinary shares in the transaction over (B) any exercise price payable by the participant in connection with the award, multiplied by the number of shares subject to the award.

•

A corporate transaction generally will be deemed to occur in the event of: (i) a sale of all or substantially all of our assets, (ii) the sale or disposition of more than 50% of our outstanding securities, (iii) the consummation of a merger or consolidation where we do not survive the transaction and (iv) the consummation of a merger or consolidation where we do survive the transaction but our ordinary shares outstanding prior to such transaction are converted or exchanged into other property by virtue of the transaction. In addition, any one or more of the above events may be effected pursuant to (x) a takeover under Irish takeover rules; (y) a compromise or arrangement under Chapter 1 of Part 9 of the Irish Companies Act 2014 (Irish Companies Act) or (z) Chapter 2 of Part 9 of the Irish Companies Act.

•	The board of directors is not obligated to treat all awards or portions of stock awards, even those that are of the same type, in the same manner.
•

Amendment and Termination. Our board of directors or another duly authorized committee has the authority to amend, suspend, or terminate our 2018 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our shareholders. No ISOs may be granted after the tenth anniversary of the date our board of directors adopted our 2018 Plan, and no awards may be granted under our 2018 Plan while it is suspended or after it is terminated.

2015 Equity Incentive Plan

•

Our board of directors adopted and our shareholders approved our 2015 Equity Incentive Plan, or the 2015 Plan, in November 2015. The 2015 Plan was amended most recently in May 2017. The 2015 Plan provides for the grant of ISOs, NSOs, restricted stock awards, RSUs, SARs, and other stock awards to our employees, directors and consultants.

•

Since the 2018 Plan became effective, we no longer grant awards under the 2015 Plan. However, any outstanding awards granted under the 2015 Plan remain outstanding, subject to the terms of the 2015 Plan and stock option agreements, until such outstanding options are exercised or until they terminate or expire by their terms.

•

Authorized Shares. As of December 31, 2019, options to purchase 213,652 ordinary shares were outstanding under our 2015 Plan, with a weighted-average exercise price of $3.31 per share. As of December 31, 2018, options to purchase 233,607 ordinary shares were outstanding under our 2015 Plan, with a weighted-average exercise price of $3.32 per share. The maximum number of ordinary shares that may be issued on the exercise of ISO under our 2015 Plan is the share reserve.

•

Plan Administration. Our 2015 Plan may be administered by our board of directors or another duly authorized committee. Our 2015 Plan is currently administered by our compensation committee. Our board of directors or another duly authorized committee has the authority to construe and interpret our 2015 Plan, amend the plan and outstanding awards and make all other determinations necessary or advisable for the administration of the plan, including, but not limited to, repricing options or SARs without prior shareholder approval.

•

Corporate Transactions. Our 2015 Plan provides that in the event of a corporate transaction, each outstanding award will be treated as determined by our board of directors unless otherwise provided in an award agreement or other written agreement between us and the award holder. The board of directors may generally take the same actions as summarized above in connection with awards under the 2018 Plan, and the definition of a corporate transaction under the 2015 Plan is substantially the same as such defined term in the 2018 Plan.

•

Transferability. Awards granted under our 2015 Plan may not be transferred in any manner other than by will or by the laws of descent and distribution or as otherwise determined by our compensation committee or under the terms of our 2015 Plan or an applicable award agreement.

•

Plan Amendment or Termination. Our board of directors or another duly authorized committee has the authority to amend, suspend, or terminate our 2015 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our shareholders.

Health and Welfare Benefits

All of our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, and vision insurance plans, in each case on the same basis as all of our other full-time employees.

401(k) Plan

We maintain a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax basis, up to the statutorily prescribed annual limits on contributions under the Code. The Company is required to contribute a deferral rate of up to 3% to the 401(k) plan on behalf of certain employees. We have not historically made discretionary contributions to the 401(k) plan for the benefit of employees. Employee contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Limitation on Liability and Indemnification of Directors and Officers

Our articles of association, and indemnification agreements with our board of directors and executive officers provide for indemnification for our directors and officers.

Rule 10b5-1 Sales Plans

Our directors and officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell ordinary shares on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer generally may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may generally buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy.

Compensation Committee Interlocks and Insider Participation

During 2019, the members of our compensation committee were Ronald M. Hunt (Chairman), Mark Chin, Paul R. Edick (to June 2019), James I. Healy, M.D., Ph.D., and Shahzad Malik, M.D. No member of our compensation committee is, or has ever been, an officer or employee of our Company. None of our executive officers serve, or have served during the last year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of February 29, 2020 by:

(a)	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our ordinary shares;
(b)	each of our named executive officers;
(c)	each of our directors; and
(d)	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including share options that are exercisable within 60 days of February 29, 2020. Our ordinary shares issuable pursuant to share options are deemed outstanding for computing the percentage of the person holding such options and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all ordinary shares shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act of 1933, as amended.  Percentage ownership is based on 15,772,360 ordinary shares outstanding on February 29, 2020. Except as otherwise set forth below, the address of the beneficial owner is c/o Iterum Therapeutics plc, Block 2 Floor 3 Harcourt Centre, Harcourt Street, Dublin 2, Ireland.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Principal Shareholders
Entities affiliated with Advent Life Sciences(1)	868,161	5.8%
Entities affiliated with Arix Bioscience(2)	1,089,903	7.3%
Entities affiliated with Canaan Partners(3)	1,733,170	11.7%
Entities affiliated with Frazier Healthcare(4)	1,538,316	10.4%
Entities affiliated with New Leaf Ventures(5)	1,456,303	9.8%
Entities affiliated with Pivotal bioVenture Partners(6)	945,086	6.4%
Entities affiliated with Sofinnova Venture Partners(7)	1,726,514	11.6%
Directors and Named Executive Officers:
Corey N. Fishman(8)	386,909	2.6%
Michael Dunne, MD(9)	237,732	1.6%
Judith M. Matthews(10)	83,990	*
Brenton K. Ahrens(11)	6,154	*
Mark Chin(2)(12)	1,096,057	7.4%
Patrick J. Heron(4)(13)	1,544,470	10.4%
Ronald M. Hunt(5)(14)	1,467,544	9.9%
David G. Kelly(15)	28,445	*
Shahzad Malik, M.D.(1)(16)	879,402	5.9%
All current executive officers and directors as a group (9 persons)(1)(2)(4)(5)(17)	5,730,703	37.8%

* less than 1%

(1)

Consists of 868,161 shares reported as beneficially owned by Advent Life Sciences LLP, Advent Life Sciences Fund II LP and Shahzad Malik, M.D., of which each such reporting person reports sole voting power with respect to zero of these shares, shared voting power with respect to all 868,161 of these shares, sole dispositive power with respect to zero of these shares and shared dispositive power with respect to all 868,161 of these shares. Advent Life Sciences LLP is the general partner of Advent Life Sciences Fund II LP. Dr. Malik, a member of our board of directors, is a general partner of Advent Life Sciences LLP. The address for each of the reporting persons is 158-160 North Gower Street, London, NW1 2ND, United Kingdom. We obtained the information regarding beneficial ownership of these shares solely from Schedule 13D/A that was filed with the SEC on January 29, 2020.

(2)

Consists of 1,089,903 shares beneficially owned by Arix Bioscience Plc, Arix Bioscience Holdings Limited and Mark Chin, of which each such reporting person reports sole voting power with respect to zero of these shares, shared voting power with respect to all 1,089,903 of these shares, sole dispositive power with respect to zero of these shares and shared dispositive power with respect to all 1,089,903 of these shares. The shares are held directly by Arix Bioscience Holdings Limited. Mr. Chin, a member of our board of directors, is an investment director of Arix Bioscience Plc, which is the sole owner and parent of Arix Bioscience Holdings Limited. The address for each of the reporting persons is 20 Berkeley Square, Mayfair, London W1J 6EQ, United Kingdom.  We obtained the information regarding beneficial ownership of these shares solely from Schedule 13D/A that was filed with the SEC on January 27, 2020.

(3)

Consists of 1,733,170 shares reported as beneficially owned by Canaan X L.P. and Canaan Partners X LLC, of which each such entity reports sole voting power with respect to 1,733,170 shares, shared voting power with respect to zero shares, sole dispositive power with respect to 1,733,170 shares and shared dispositive power with respect to zero shares. The shares are directly held by Canaan X L.P. Canaan Partners X LLC is the general partner of Canaan X L.P. and may be deemed to beneficially own the shares held by Canaan X L.P. Brenton K. Ahrens, Stephen M. Bloch, Daniel T. Ciporin, Wende S. Hutton, Maha S. Ibrahim, Deepak Kamra, Nina Kjellson, Guy M. Russo, Timothy Shannon and Hrach Simonian are the managing members of Canaan Partners X LLC. Investment, voting and dispositive decisions with respect to the shares held by Canaan X L.P. are made by the managers of Canaan Partners X LLC, collectively. Mr. Ahrens, a member of our board of directors, is a managing member of Canaan Partners X LLC. No manager or member of Canaan Partners X LLC has beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) of any shares held by Canaan X L.P. The address for each of the reporting persons is 285 Riverside Avenue, Suite 250, Westport, Connecticut 06880. We obtained the information regarding beneficial ownership of these shares solely from Schedule 13G that was filed with the SEC on February 6, 2019.

(4)

Consists of (a) 1,197,161 shares reported as beneficially owned by Frazier Healthcare VII, L.P., of which such entity reports sole voting power with respect to zero shares, shared voting power with respect to 1,197,161 shares, sole dispositive power with respect to zero shares and shared dispositive power with respect to 1,197,161 shares, and (b) 341,155 shares held directly by Frazier Healthcare VII-A, L.P. of which such entity reports sole voting power with respect to zero shares, shared voting power with respect to 341,155 shares, sole dispositive power with respect to zero shares and shared dispositive power with respect to 341,155 shares. The general partner of Frazier Healthcare VII, L.P. and Frazier Healthcare VII-A, L.P. is FHM VII, L.P., a Delaware limited partnership, and the general partner of FHM VII, L.P. is FHM VII, L.L.C., a Delaware limited liability company, each of which are reported as the beneficial owner of 1,538,316 shares, of which each such entity reports sole voting power with respect to zero shares, shared voting power with respect to 1,538,316 shares, sole dispositive power with respect to zero shares and shared dispositive power with respect to 1,538,316 shares. Mr. Heron, a member of our board of directors, Alan Frazier, Nader Naini, Nathan Every, Brian Morfitt, and James Topper are members of FHM VII, L.L.C. and may be deemed to share voting and investment power with respect to the shares held by FHM VII, L.L.C. The address for each of the reporting persons is c/o Frazier Healthcare Partners, 601 Union Street, Suite 3200, Seattle WA 98101. We obtained the information regarding beneficial ownership of these shares solely from Schedule 13D/A that was filed with the SEC on January 27, 2020.

(5)

Consists of (a) 1,071,688 shares reported as beneficially owned by New Leaf Venture III, L.P. (“NLV-III”), New Leaf Venture Associates III, L.P. (“NLVA-III LP”) and New Leaf Venture Management III, L.L.C. (“NLVM-III LLC”), of which each such entity reports sole voting power with respect to 1,071,688 shares, shared voting power with respect to zero shares, sole dispositive power with respect to 1,071,688 shares and shared dispositive power with respect to zero shares, and (b) 384,615 shares held by New Leaf Biopharma Opportunities II, L.P. (“NBPO-II”), New Leaf BPO Associates II, L.P. (“NBPO-IIA”) and New Leaf BPO Management II, L.L.C. (“NBPO-IIM”), of which each such entity reports sole voting power with respect to 384,615 shares, shared voting power with respect to zero shares, sole dispositive power with respect to 384,615 shares and shared dispositive power with respect to zero shares.  NLVA-III LP is the general partner of NLV-III and NLVM-III LLC is the general partner of NLVA-III LP. NBPO-IIA is the general partner of NBPO-II and NBPO-IIM is the general partner of NBPO-IIA. Mr. Hunt, a member of our board of directors and Vijay K. Lathi are individual managers of NLVM-III LLC and individual managers of NPBO-IIM, and as a result may be deemed to have shared power to vote and dispose of these shares.  The address for each of the reporting persons other than Vijay K. Lathi is c/o New Leaf Venture Partners, 420 Lexington Avenue, Suite 408, New York, NY 10170. The address for Vijay K. Lathi is c/o New Leaf Venture Partners, 2730 Sand Hill Road, Suite 110, Menlo Park, CA 94025. We obtained the information regarding beneficial ownership of these shares solely from Schedule 13D/A that was filed with the SEC on January 27, 2020.

(6)

Consists of 945,086 shares reported as beneficially owned by Pivotal bioVenture Partners Fund I, L.P., Pivotal bioVenture Partners Fund I G.P., L.P. and Pivotal bioVenture Partners Fund I U.G.P., Ltd., of which each such entity reports sole voting power with respect to zero shares, shared voting power with respect to 945,086 shares, sole dispositive power with respect to zero shares and shared dispositive power with respect to 945,086 shares. The shares are held directly by Pivotal bioVenture Partners Fund I, L.P. Pivotal bioVenture Partners Fund I G.P., L.P. is the general partner of Pivotal bioVenture Partners Fund I, L.P. and Pivotal bioVenture Partners Fund I U.G.P., Ltd is the general partner of Pivotal bioVenture Partners Fund I, G.P., L.P. The board of directors of Pivotal bioVenture Partners Fund I U.G.P., Ltd retains ultimate voting and investment control and power over the shares owned by Pivotal bioVenture Partners Fund I, L.P. The address for each of the reporting persons is 1700 Owens Street, Suite 595, San Francisco, CA 94158. We obtained the information regarding beneficial ownership of these shares solely from Schedule 13G that was filed with the SEC on December 24, 2018.

(7)

Consists of 1,726,514 shares reported as beneficially owned by Sofinnova Venture Partners IX, L.P. (“SVP IX”), Sofinnova Management IX, L.L.C. (“SM IX”), Dr. Michael F. Powell and Dr. James I. Healy, with respect to which SVP IX and SM IX report sole voting power and sole dispositive power, and Dr. Michael F. Powell and Dr. James I. Healy report shared voting power and shared dispositive power. SM IX is the general partner of SVP IX. Each of Dr. Healy and Michael Powell is a managing member of SM IX. The address for each of the reporting persons is c/o Sofinnova Ventures, 3000 Sand Hill Road, Bldg. 4, Suite 250, Menlo Park, CA 94025. We obtained the information regarding beneficial ownership of these shares solely from Schedule 13D/A that was filed with the SEC on January 24, 2020.

(8)	Consists of (a) 239,953 shares held directly by Mr. Fishman, and (b) 146,956 shares issuable to Mr. Fishman pursuant to share options exercisable within 60 days of February 29, 2020.
(9)	Consists of (a) 147,958 shares held directly by Dr. Dunne, and (b) 89,774 shares issuable to Dr. Dunne pursuant to share options exercisable within 60 days of February 29, 2020.
(10)	Consists of (a) 56,130 shares held directly by Ms. Matthews, and (b) 27,860 shares issuable to Ms. Matthews pursuant to share options exercisable within 60 days of February 29, 2020.
(11)	Consists of 6,154 shares beneficially owned by Mr. Ahrens.
(12)	Includes 6,154 shares beneficially owned by Mr. Chin.
(13)	Includes 6,154 shares held directly by Mr. Heron.
(14)	Includes 11,241 shares issuable to Mr. Hunt pursuant to share options exercisable within 60 days of February 29, 2020.
(15)	Consists of (a) 25,702 shares beneficially owned by Mr. Kelly and (b) 2,743 shares issuable to Mr. Kelly pursuant to share options exercisable within 60 days of February 29, 2020.
(16)	Includes 11,241 shares issuable to Dr. Malik pursuant to share options exercisable within 60 days of February 29, 2020.
(17)

Includes (a) 488,205 shares held by the current directors and executive officers, (b) 289,815 shares issuable to the current directors and executive officers pursuant to share options exercisable within 60 days of February 29, 2020.

Equity Compensation Plan Information

The following table provides certain aggregage information with respect to all of our equity compensation plans in effect as of December 31, 2019.  As of December 31, 2019, we had two equity compensation plans, the 2018 Equity Incentive Plan, or the 2018 Plan,  and the 2015 Equity Incentive Plan, or the 2015 Plan, each of which were approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted average exercise price of outstanding options(2)	Number of securities remaining for future issuance under equity compensation plan (excluding securities reflected in column (a))(3)
Equity compensation plans approved by shareholders	1,231,637	$7.92	537,631
Equity compensation plans not approved by shareholders	—	—	—
Total	1,231,637	$7.92	537,631

(1) This amount includes 31,367 shares subject to outstanding RSUs and 50,000 shares subject to oustanding PSUs, in each case as of December 31, 2019.

(2) The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs and PSUs, which have no exercise price.

(3) The amount disclosed does not reflect an additional 594,758 ordinary shares authorized for issuance under the 2018 Plan as of February 14, 2020, as an annual increase in accordance with the terms of such plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2018, to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. We refer to such transactions as “related party transactions” and such persons as “related parties.” With the approval of our board of directors, we have engaged in the related party transactions described below. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unaffiliated third parties.

Participation in our Initial Public Offering

In May 2018, in our initial public offering, we issued an aggregate of 6,350,000 ordinary shares at a purchase price of $13.00 per share, which included 200,000 ordinary shares issued upon the exercise by the underwriters of their option to purchase additional shares. Certain of our existing shareholders and their affiliated entities, including affiliates of our directors, purchased an aggregate of approximately $42.9 million of our ordinary shares in our initial public offering at the initial public offering price. The table below sets forth the aggregate number of ordinary shares issued to our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, at the time of the transaction:

Name	Shares	Aggregate Purchase Price
Frazier Healthcare VII, L.P.	354,949	$ 4,614,337
Frazier Healthcare VII-A, L.P.	101,150	1,314,950
New Leaf Ventures III, L.P.	278,062	3,614,806
New Leaf Biopharma Opportunities II, L.P.	384,615	4,999,995
Canaan X, L.P.	506,656	6,586,528
Sofinnova Venture Partners IX, L.P.	500,000	6,500,000
Arix Bioscience Holdings Ltd.	337,606	4,388,878
Pivotal bioVenture Partners Fund I, L.P.	313,908	4,080,804
Domain Partners IX, L.P.	153,846	1,999,998
Advent Life Sciences LLP	8,144	105,872
Advent Life Sciences Fund II LP	228,840	2,974,920
Bay City Capital GF Xinde International Life Sciences USD Fund, L.P.	125,563	1,632,319
Corey Fishman	3,000	39,000
Michael Dunne	2,000	26,000
Judith M. Matthews	4,000	52,000
Total	3,302,339	$ 42,930,407

(1)	Mr. Heron, a member of our board of directors, is a general partner of Frazier Healthcare Partners

(2)Mr. Hunt, a member of our board of directors, is a managing partner of New Leaf Venture Partners

(3)Mr. Ahrens, a member of our board of directors, is a general partner of Canaan.

(4)Dr. Healy, a former member of our board of directors, is a general partner of Sofinnova Ventures

(5)Mr. Chin, a member of our board of directors, is an investment director of Arix Bioscience

(6)Dr. Hopfner, a former member of our board, is a managing partner of Pivotal bioVenture Partners

(7)Dr. Malik, a member of our board of directors, is a general partner of Advent Life Sciences

Participation in Private Placement

On January 16, 2020, we entered into a Securities Purchase Agreement by and among us, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), Iterum Therapeutics International Limited, Iterum Therapeutics US Limited and Iterum Therapeutics US Holding Limited (collectively, the Guarantors) and a limited number of accredited investors (the Purchasers) pursuant to which Iterum Bermuda sold and issued units consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (the Exchangeable Notes), fully and unconditionally guaranteed on an unsecured senior subordinated basis by the Guarantors, and (ii) Limited Recourse Royalty-Linked Subordinated Notes, fully and unconditionally guaranteed on an unsecured senior subordinated basis by the Guarantors (RLNs, and together with the Exchangeable Notes, the Units), to the Purchasers in a private placement (Private Placement).  Certain of our existing shareholders and their affiliated entities, including affiliates of our directors, purchased an aggregate of 13,398 Units.  The table below sets forth the aggregate number of Units issued to our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, at the time of the transaction:

Name	Shares	Aggregate Purchase Price
Advent Life Sciences LLP	53	$ 53,000
Advent Life Sciences Fund II LP	1,495	1,495,000
Arix Bioscience Holdings Limited	1,900	1,900,000
Canaan X, L.P.	2,000	2,000,000
Frazier Healthcare VII, L.P.	1,167	1,167,000
Frazier Healthcare VII-A, L.P.	333	333,000
New Leaf Ventures III, L.P.	2,208	2,208,000
New Leaf Biopharma Opportunities II, L.P.	792	792,000
Sofinnova Venture Partners IX, L.P.	1,750	1,750,000
Domain Partners IX, L.P.	1,000	1,000,000
Pivotal bioVenture Partners Fund I, LP	700	700,000
Total	13,398	$ 13,398,000

In connection with the Private Placement, we also entered into an investor rights agreement (the 2020 Investor Rights Agreement) with the Purchasers (including certain of our directors and holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, as listed above) pursuant to which Iterum Bermuda and the Guarantors agreed to file a registration statement covering (a) in the case of a registration statement on Form S-1, the resale of the Exchangeable Notes, the ordinary shares issuable in connection with the exchange of the Exchangeable Notes (the Exchange Shares) and the RLNs or (b) in the case of a registration statement on Form S-3, the Exchange Shares (the securities in (a) and (b) together, the Registrable Securities). Under the 2020 Investor Rights Agreement, we agreed to file an initial registration statement covering the resale by the Purchasers of their Registrable Securities within 10 business days following the later of (x) the earlier of (I) the consummation of an offering of subscription rights to purchase additional Securities that we agreed to undertake in connection with the Private Placement and (II) January 21, 2021 and (y) the date on which the number of our unissued ordinary shares available for issuance (less certain reserved shares) is greater than the total number of ordinary shares issuable upon exchange of the then outstanding Exchangeable Notes. If a registration statement has not been filed within the timeframe set forth in the 2020 Investor Rights Agreement or the registration statement covering the Registrable Securities ceases to be effective for resales of Registrable Securities for more than 60 consecutive days or for more than 120 days in any 12-month period, then, subject to the terms of the 2020 Investor Rights Agreement, additional interest will accrue on the Exchangeable Notes and the RLNs.

In addition, pursuant to the terms of the 2020 Investor Rights Agreement, for so long as Sarissa Capital Management LP (Sarissa) and its affiliates own at least 5% or 12.5%, as applicable, of our outstanding ordinary shares on a fully diluted basis, promptly, and in any event no more than 5 business days following written request of Sarissa, we will cause our board of directors to increase to consist of nine or 10 members, as applicable, and we will cause the board of directors to consist of no more than 10 members without the prior written consent of Sarissa. In addition, for so long as Sarissa and its affiliates own at least 12.5% of our outstanding ordinary shares on a fully diluted basis, Sarissa will have the right to designate two directors to our board of directors and, for so long as Sarissa and its affiliates own at least 5% but less than 12.5%, it will have the right to designate one director to our board of directors (Investor Designees). Pursuant to the terms of the 2020 Investor Rights Agreement, such Investor Designees will be appointed to our board of directors and to be members of the class of directors that was subject to reelection at our most recent annual meeting of shareholders. The Investor Designees will be entitled to be a member of any committee of our board of directors subject to the terms of the 2020 Investor Rights Agreement. Pursuant to the terms of the 2020 Investor Rights Agreement, the purchasers party thereto, subject to specified exceptions, have agree with us to vote in favor of the election of the Investor Designees, and we have agreed to cause the Investor Designees to be named in any relevant proxy statement..

Furthermore, pursuant to the terms of the 2020 Investor Rights Agreement, for so long as Sarissa owns 10% of our outstanding ordinary shares on a fully diluted basis, Sarissa will have a right of first offer with respect to future proposed equity financings of ours up to that portion of such new securities which equals Sarissa’s percentage ownership of our outstanding ordinary shares on a fully diluted basis, subject to specified exceptions for certain exempt issuances and pursuant to specified procedures. In the event our board of directors determines in good faith that we must conduct an equity financing on an expedited basis without compliance with the right of first offer described above in order to avoid material harm to us or any of our affiliates, we may effect and consummate such equity financing and, as promptly as practicable following the consummation of such equity financing, Sarissa will have the opportunity to participate in such equity financing and be put in the same place (including in respect of the percentage ownership of our equity securities) Sarissa would have been had such equity financing been effected in accordance with the terms of the right of first offer. As set forth in the 2020 Investor Rights Agreement, in any 12 month period, we may conduct an equity financing without compliance with the pre-emptive rights described above (an Excused Issuance); provided that we may not issue new securities (other than specified exempted securities) exceeding (in the aggregate with all other Excused Issuances during such 12 month period) 5% of our issued and outstanding ordinary shares on a fully diluted basis, and we may not issue new securities (other than specified exempted securities) in exchange for consideration (whether in cash or other property) the value of which exceeds (in the aggregate with all other Excused Issuances during such 12 month period) $5.0 million. We may only consummate two Excused Issuances for so long as the 2020 Investor Rights Agreement is in effect.

2017 Investor Rights Agreement

In May 2017, we entered into an amended and restated investor rights agreement with holders of our preferred shares and ordinary shares, including certain holders of more than 5% of our share capital, our executive officers, certain of our directors, and entities affiliated with certain of our directors (the 2017 Investor Rights Agreement). Since the closing of our initial public offering, those holders are entitled to certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing. The 2017 Investor Rights Agreement also gave the shareholders that are parties thereto the right to participate in new issuances of equity securities by us, subject to certain exceptions. This right to participate in new issuances of equity securities terminated by its terms upon the completion of our initial public offering in May 2018.

Amended Offer Letters

In May 2018 we entered into amended offer letters with certain of our executive officers. For more information regarding these amended offer letters, see Item 11. Executive Compensation — Employment Agreements with Executive Officers above.

Equity Grants

We have granted stock option and RSU awards to certain non-employee members of our board of directors. For details and a description of these awards, see Item 11. Executive Compensation above.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers.  In addition, our subsidiary, Iterum Therapeutics US Limited, has entered into an indemnification agreement with each of our directors and executive officers. These agreements, among other things, require us to indemnify an indemnitee to the fullest extent permitted by applicable law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the indemnitee in any action or proceeding, including any action or proceeding by us or in our right, arising out of the person’s services as a director or executive officer.   We also maintain a directors and officers liability insurance policy which covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Related Party Transaction Policy

We have adopted a formal written policy that our executive officers, directors, key employees, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related-party transaction with us without the prior consent of our audit committee, or other independent body of our board of directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal shareholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, is required to first be presented to our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our audit committee will consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, but not limited to, whether the transaction will be on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Some of the transactions described in this section were entered into prior to the adoption of this policy. Although we did not have a written policy for the review and approval of transactions with related persons prior to May 2018, our board of directors has historically reviewed and approved any transaction where a director or officer had a financial interest, including the relevant transactions described above. Prior to approving such a transaction, the material facts as to a director’s or officer’s relationship or interest in the agreement or transaction were disclosed to our board of directors. Our board of directors took this information into account when evaluating the transaction and in determining whether such transaction was fair to us and in the best interest of all our shareholders.

Director independence

Applicable rules of The Nasdaq Stock Market, or Nasdaq, require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that within one year of the date of the completion of an initial public offering, all the members of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

In order to be considered independent for purposes of Rule 10C-1 under the Exchange Act, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director's ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In March 2020, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director.  Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Mr. Ahrens, Mr. Chin, Mr. Heron, Mr. Hunt, Mr. Kelly or Dr. Malik, representing six of our seven current directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules.  Mr. Fishman is not an independent director under Rule 5605(a)(2) because he is our President and Chief Executive Officer. Our board of directors has also determined that Messrs. Kelly, Ahrens and Chin, who comprise our audit committee, Messrs. Hunt and Chin and Dr. Malik, who comprise our compensation committee, and Messrs. Heron, Hunt and Kelly and Dr. Malik, who comprise our nominating and corporate governance committee, satisfy the independence standards for such committees established by the SEC and Nasdaq.  In making such determination, our board of directors considered the relationships that each such non-employee director has with our Company, including the transactions described in this Item 13,  and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our shares by each non-employee director as described above Item 12.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services and other services rendered by KPMG to us for the fiscal years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit fees (1)	$235,251	$380,070
Audit related fees (2)	—	—
Tax fees (3)	110,758	80,235
All other fees	—	—
	$346,009	$460,305

(1) “Audit Fees” consist of fees billed for professional services performed by KPMG for the audit of our annual financial statements, the review of interim financial statements, and related services that are normally provided in connection with our initial public offering and registration statements on Form S-3 and Form S-8. Included in the 2018 audit fees is $208,427 of fees billed in connection with our initial public offering in May 2018.

(2) “Audit related fees” consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

(3) “Tax fees” consist of fees for professional services, including tax consulting and compliance performed by an independent registered public accounting firm.

All of these services were pre-approved by the audit committee in accordance with the “Policy on Audit Committee Pre-Approval of Services” described below.   No work carried out in connection with the audit of our financial statements was performed by persons other than KPMG’s full time, permanent employees.

Policy on Audit Committee Pre-Approval of Services

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee reviews and pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of exhibits filed or furnished as part of this Annual Report on Form 10-K;

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
3.1	Constitution of Iterum Therapeutics plc		Form 8-K (Exhibit 3.1)	May 30, 2018	001-38503
4.1	Form of Ordinary Share Certificate of Registrant.		Form S-1 (Exhibit 4.1)	May 1, 2018	333-224582
4.2

Indenture (including form of note), dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and U.S. Bank National Association, as trustee.

X
4.3	Form of 6.500% Exchangeable Senior Subordinated Note due 2025 (included within Exhibit 4.2).	X
4.4

Indenture (including form of note), dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited, Iterum Holders’ Representative LLC and Computershare Trust Company, N.A., as trustee.

X
4.5	Form of Limited Recourse Royalty-Linked Subordinated Note (included within Exhibit 4.4).	X
4.6	Description of the registrant’s registered securities.	X
10.1†	License Agreement by and among Registrant, Iterum Therapeutics International Limited and Pfizer Inc. dated as of November 18, 2015.		Form S-1 (Exhibit 10.1)	May 1, 2018	333-224582
10.2	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its shareholders dated May 18, 2017.		Form S-1 (Exhibit 10.2)	May 1, 2018	333-224582
10.3+	2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.3)	May 1, 2018	333-224582
10.4+	Forms of U.S. Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.4)	May 1, 2018	333-224582
10.5+	Forms of Irish Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.5)	May 1, 2018	333-224582
10.6+	2018 Equity Incentive Plan.		Form S-1/A (Exhibit 10.6)	May 16, 2018	333-224582
10.7+	Forms of U.S. Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.7)	May 1, 2018	333-224582
10.8+	Forms of International Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.8)	May 1, 2018	333-224582
10.9+	Form of Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.9)	May 1, 2018	333-224582
10.10+	Form of 2020 Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan.	X
10.12	Form of Indemnity Agreement by and between the Registrant and its directors and officers.		Form S-1 (Exhibit 10.10)	May 1, 2018	333-224582
10.12	Form of Indemnity Agreement by and between Iterum Therapeutics US Limited and its directors and officers.		Form S-1 (Exhibit 10.11)	May 1, 2018	333-224582
10.13+	Employment Terms by and between Iterum Therapeutics US Limited and Corey N. Fishman dated November 18, 2015.		Form S-1 (Exhibit 10.12)	May 1, 2018	333-224582

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
10.14+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Corey N. Fishman dated May 2, 2018.		Form S-1/A (Exhibit 10.13)	May 4, 2018	333-224582
10.15+	Employment Terms by and between Iterum Therapeutics US Limited and Michael W. Dunne dated November 18, 2015.		Form S-1 (Exhibit 10.14)	May 1, 2018	333-224582
10.16+	Employment Terms by and between Iterum Therapeutics US Limited and Judith M. Matthews dated November 18, 2015.		Form S-1 (Exhibit 10.15)	May 1, 2018	333-224582
10.17+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Judith M. Matthews dated May 2, 2018.		Form S-1/A (Exhibit 10.16)	May 4, 2018	333-224582
10.18+	Non-Employee Director Compensation Policy.		Form S-1/A (Exhibit 10.18)	May 16, 2018	333-224582
10.19

Loan and Security Agreement by and among Silicon Valley Bank, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited, and Iterum Therapeutics US Limited, dated April 27, 2018.

			Form S-1/A (Exhibit 10.19)	May 4, 2018	333-224582
10.20

Intellectual Property Security Agreement by and among Silicon Valley Bank, the Registrant, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited, and Iterum Therapeutics US Limited, dated April 27, 2018.

			Form S-1/A (Exhibit 10.20)	May 4, 2018	333-224582
10.21	Warrant to Subscribe for Shares, issued to Silicon Valley Bank, dated April 27, 2018.		Form S-1/A (Exhibit 10.21)	May 4, 2018	333-224582
10.22	Warrant to Subscribe for Shares, issued to Life Sciences Fund II LLC, dated April 27, 2018.		Form S-1/A (Exhibit 10.22)	May 4, 2018	333-224582
10.23	Additional Form of Warrant to Subscribe for Ordinary Shares as may be issued to Silicon Valley Bank pursuant to the Loan and Security Agreement.		Form S-1/A (Exhibit 10.23)	May 4, 2018	333-224582
10.24	Additional Form of Warrant to Subscribe for Ordinary Shares as may be issued to Life Sciences Fund II LLC pursuant to the Loan and Security Agreement.		Form S-1/A (Exhibit 10.24)	May 4, 2018	333-224582
10.25

Securities Purchase Agreement, dated as of January 16, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto.

			Form 8-K (Exhibit 10.1)	January 17, 2020	001-38503
10.26

Investor Rights Agreement, dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto.

X
10.27

First Amendment to Loan and Security Agreement, dated as of January 16, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and Silicon Valley Bank.

			Form 8-K (Exhibit 10.3)	January 17, 2020	001-38503
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of KPMG, Independent Registered Public Accounting Firm.	X

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_____________

+	Indicates management contract or compensatory plan.
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

ITERUM THERAPEUTICS PLC

Date: March 12, 2020	By:	/s/ Corey N. Fishman
Corey N. Fishman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Corey N. Fishman Corey N. Fishman	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2020

/s/ Judith M. Matthews Judith M. Matthews	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020

/s/ Brenton K. Ahrens Brenton K. Ahrens	Director	March 12, 2020

/s/ Mark Chin Mark Chin	Director	March 12, 2020

/s/ Patrick J. Heron Patrick J. Heron	Director	March 12, 2020

/s/ Ronald M. Hunt Ronald M. Hunt	Director	March 12, 2020

/s/ David G. Kelly David G. Kelly	Director	March 12, 2020

/s/ Shahzad Malik Shahzad Malik, M.D.	Director	March 12, 2020