Form 10-Q
period 2020-03-31
Iterum Therapeutics plc
filed 2020-05-14
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 14,868,973 ordinary shares, $0.01 par value per share, outstanding.

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
•

the impact of COVID-19, including the responsive measures taken by governmental authorities and others, on our clinical trials, on future commercialization of, and future demand for, our products, available funding, our operations and the economy in general, which may precipitate or exacerbate other risks and/or uncertainties;

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$23,257	$4,801
Prepaid expenses and other current assets	5,332	6,887
Current portion of restricted cash	30	30
Total current assets	28,619	11,718
Property and equipment, net	533	572
Restricted cash, less current portion	60	60
Other assets	13,100	13,401
Total assets	$42,312	$25,751
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$6,301	$15,486
Accrued expenses	6,244	12,458
Derivative liability	25,359	—
Current portion of long-term debt	5,867	5,800
Current portion of royalty-linked notes	50	—
Income taxes payable	321	200
Other current liabilities	2,948	3,042
Total current liabilities	47,090	36,986
Long-term debt, less current portion	18,847	7,625
Royalty-linked notes, less current portion	10,965	—
Other liabilities	7,151	7,378
Total liabilities	$84,053	$51,989
Commitments and contingencies (Note 13)
Shareholders’ deficit:
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued at March 31, 2020 and December 31, 2019	—	—
Ordinary shares, $0.01 par value per share: 50,000,000 shares authorized at March 31, 2020 and December 31, 2019; 14,868,973 shares issued at March 31, 2020 and December 31, 2019	149	149
Additional paid-in capital	209,133	208,536
Accumulated deficit	(251,023)	(234,923)
Total shareholders' deficit	$(41,741)	$(26,238)
Total liabilities and shareholders’ deficit	$42,312	$25,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$—	$37
Operating expenses:
Research and development	$(9,743)	$(17,387)
General and administrative	(3,151)	(3,116)
Total operating expenses	(12,894)	(20,503)
Operating loss	(12,894)	(20,466)
Interest expense, net	(2,596)	(104)
Private placement transaction costs	(2,130)	—
Adjustments to fair value of derivatives	1,679	—
Other (expense) / income, net	(38)	124
Total other (expense) / income	(3,085)	20
Loss before income taxes	(15,979)	(20,446)
Income tax expense	(121)	(134)
Net loss and comprehensive loss	(16,100)	(20,580)
Net loss attributable to ordinary shareholders	$(16,100)	$(20,580)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(1.08)	$(1.44)
Weighted average ordinary shares outstanding – basic and diluted	14,868,973	14,290,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,100)	$(20,580)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	39	35
Share-based compensation expense	597	540
Gain on short-term investments	—	(88)
Non-cash gain on short-term investments	—	(9)
Interest on short-term investments	—	(11)
Amortization of debt discount and deferred financing costs	1,614	98
Interest on exchangeable notes - non-cash	652	—
Private placement transaction costs included in financing activities	2,130	—
Adjustments to fair value of derivatives	(1,679)	—
Other	378	219
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	590	1,002
Accounts payable	(9,185)	2,135
Accrued expenses	(6,214)	1,662
Income taxes	121	134
Other liabilities	(334)	(190)
Net cash used in operating activities	(27,391)	(15,053)
Cash flows from investing activities:
Purchases of property and equipment	—	(10)
Proceeds from sale of short-term investments	—	35,100
Net cash provided by investing activities	—	35,090
Cash flows from financing activities:
Repayments of long-term debt	(1,552)	—
Proceeds from private placement, net of transactions costs	47,423	—
Proceeds from exercise of share options	—	49
Net cash provided by financing activities	45,871	49
Effect of exchange rates on cash and cash equivalents	(24)	(34)
Net increase in cash, cash equivalents and restricted cash	18,456	20,052
Cash, cash equivalents and restricted cash, at beginning of period	4,891	44,671
Cash, cash equivalents and restricted cash, at end of period	$23,347	$64,723
Supplemental Disclosure of Cash Flow Information:
Interest paid	$294	$350

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

1. Basis of Presentation

Iterum Therapeutics plc (the Company) was incorporated under the laws of the Republic of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. The Company maintains its registered office at Block 2 Floor 3, Harcourt Centre, Harcourt Street, Dublin 2, Ireland. The Company commenced operations in November 2015. The Company licensed global rights to its novel anti-infective compound, sulopenem, from Pfizer Inc. (Pfizer). The Company is a clinical-stage pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first and only oral and intravenous (IV) branded penem available globally.

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement pursuant to which its wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs, Royalty-Linked Notes and, together with the Exchangeable Notes, the Securities) to a group of accredited investors. The Company has not generated any product revenue. The Company is subject to risks and uncertainties common to early-stage companies in the pharmaceutical industry, including, but not limited to, the ability to secure additional capital to fund operations, failure to successfully develop and commercialize its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization.

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

On July 5, 2019, the Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019, and pursuant to which it registered for sale up to $150.0 million of any combination of its ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that the Company may determine.

On January 21, 2020, the Company completed a private placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold approximately $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors (the Private Placement).  The Securities were sold in units (the Units) with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.  The Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), subject to specified limitations. The RLNs entitle holders to payments based on a percentage of the Company’s net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs.  Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the U.S. Food and Drug Administration (the FDA). The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Securities of approximately $46.4 million, after deducting placement agent fees and offering expenses.

In connection with the Private Placement, the Company agreed to undertake an offering of subscription rights to purchase additional Units (the Rights Offering) on a pro rata basis to its shareholders who did not participate in the Private Placement.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

On April 3, 2020 the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) established following the signing of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) on March 27, 2020. On April 30, 2020, the Company’s wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into a note with SVB (the Lender) under the Program, pursuant to the Company receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company during the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the note on the last day of the Deferral Period by the maturity date. Under the terms of the Program, the SBA will forgive the portion of loan proceeds used for payroll costs and other designated operating expenses for up to eight weeks, provided at least 75% of the loan proceeds are used for payroll costs. The Company expects to incur qualifying payroll costs and other operating expenses in the eight weeks from April 30, 2020 such that the Company may be able to request forgiveness of some portion of the loan from the Lender.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, debt raised under its financing arrangement with SVB, payments received under the CARB-X program and the proceeds of the Private Placement. The Company has incurred operating losses since inception, including net losses of $16,100 and $20,580 for the three months ended March 31, 2020 and 2019, respectively, and a net loss of $103,130 for the year ended December 31, 2019. The Company had an accumulated deficit of $251,023 as of March 31, 2020 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements.

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

Based on the Company’s operating losses since inception, the expectation of continued operating losses for the foreseeable future and the need to raise additional capital to finance its future operations, management have concluded there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date this Quarterly Report on Form 10-Q is issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

COVID-19 Global Pandemic

In December 2019, an outbreak of COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets and leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may impact the ability of the Company’s strategic partners to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These effects, and the direct effect of the virus and any potential disruption on the Company’s operations, may negatively impact the Company’s ability to meet the Company’s strategic targets. The Company’s employees, in most cases, are working remotely due to safety concerns and using various technologies to perform their functions. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit the Company’s ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, the Company may experience a material adverse effect on its business operations and financial condition; however, its ultimate impact is highly uncertain and subject to change.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The Company cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can the Company predict the severity and duration of its impact. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity.

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2020, and results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019 have been made. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies, other than the addition of accounting policies for Exchangeable Notes, Derivative liabilities and RLNs and the adoption of accounting pronouncements as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the valuation of restricted ordinary shares, the valuation of share-based compensation awards and the valuation of the RLNs and derivative liabilities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ materially from those estimates. The Company has contemplated the impact of COVID-19 within its financial statements and is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities.

Specifically, management has estimated variables used to calculate the discounted cash flow analysis (DCF) and assumptions used in the Black-Scholes and binomial lattice models to value derivative instruments (See Note 3 - Fair Value of Financial Assets and Liabilities).

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $110 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s consolidated balance sheet is a certificate of deposit for $90 which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease (see Note 6 - Leases).

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

    Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company has most of its cash and cash equivalents at two accredited financial institutions in the United States and Ireland, in amounts that exceed federally insured limits. The Company did not hold any short-term investments as of March 31, 2020. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period; in accordance with Accounting Standard Codification (ASC) 260, Earnings per Share. For the periods presented, the following ordinary shares underlying the options, unvested restricted ordinary shares, unvested restricted share units, unvested performance restricted share units and the warrants have been excluded from the calculation because they would be anti-dilutive.

	Three Months Ended
	March 31, 2020	March 31, 2019
Options to purchase ordinary shares	1,133,208	1,091,238
Unvested restricted ordinary shares	-	60,250
Unvested restricted share units	25,664	36,924
Unvested performance restricted share units	1,127,000	50,000
Warrants	19,890	19,890
Total	2,305,762	1,258,302

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

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended March 31,
Operating expenses	2020	2019
Ireland	$9,431	$17,436
U.S.	3,463	3,067
Total	$12,894	$20,503

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	March 31, 2020	December 31, 2019
Ireland	$10,865	$10,936
U.S.	2,970	3,037
Total	$13,835	$13,973

Exchangeable Notes

The Company evaluates its debt and equity issuances to determine if those contracts, or embedded components of those contracts, qualify as derivatives under ASC 815, Derivatives and Hedging. Where embedded exchange features are determined to be derivatives, under ASC 815-15, which requires bifurcation, these contracts are recorded at fair value and deducted from the book value of the debt host as a debt discount. The debt host is subsequently measured at amortized cost. Debt discounts are recognized to interest expense over the term of the debt using the effective interest method.

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts,

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

which require bifurcation and measurement at fair value for accounting purposes on the balance sheet date. Any liabilities recorded at fair value are revalued each reporting period with the resulting change in fair value reflected in other (expense) / income, net.

In determining the appropriate fair values, the Company uses variety of valuation techniques applying Black-Scholes and binomial lattice models, which are discussed in Note 3 - Fair Value of Financial Assets and Liabilities. The Company’s derivative financial instrument consists of embedded options in the Exchangeable Notes. The embedded derivative includes provisions that provide the noteholder with certain exchange rights and protections on a change of control. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

Royalty-Linked Notes

The RLNs qualify as debt instruments under ASC 470, Debt, and are initially recorded at fair value, applying a DCF model, and then subsequently measured at amortized cost. Amortization is recognized as interest expense over the term of the debt instrument using the effective interest method.

Income Taxes

The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three months ended March 31, 2020, or to the Company’s net deferred tax assets as of March 31, 2020.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance within ASU 2016-13, along with related updates (collectively ASC 326) introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments by using all practical and relevant information. The new guidance became effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Further clarification on disclosures relating to the standard were released in March 2020, in ASU 2020-03, Codification Improvements to Financial Instruments, which outlined seven areas of improvements relating to financial instrument guidance. The new standards were effective January 1, 2020 and adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for us on January 1, 2020, and did not have a material impact on the Company’s disclosures.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2019-12 will have on the condensed consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in ASU 2020-01 clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2020-01 will have on the condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions if certain criteria are met in order to ease the potential accounting

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

and financial reporting burden associated with the expected market transition away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is currently assessing what impact ASU 2020-04 will have on the condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

March 31, 2020
Assets	Total	Level 1	Level 2	Level 3
Other asset – advance payment to supplier	$3,734	—	—	3,734

December 31, 2019
Assets	Total	Level 1	Level 2	Level 3
Other asset – advance payment to supplier	$3,884	—	—	3,884

The other asset above relates to advance payments made to a supplier that were recorded at fair value using DCF analysis as of March 31, 2020 and December 31, 2019. The fair value measurements of these advance payments were determined based on significant unobservable inputs, including discount rates of 20% and 15%, as of March 31, 2020 and December 31, 2019, respectively, and the expected time to recovery of the payment. Changes to the inputs described above are not expected to have a material impact on the company’s financial position and results of operations in any given period.

The carrying amounts reported in the condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

The following table presents information about the Company’s long-term debt, Exchangeable Notes, Derivative liabilities and RLNs. The Company’s long-term debt was carried at amortized cost on the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

March 31, 2020	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$5,867	$5,867	—	5,867	—
Long-term debt, less current portion	6,122	5,837	—	5,837	—
Exchangeable Notes
Long-term exchangeable note	12,725	27,099	—	27,099	—
Derivative liability - exchange option	25,359	25,359	—	—	25,359
Revenue Futures
Current portion of royalty linked notes	50	50	—	—	50
Long-term royalty linked notes, less current portion	10,965	11,880	—	—	11,880
Total	$61,088	$76,092	—	38,803	37,289

December 31, 2019	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$5,800	$5,800	—	5,800	—
Long-term debt, less current portion	7,625	7,213	—	7,213	—
Total	$13,425	$13,013	—	13,013	—

The book value of the current portion of long-term debt approximates its fair value due to the short-term nature of the balance. The fair value of long-term debt, less current portion was determined based on a DCF analysis using quoted market interest

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

rates, without consideration of transaction costs, which represents a Level 2 basis of fair value measurement. The counterparty to the long-term debt is a major international financial institution.

The fair value of long-term Exchangeable Notes was determined based on a DCF analysis using the fixed interest rate outlined in the Exchangeable Note indenture, without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of March 31, 2020 consist of the embedded exchange option contained in the Exchangeable Notes (see Note 8 - Debt) and a separate financial instrument, that was issued during the Private Placement as part of the Units, the RLNs (see Note 9 – Royalty-Linked Notes). The exchange option met the criteria to be bifurcated and accounted for separately, from the host debt, in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option is presented as a derivative liability (the Derivative liability). The Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), at any time beginning on the first anniversary of the issuance of the Exchangeable Notes, subject to specified limitations. The Derivative liability, representing the exchange option was recorded at fair value of $27,038 upon issuance of the Exchangeable Notes and is subsequently remeasured to fair value at the end of each reporting period. The fair value at March 31, 2020 amounted to $25,359.

The fair value of the derivative liability was determined using a valuation techniques applying Black-Scholes and binomial lattice models, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of January 21, 2020 and March 31, 2020 include the indenture terms of the Exchangeable Notes, the Company’s share price at the exchange date, the expected annual volatility of the Company’s ordinary shares, and a risk-adjusted discount rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following summary table shows the assumptions used in the Black-Scholes and binomial lattice pricing models to estimate the fair value of the exchange option:

	March 31, 2020	January 21, 2020 (Issuance Date)
Expected term in years	4.79	4.98
Volatility	100%	80%
Risk-free interest rate	0.37%	1.57%
Dividend rate	0%	0%
Discount rate	22%	21%

 The RLNs liability is carried at amortized cost on the condensed consolidated balance sheet as of March 31, 2020 (see Note 9 – Royalty-Linked Notes). The total fair value of $11,880 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the indenture terms of the RLNs, the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and royalty payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied during the duration of the model was in the range of 18% - 22%. The book value of the current portion of the RLN approximates its fair value due to the short-term nature of the balance. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2020	December 31, 2019
Prepaid research and development expenses	2,260	1,679
Short-term deposits	1,211	1,139
Research and development tax credit receivable	1,027	1,036
Deferred financing expenses (1)(2)	312	2,339
Prepaid insurance	237	569
Other prepaid assets	206	50
Value added tax receivable	66	68
Interest receivable	13	7
Total	$5,332	$6,887

(1) Deferred financing expenses as of March 31, 2020 relate to Rights Offering expenses - See Note 1 for further details
(2) See Notes 8 and 9 to the condensed consolidated financial statements for further details on movements in deferred financing expenses

5. Property and Equipment

Property and equipment and related accumulated depreciation are as follows:

	March 31, 2020	December 31, 2019
Leasehold improvements	$592	$592
Furniture and fixtures	120	120
Laboratory equipment	81	81
Computer equipment	132	132
	925	925
Less: accumulated depreciation	(392)	(353)
	$533	$572

Depreciation expense was $39 for the three months ended March 31, 2020 and $152 for the year ended December 31, 2019.

6. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have terms which range from four to 19 years, and generally include one or more options to terminate or renew. The termination options can reduce the lease term for periods ranging from two to 10 years, however the remaining lease terms do not represent these early termination dates as management have concluded that it is reasonably certain that the Company will not exercise these options. The renewal terms can extend the lease term for additional periods ranging from three to five years. These renewal options are represented in the remaining lease term as management have concluded that it is reasonably certain that the Company will exercise the renewal option. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $252 and $254 of operating lease costs for right-of-use assets during the three months ended March 31, 2020 and 2019, respectively.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	December 31, 2019
Cash paid for operating lease liabilities	$333	$190
Right-of-use assets obtained in exchange for new operating lease obligation	—	7,622

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term	12.3 years	12.5 years
Weighted-average discount rate	7.6%	7.6%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	March 31, 2020	December 31, 2019
Other assets	$7,019	$7,144

Other current liabilities	$513	$580
Other liabilities	6,521	6,748
Total lease liabilities	$7,034	$7,328

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2020 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended March 31,
2021	$1,008
2022	1,013
2023	1,024
2024	1,027
2025	1,031
Thereafter	5,299
$10,402
Less imputed interest	(3,368)
Total lease liabilities	$7,034

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
Accrued clinical trial costs	$3,676	$9,866
Accrued payroll and bonus expenses	1,456	1,207
Accrued manufacturing expenses	193	136
Accrued other expenses	919	1,249
Total	$6,244	$12,458

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

8. Debt

Secured Credit Facility

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

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the three months ended March 31, 2020. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $630, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 9.78% as of March 31, 2020. The Company recognized $410 and $448 of interest expense related to the loan agreement during the three months ended March 31, 2020 and 2019, respectively, including $116 and $98 related to the accretion of the debt discounts and deferred financing costs during the three months ended March 31, 2020 and 2019, respectively.

2025 Exchangeable Notes

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.

The Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), at any time beginning on the first anniversary of the issuance of the Exchangeable Notes, subject to specified limitations.

In addition, the Exchangeable Notes will become due and payable by the Company upon the occurrence of a fundamental change (Fundamental Change) as defined in the Exchangeable Notes indenture. The Company will be required to pay the holder of the Exchangeable Notes the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note in connection with such Fundamental Change if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change.

The Company evaluates its debt and equity issuances to determine if those contracts, or embedded components of those contracts, qualify as derivatives under ASC 815-15, Derivatives and Hedging, requiring separate recognition in the Company’s financial statements. The Company evaluated the accounting for the issuance of the Exchangeable Notes and concluded that the embedded exchange option is considered a derivative liability under ASC 815-15 requiring bifurcation, from the Exchangeable Notes, as it does not qualify for the scope exceptions for contracts in an entity’s own equity given the terms of the Exchangeable Notes. The exchange option is accounted for as a derivative liability, under ASC 815-15, and is required to be separated and recorded as a

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

liability, which is revalued each reporting period with the resulting change in fair value reflected in other (expense) / income, net, in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the exchange option at January 21, 2020 was $27,038, which was recorded as a reduction to the book value of the host debt contract. This debt discount is being amortized to interest expense over the term of the debt using the effective interest method. Transaction costs amounting to $2,130 were allocated to the exchange option. These costs are reflected in private placement transaction costs in the condensed consolidated statements of operations and comprehensive loss for three months ended March 31, 2020. Transaction costs, amounting to $2,135, were allocated to the debt host and capitalized in the host debt book value.

In circumstances where the embedded exchange option in a convertible instrument is required to be bifurcated, and there are other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within twelve months of the balance sheet date.

The Company determined that all other features of the Exchangeable Notes were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or that the fair value of the feature was immaterial to the Company's condensed consolidated financial statements.

The Company recognized $652 of interest expense related to the Exchangeable Notes during the three months ended March 31, 2020 and $1,589 related to the amortization of the debt discounts and deferred financing costs. These amounts are recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020. The balance of the Exchangeable Notes as of March 31, 2020 is as follows:

	March 31, 2020
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $1 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$652

2025 Exchangeable Notes	51,588	652
Unamortized discount and debt issuance costs	(39,515)	—
2025 Exchangeable Notes, net	$12,073	$652

Scheduled principal payments on outstanding debt, as of March 31, 2020, for the following five fiscal years and thereafter were as follows:

Year Ending March 31, (unaudited)
2021	$6,207
2022	6,207
2023	—
2024	—
2025	51,588
Thereafter	—
$64,002

9. Royalty-Linked Notes

Liability Related to Sale of Future Royalties

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. The RLNs will entitle the holders thereof to royalty payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any royalty payments unless the Company receives FDA approval for one or more specified sulopenem

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN ($2.00 per Unit), has not been paid as of the end date on December 31, 2045 (or December 31, 2025, in the event that the Company has not yet received FDA approval with respect to one or more specified sulopenem products by such date), Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the indenture governing the RLNs (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and royalty payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). Accordingly, the RLN Maximum Return Amount for each Unit, each of which contains 50 RLNs, is equal to $8,000.00. The RLNs will be redeemable at the Company’s option.

In accordance with exceptions allowed under ASC 815-10, Derivatives and Hedging, due to a limit on the amount of royalties that the noteholders can earn under the RLN, this transaction is accounted for as a debt liability under ASC 470, Debt, that is being amortized using the effective interest method over the life of the arrangement. The Company has no obligation to pay any amount to the noteholders until the net revenue of the specified products are earned. In order to record the amortization of the liability, the Company is required to estimate the total amount of future net revenue to be earned in each period under the RLN indenture and the payments that will be passed through to the noteholders over the life of the RLN indenture.

The note proceeds were allocated based on the relative fair value of the debt instrument, less transactions costs amounting to $940, as debt discounts. The Company imputes interest on the amortized cost of the liability using an estimated effective interest rate of 21.9%. Royalties paid to the noteholders in each period, related to sale of future royalties, will offset the liability. The Company periodically assesses the revenue forecasts of the specified royalty products and the related royalty payments, and to the extent such royalty payments are greater or less than the initial estimate, the Company adjusts the amortization of the liability and interest rate, to ensure the liability is fully amortized on fulfilment of the agreement.

The Company recognized $25 of interest expense related to the RLNs, in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020, related to the accretion of the debt discounts and deferred financing costs. These amounts are recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020. The balance of the RLNs as of March 31, 2020 is as follows:

March 31, 2020
Total liability related to the sale of future royalties, on inception	$10,990
Amortization of discount and debt issuance costs	25
Total liability related to the sale of future royalties at March 31, 2020	$11,015
Current Portion	50
Long-term Portion	$10,965

10. Shareholders’ (Deficit) / Equity

The following tables present a reconciliation of the Company’s beginning and ending balances in shareholders’ (deficit) / equity for the three months ended March 31, 2020 and 2019:

Total Shareholders' Equity
Shareholders' deficit at January 1, 2020	$(26,238)
Share-based compensation expense	597
Net loss	(16,100)
Shareholders' deficit at March 31, 2020	$(41,741)

Total Shareholders' Equity
Shareholders' equity at January 1, 2019	$71,622
Exercise of share options	48
Share-based compensation expense	540
Net loss	(20,580)
Shareholders' equity at March 31, 2019	$51,630

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The Company’s capital structure consists of ordinary shares and undesignated preferred shares. Under Irish law, the Company is prohibited from allotting shares without consideration. Accordingly, at least the nominal value of the shares issued underlying any restricted share award, restricted share unit, performance share award, bonus share or any other share based grant must be paid pursuant to the Irish Companies Act 2014 (Irish Companies Act).

Ordinary Shares

On December 14, 2018, the Company and Iterum Therapeutics International Limited (ITIL) entered into a subscription agreement with a supplier of ITIL pursuant to which the supplier agreed to subscribe for ordinary shares in the Company in satisfaction of amounts due and owing under certain commercial agreements entered into between the supplier and ITIL (the Subscription Agreement). Pursuant to the terms of the Subscription Agreement, upon receipt by ITIL of a valid invoice from the supplier, the Company can elect to require the supplier to subscribe for ordinary shares in the capital of the Company (up to a maximum of 700,000 ordinary shares in total) to the value of the invoiced amount (a Subscription). On a Subscription, the supplier will direct ITIL to pay the Company such invoiced amount as subscription monies on the supplier’s behalf in satisfaction of the invoiced amount.

On July 15, 2019, the Company elected that the supplier subscribe for 17,222 ordinary shares for an aggregate subscription price of $0.11 million (the July Subscription Monies) upon receipt by ITIL of valid invoices up to that amount from the supplier.  On that date, the Company, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $0.11 million (€0.10 million) to the Company in satisfaction of the supplier’s obligation to pay the Subscription Monies to the Company and ITIL’s obligation to pay the invoiced amount to the supplier.

On August 17, 2019, the Company elected that the supplier subscribe for 245,493 ordinary shares for an aggregate subscription price of $1.67 million (the August Subscription Monies) upon receipt by ITIL of valid invoices up to that amount from the supplier.  On that date, the Company, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.67 million (€1.50 million) to the Company in satisfaction of the supplier’s obligation to pay the Subscription Monies to the Company and ITIL’s obligation to pay the invoiced amount to the supplier.

On September 30, 2019, the Company elected that the supplier subscribe for 199,056 ordinary shares for an aggregate subscription price of $1.26 million (the September Subscription Monies) upon receipt by ITIL of valid invoices up to that amount from the supplier.  On that date, the Company, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.26 million (€1.15 million) to the Company in satisfaction of the supplier’s obligation to pay the Subscription Monies to the Company and ITIL’s obligation to pay the invoiced amount to the supplier.

The Company has authorized ordinary shares of 50,000,000 ordinary shares of $0.01 par value each as of March 31, 2020.The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

Undesignated Preferred Shares

The Company has authorized undesignated preferred shares of 100,000,000 undesignated preferred shares of $0.01 par value each as of March 31, 2020. The Directors are authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights.

11. Share-Based Compensation

On November 18, 2015, the Company’s Board of Directors adopted and approved the 2015 Equity Incentive Plan (the 2015 Plan), which authorized the Company to grant up to 223,424 ordinary shares in the form of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units and other share awards. The types of share-based awards, including the rights, amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. The purpose of the 2015 Plan is to provide the Company with the flexibility to issue share-based awards as part of an overall compensation package to attract and retain qualified personnel. On May 18, 2017, the Company amended the 2015 Plan to increase the number of ordinary shares available for issuance under the 2015 Plan by 219,605 shares to 443,029 shares.

On March 14, 2018, the Company’s Board of Directors adopted and approved the 2018 Equity Incentive Plan (the 2018 Plan), which became effective upon the execution and delivery of the underwriting agreement related to the Company’s initial public offering (IPO) in May 2018. No further grants will be made under the 2015 Plan. The ordinary shares underlying any options that are

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2015 Plan will not be added back to the ordinary shares available for issuance.

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

On February 14, 2020, pursuant to powers delegated to it by the Board of Directors of the Company, the Compensation Committee approved, by written resolution, an increase of 594,758 to the number of ordinary shares available to be granted pursuant to the 2018 Plan, being just under 4% of the total number of the Company’s ordinary shares outstanding shares on December 31, 2019, in accordance with the terms of the 2018 Plan.

On March 11, 2020, upon the recommendation of the Compensation Committee, the Company’s Board of Directors resolved that, subject to shareholder approval at the Annual General Meeting to be held on June 10, 2020, the 2018 Plan be amended and restated to, among other things, increase the number of ordinary shares reserved for issuance under the 2018 Plan by 2,250,000 ordinary shares.

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

Restricted ordinary shares were fully vested as of December 31, 2019 and there was no restricted ordinary share activity for the three months ended March 31, 2020.

The Company recorded share-based compensation expense for the restricted ordinary shares based on the grant date fair value. The Company recorded an expense of $85 for the three months ended March 31, 2019. Total unamortized compensation expense related to restricted ordinary shares was $175 as of March 31, 2019 expected to be recognized over a weighted average period of 0.54 years as of March 31, 2019.

Share Options

The Company granted 2,000 and 442,500 share options to employees and directors during the three months ended March 31, 2020 and 2019, respectively, under the 2018 Plan. There were 605,486 and 984,913 unvested employee options outstanding as of March 31, 2020 and March 31, 2019, respectively. Total expense recognized related to employee share options was $347 and $307 for the three months ended March 31, 2020 and 2019, respectively. Total unamortized compensation expense related to employee share options was $2,621 and $4,168 as of March 31, 2020 and March 31, 2019, respectively, which is expected to be recognized over a remaining average vesting period of 2.28 years and 3.30 years as of March 31, 2020 and March 31, 2019, respectively.

The assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2020	2019
Volatility	90.3%	69.5% - 70.2%
Expected term in years	6.25	6.25
Dividend rate	0%	0%
Risk-free interest rate	0.78%	2.44% - 2.57%
Share price	$2.03	$5.80 - $6.80
Fair value of option on grant date	$1.52	$3.74 - $4.41

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following table summarizes the number of options outstanding and the weighted-average exercise price as of March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2019	1,150,270	$7.92	8.59	$254
Granted	2,000	2.03
Exercised	—
Forfeited	(19,062)	9.42
Expired	—
Options outstanding March 31, 2020	1,133,208	7.88	7.78	1
Exercisable at March 31, 2020 (unaudited)	527,722	8.10	7.30	—

Restricted share units (RSUs)

No RSUs were granted to directors during the three months ended March 31, 2020 or the three months ended March 31, 2019.

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of March 31, 2020 :

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2019	31,367	$7.01
Granted	—
Shares vested	—
Forfeited	(5,703)	7.01
RSUs outstanding March 31, 2020	25,664	7.01

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors. Total expense recognized related to the RSUs was $24 and $119 for the three months ended March 31, 2020 and 2019, respectively. Total unamortized compensation expense related to RSUs was $36 and $72 as of March 31, 2020 and March 31, 2019, respectively, which is expected to be recognized over a remaining average vesting period of 0.20 years and 0.15 years as of March 31, 2020 and March 31, 2019, respectively.

The Company awarded 1,079,000 and 50,000 RSUs to certain employees during the three months ended March 31, 2020 and 2019, respectively, which are subject to certain performance-based vesting conditions (Performance RSUs).

The table below shows the number of Performance RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the Performance RSUs outstanding as of March 31, 2020:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Performance RSUs outstanding December 31, 2019	50,000	$8.21
Granted	1,079,000	2.04
Shares vested	—
Forfeited	(2,000)	8.21
Performance RSUs outstanding March 31, 2020	1,127,000	2.30

The weighted average grant date fair values of Performance RSUs with a market condition were determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed ratably over the vesting period. Total expense recognized related to Performance RSUs was $226 and $29 for the three months ended March 31, 2020 and 2019, respectively. Total unamortized compensation expense related to Performance RSUs was $2,150 and $381 as of March 31, 2020 and March 31, 2019, respectively, which is expected to be recognized over a remaining average vesting period of 0.70 years and 1.56 years as of March 31, 2020 and March 31, 2019, respectively.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Research and development expense	$213	$163
General and administrative expense	384	377

There was a total of $4,807 and $4,796 unamortized share-based compensation expense for restricted ordinary shares, options, restricted share units and Performance RSUs as of March 31, 2020 and March 31, 2019, respectively, which is expected to be recognized over a remaining average vesting period of 1.24 years and 2.98 years as of March 31, 2020 and March 31, 2019, respectively.

12. Income Taxes

In accordance with the FASB ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2020 and 2019, the Company recorded an income tax expense of $121 and $134, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of March 31, 2020 and December 31, 2019, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $28,365 and $26,195, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

13. Commitments and Contingencies

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Company is also obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

Royalty-Linked Notes

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. The RLNs will entitle the holders thereof to royalty payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any royalty payments unless the Company receives FDA approval for one or more specified sulopenem products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN ($2.00 per Unit), has not been paid as of the end date on December 31, 2045 (or December 31, 2025, in the event that the Company has not yet received FDA approval with respect to one or more specified sulopenem products by such date), Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the indenture governing the RLNs (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and royalty payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). Accordingly, the RLN Maximum Return Amount for each Unit, each of which contains 50 RLNs, is equal to $8,000.00. The RLNs will be redeemable at the Company’s option.

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

14. Condensed Consolidating Financial Statements

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

The Units were issued by Iterum Bermuda, which was formed on November 6, 2019 and is a 100% owned “finance subsidiary” of the Company under Rule 3-10 of Regulation S-X with no independent function other than financing activities. Iterum Therapeutics plc, as the parent company, has no independent assets or operations, and its operations are conducted solely through its subsidiaries. The Company and each of its subsidiaries other than Iterum Bermuda (the Subsidiary Guarantors) have provided a full and unconditional guarantee of Iterum Bermuda’s obligations under the Exchangeable Notes and the RLNs, and each of the guarantees constitutes the joint and several obligations of the applicable guarantor. The Subsidiary Guarantors are 100% directly or indirectly owned subsidiaries of the Company.  There are no significant restrictions upon the Company’s or the Subsidiary Guarantors’ ability to obtain funds from their subsidiaries by dividend or loan. None of the assets of Iterum Bermuda or the Subsidiary Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

15. Subsequent Events

On April 3, 2020 the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, the Company’s wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into a note with SVB (the Lender) under the Program, pursuant to the Company receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company during the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the Note on the last day of the Deferral Period by the maturity date. Under the terms of the Program, the SBA will forgive the portion of loan proceeds used for U.S. payroll costs and other designated operating expenses for up to eight weeks, provided at least 75% of the loan proceeds are used for U.S. payroll costs. The Company expects to incur qualifying payroll costs and other operating expenses in the eight weeks from April 30, 2020 such that the Company may be able to request forgiveness of some portion of the loan from the Lender.

In April 2020, the Company began deferring payment on its share of U.S. payroll taxes owed, as allowed by the CARES Act through December 31, 2020. The Company is able to defer half of its share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

In connection with the Private Placement, the Company agreed to undertake a Rights Offering on a pro rata basis to its shareholders who did not participate in the Private Placement.

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

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which includes: a Phase 3 uUTI clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We are conducting the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. We completed enrollment in our uUTI and cUTI clinical trials in the fourth quarter of 2019 and expect to produce topline data in the second quarter of 2020. If these data are positive, we expect to have an opportunity to file two new drug applications (NDAs), one for oral sulopenem and one for IV sulopenem, around mid-2020, which we expect would enable potential FDA approval in the first half of 2021; assuming the FDA does not experience review delays due to the COVID-19 pandemic. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial; however, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections.  EMA Scientific Advice received by us, consistent with the existing Guidance for this indication, supports an endpoint assessed earlier than the primary study endpoint and a non-inferiority margin of -12.5%.

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

On July 5, 2019, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC), which was declared effective on July 16, 2019, and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine.

On January 21, 2020, we completed a private placement (Private Placement) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (RLNs or Royalty-Linked Notes and, together with the Exchangeable Notes, the Securities) to a group of accredited investors (the Private Placement). The Securities were sold in units (the Units) with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.  The Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), subject to specified limitations. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs.  Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Securities of approximately $46.4 million, after deducting placement agent fees and estimated offering expenses.

In connection with the Private Placement, we agreed to undertake an offering of subscription rights to purchase additional Units (the Rights Offering) on a pro rata basis to our shareholders who did not participate in the Private Placement.

On April 3, 2020 the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into a note with SVB (the Lender) under the Program, pursuant to the Borrower receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Borrower during the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the Note on the last day of the Deferral Period by the maturity date. Under the terms of the Program, the SBA will forgive the portion of loan proceeds used for payroll costs and other designated operating expenses for up to eight weeks, provided at least 75% of the loan proceeds are used for payroll costs. We expects to incur qualifying payroll costs and other operating expenses in the eight weeks from April 30, 2020 such that we may be able to request forgiveness of some portion of the loan from the Lender.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of March 31, 2020, we had an accumulated deficit of $251.0 million. We expect to continue to incur significant expenses for the foreseeable future as we advance our sulopenem program through Phase 3 clinical trials, seek regulatory approval and engage in market preparation and pre-commercialization activities. In addition, if we obtain marketing approval for oral sulopenem and sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We are currently evaluating our commercialization strategy in the United States and other territories. We may also incur expenses in connection with the establishment of additional sources for the manufacture of sulopenem tablets and IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of March 31, 2020, we had cash, cash equivalents and restricted cash of $23.3 million. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

COVID-19 Global Pandemic

In December 2019, an outbreak of COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may impact the ability of our strategic partners to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These effects, and the direct effect of the virus and any potential disruption on our operations, may negatively impact our ability to meet our strategic targets. Our employees, in most cases, are working remotely due to safety concerns and using various technologies to perform their functions. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations and financial condition; however, its ultimate impact is highly uncertain and subject to change.

 We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the adverse effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of oral sulopenem or sulopenem in the near future. If our development efforts for our sulopenem program are successful and result in regulatory approval and/or license agreements with third parties, we may generate revenue in the future from product sales. To date, all of our revenue has been derived from our Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, award. We expect that our revenue for the foreseeable future will be derived primarily from payments under government awards that we may enter into in the future. In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The CARB-X award was structured as a cost reimbursement arrangement and was recognized over a period of 20 months from August 2017 to March 2019. During the three months ended March 31, 2019, we recognized revenue of $0.0 million under this award.

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

The successful development and commercialization of oral sulopenem and sulopenem is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of our sulopenem program or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the impact of the COVID-19 pandemic on the economy and our business generally including commercialization of any future products;
•	the scope, progress, outcome and costs of our clinical trials and other research and development activities;
•	successful patient enrollment in, and the initiation and completion of, clinical trials;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	development and timely delivery of commercial drug formulations (i) that can be used in our clinical trials; and (ii) that are available for commercial launch;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the product candidates following approval.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials, including unexpected topline data of our uUTI and cUTI clinical trials, which we currently expect to report in the second quarter of 2020.  For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial; however, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates.

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

Interest Expense, Net

Interest expense, net consists of interest incurred and amortization of debt costs on our loan from Silicon Valley Bank (SVB), interest accrued with respect to the Exchangeable Notes and RLNs issued in January 2020 and interest earned on our cash and cash equivalents, which are generally invested in money market accounts. Interest on the exchangeable notes is not payable until maturity of the instrument.

Private Placement Transaction Costs

Private placement transaction costs consist of the portion of transaction costs incurred in relation to the Private Placement allocated to the exchange option (Derivative Liability).

Adjustments to Fair Value of Derivatives

The Derivative Liability is revalued at each balance sheet date and the change in fair value during the reporting period is recorded in other (expense) / income in the condensed consolidated statements of operations as Adjustments to fair value of derivatives.

Other (Expense) / Income, Net

Other (expense) / income, net consists of realized and unrealized foreign currency gains (losses) incurred in the normal course of business based on movement in the applicable exchange rates.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 12, 2020, involve the most judgment and complexity. Accordingly, we believe the policies set forth in such Annual Report on Form 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 12, 2020, other than the addition of an accounting policies for Exchangeable Notes, Derivative liabilities and RLNs and the adoption of accounting pronouncements as described in Note 2 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our operating losses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
Revenue	$—	$37	$(37)
Operating expenses:
Research and development	(9,743)	(17,387)	7,644
General and administrative	(3,151)	(3,116)	(35)
Total operating expenses	$(12,894)	$(20,503)	$7,609
Operating loss	(12,894)	(20,466)	7,572

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The funds were receivable as we incurred qualifying expenses over a 20-month period from August 2017 to March 31, 2019. Therefore, no revenue was recognized under this award during the three months ended March 31, 2020. During the three months ended March 31, 2019, we recognized $0.0 million of revenue under this award.

Research and Development Expenses (in thousands)

	Three Months Ended
	March 31,
	2020	2019	Change
CRO and other preclinical, clinical trial and milestone related expenses	$5,044	$13,187	$(8,143)
Personnel related (including share-based compensation)	2,518	2,251	267
Chemistry, manufacturing and control (CMC) related expenses	1,321	1,384	(63)
Consulting fees	860	565	295
Total research and development expenses	$9,743	$17,387	$(7,644)

The decrease in CRO and other preclinical, clinical trial and milestone related expenses of $8.1 million was primarily due to a decrease in costs incurred related to our three Phase 3 clinical trials, which completed enrollment in the second half of 2019. Personnel related costs increased by $0.3 million primarily as a result of increases in compensation for employees in our CMC, clinical and quality functions. Personnel related costs for the three months ended March 31, 2020 and 2019 included share-based compensation expense of $0.2 million and $0.2 million, respectively. CMC related expenses decreased by $0.1 million primarily as a result of the completion of manufacturing of clinical trial materials for our Phase 3 clinical trials by our primary suppliers in 2019. The increase in consulting fees of $0.3 million was primarily due to an increase in consultants used for preparation of our planned NDA filings around mid-2020.

General and Administrative Expenses (in thousands)

	Three Months Ended
	March 31,
	2020	2019	Change
Personnel related (including share-based compensation)	$1,604	$1,252	$352
Facility related and other	854	762	92
Professional and consulting fees	693	1,102	(409)
Total general and administrative expenses	$3,151	$3,116	$35

Personnel related costs increased by $0.4 million as a result of an increase in headcount in our general and administrative and commercial functions. Personnel related costs for the three months ended March 31, 2020 and 2019 included share-based compensation expense of $0.3 million and $0.4 million, respectively. Facility related and other costs increased by $0.1 million primarily as a result of increased insurance related costs. Facility related costs for the three months ended March 31, 2020 and 2019 included directors share-based compensation expense of $0.1 million and $0.2 million, respectively. Professional and consulting fees decreased by $0.4 million as a result of a decrease in consultants used for pre-commercialization activities partially offset by increased costs associated with operating as a public company.

The following table summarizes our total other (expense) / income for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
Interest expense, net	$(2,596)	$(104)	$(2,492)
Private placement transaction costs	(2,130)	-	(2,130)
Adjustments to fair value of derivatives	1,679	-	1,679
Other (expense) / income, net	(38)	124	(162)
Total other (expense) / income	$(3,085)	$20	$(3,105)

Private Placement Transaction Costs

Private placement transaction costs allocated to the Derivative Liability were $2.1 million for the three months ended March 31, 2020. No such expenses were incurred during the three months ended March 31, 2019.

Adjustments to Fair Value of Derivatives

The adjustments to the fair value of the Derivative Liability were $1.7 million for the three months ended March 31, 2020. No such adjustments were required in the 3 months ended March 31, 2019.

Interest Expense, Net

Interest expense, net increased for the three months ended March 31, 2020 as compared to the prior year period as a result of our recognition of $0.7 million of interest expense related to the interest accruing on exchangeable notes during the three months ended March 31, 2020 and $1.6 million related to amortization of the debt discounts and deferred financing costs relating to the Private Placement which took place in January 2020. During the three months ended March 31, 2019 interest expense, net amounted to $0.1 million.

Other (Expense) / Income, Net

Other (expense) / income, net consists of realized and unrealized foreign currency gains (losses) incurred in the normal course of business based on movement in the applicable exchange rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with SVB, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors. Through March 31, 2020, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan and net proceeds of approximately $46.4 million from the Private Placement.

As of March 31, 2020, we had cash, cash equivalents and restricted cash of $23.3 million.

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

Secured credit facility

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Borrowers), entered into a Loan and Security Agreement with SVB pursuant to which SVB agreed to lend the Borrowers up to $30 million in two term loans. $15 million of the secured credit facility was funded on closing. A second draw of up to $15 million was available to us through October 31, 2019, upon satisfaction of either of the following: (i) our achievement of both non-inferiority and superiority primary endpoints from our Phase 3 uncomplicated urinary tract infection (uUTI) trial, as well as reporting satisfactory safety data from the trial, or (ii) our achievement of non-inferiority primary endpoints from both our Phase 3 uUTI and complicated urinary tract infection (cUTI) trials, as well as reporting satisfactory safety data from the trials. A non-utilization fee of 1.50% of the aggregate undrawn principal amount was to apply if we satisfied the above conditions but chose not to draw down the second term loan. We did not satisfy the conditions for the second draw above before the deadline of October 31, 2019.

Required monthly amortization payments for the initial $15 million draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the three months ended March 31, 2020. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $0.6 million which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

In connection with the initial $15 million draw, we issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon our IPO) at an exercise price of $18.85 per share. If the second term loan had been drawn down, each of SVB and LSF would have been automatically entitled to purchase additional ordinary shares in an aggregate amount equal to 2.50% of the second term loan divided by the applicable exercise price.

Obligations under the secured credit facility are secured by substantially all of our existing and future assets and the existing and future assets of our subsidiaries, including intellectual property.

In connection with the Private Placement, Iterum Bermuda was joined as a party to the Loan and Security Agreement as a borrower and the Loan and Security Agreement was amended to, among other things, modify the definition of subordinated debt to include the RLNs and Exchangeable Notes.

On April 3, 2020 the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into a note with SVB (the Lender) under the Program, pursuant to the Borrower receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Borrower during the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the Note on the last day of the Deferral Period by the maturity date. Under the terms of the Program, the SBA will forgive the portion of loan proceeds used for payroll costs and other designated operating expenses for up to eight weeks, provided at least 75% of the loan proceeds are used for payroll costs. We expects to incur qualifying payroll costs and other operating expenses in the eight weeks from April 30, 2020 such that we may be able to request forgiveness of some portion of the loan from the Lender.

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors.  The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.  The Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), at any time beginning on the first anniversary of the issuance of the Exchangeable Notes, subject to specified limitations. The Exchangeable Notes are repayable on January 31, 2025. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs.  Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Securities of approximately $46.4 million, after deducting placement agent fees and estimated offering expenses.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	(27,391)	(15,053)
Net cash provided by investing activities	—	35,090
Net cash provided by financing activities	45,871	49
Effect of exchange rates on cash and cash equivalents	(24)	(34)
Net increase in cash, cash equivalents and restricted cash	$18,456	$20,052

Operating Activities

During the three months ended March 31, 2020, operating activities used $27.4 million of cash, resulting from our net loss of $16.1 million and net cash used by changes in our operating assets and liabilities of $15.0 million, partially offset by net non-cash charges of $1.6 million and private placement transaction costs reclassified to financing activities of $2.1 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of decreases in accounts payable and accrued expenses, primarily due to payments made for clinical trial expenses incurred in the fourth quarter of 2019, lower clinical trial expenses for the three months ended March 31, 2020 and a reduction in prepaid expenses and other current assets, largely related to a decrease in advance payments made to CROs.

During the three months ended March 31, 2019, operating activities used $15.1 million of cash, resulting from our net loss of $20.6 million partially offset by net cash provided by changes in our operating assets and liabilities of $4.7 million and net non-cash charges of $0.8 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of increases in accounts payable and accrued expenses, primarily due to an increase in clinical trial expenses, and a reduction in prepaid expenses and other current assets, largely related to amounts received under the CARB-X award and advance payments to CMOs, partially offset by an decrease in other liabilities.

Investing Activities

Investing activities did not provide or use cash during the three months ended March 31, 2020. During the three months ended March 31, 2019, net cash provided by investing activities of $35.1 million related to sales of short-term investments.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $45.9 million and consisted of net cash proceeds of $47.4 million from the Private Placement, partially offset by principal repayments of $1.5 million made to SVB. During the three months ended March 31, 2019, net cash provided by financing activities was $0.0 million and consisted of net cash proceeds from the exercise of share options.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing clinical trials of oral sulopenem and sulopenem, including our ongoing Phase 3 clinical trials;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we have applied for or may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

•

the amount and timing of any payments we may be required to make in connection with Royalty-Linked Notes issued in the Private Placement or the Royalty-Linked Notes issuable pursuant to the Rights Offering;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property related claims;
•	the costs of operating as a public company;
•	the extent to which we in-license or acquire other products and technologies; and
•	the impact of the COVID-19 pandemic on the economy and our business generally including commercialization of any future products.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. The disruption and volatility in the global and domestic capital markets resulting from the COVID-19 pandemic may increase the cost of capital and limit our ability to access capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our secured credit facility with SVB, the RLNs and the Exchangeable Notes each impose operating and other restrictions on us. Such restrictions affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends, incur additional indebtedness, undergo a change of control and enter into certain collaborations, strategic alliances or other similar partnerships, among other things. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2020, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease commitments (1)	5,661	1,008	1,951	1,291	1,411
Principal debt repayments (2)	64,002	6,207	6,207	51,588	—
Total	69,663	7,215	8,158	52,879	1,411

(1)	See Note 6 to the condensed consolidated financial statements for further details regarding leases.
(2)	See Note 8 to the condensed consolidated financial statements for further details regarding debt. Principal payments relate to both our SVB loan and Exchangeable Notes.

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

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment  Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA Approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA Approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA Approval for the use of specified sulopenem products for the treatment of uncomplicated urinary tract infections and (ii) up to 20% if we or one of our affiliates has received FDA Approval for the use of specified sulopenem products for the treatment of complicated urinary tract infections but has not received FDA Approval for treatment of uncomplicated urinary tract infections. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return).  We have not included any royalty payment obligations on the RLNs in the table above as the amount, timing and likelihood of such payments are not known.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2020, we had cash and cash equivalents of $23.3 million, consisting of cash only. We did not have any marketable securities as of March 31, 2020.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2020 and December 31, 2019, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2020 and 2019 or for the year ended December 31, 2019.

The interest rate on our secured credit facility is sensitive to changes in interest rates. Interest accrues at a per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate. The Wall Street Journal prime rate decreased from 5.50% to 5.25% on August 1, 2019, to 5.00% on September 19, 2019, to 4.75% on October 31, 2019, to 4.25% on March 4, 2020 and then to 3.25% on March 16, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of March 31, 2020, we had an accumulated deficit of $251.0 million, and cash and cash equivalents of $23.3 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We have financed our operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, through a private placement (the Supplier Private Placement) of our ordinary shares, being the subscription for ordinary shares by our supplier and, more recently, through a private placement (the Private Placement) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs or Royalty-Linked Notes and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with Silicon Valley Bank (SVB) and made an initial drawdown of $15.0 million pursuant to a loan and security agreement (the Loan and Security Agreement). We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

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
•

establish a sales, marketing and distribution infrastructure to commercialize oral sulopenem and sulopenem in the United States, if we obtain marketing approval from the U.S. Food and Drug Administration (FDA) and we choose to commercialize directly in the United States;

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

We will require additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern for a period of one year from the date of this Quarterly Report on Form 10-Q.  If we fail to obtain financing when needed or on acceptable terms, we may not be able to complete the development and commercialization of our sulopenem program.

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

We believe that our existing cash and cash equivalents as of March 31, 2020 will not enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q, assuming that our planned programs and expenditures continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. This condition raises substantial doubt about our ability to continue as a going concern.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing clinical trials of oral sulopenem and sulopenem, including our ongoing Phase 3 clinical trials;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we have applied for or may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

•

the amount and timing of any payments we may be required to make in connection with the RLNs issued in the Private Placement or the RLNs issuable pursuant to an offering of subscription rights to purchase additional Units (the Rights Offering) on a pro rata basis to our shareholders who did not participate in the Private Placement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property related claims;
•	the costs of operating as a public company;
•	the extent to which we in-license or acquire other products and technologies; and
•	the impact of the COVID-19 pandemic on the economy and our business generally including commercialization of any future products.

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

We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, oral sulopenem and sulopenem. Our ability to generate future revenue from product sales will require us to be successful in a range of challenging clinical and commercial activities, including:

•	successfully completing our ongoing Phase 3 clinical trials and enrolling and successfully completing our planned Phase 1 clinical trials related to pediatric indications;
•	applying for and obtaining marketing approval for oral sulopenem and sulopenem;
•	protecting and maintaining our rights to our intellectual property portfolio related to our sulopenem program;
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

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers), entered into a secured credit facility with SVB pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing and the other $15.0 million was available at our option upon the satisfaction of certain draw requirements. However, we did not satisfy the second draw conditions before the deadline of October 31, 2019. Obligations under the secured credit facility are secured by substantially all of our existing and future assets and the existing and future assets of our subsidiaries, including intellectual property. Our secured credit facility imposes operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, our ability to, among other things, dispose of certain assets, pay dividends and incur additional indebtedness. Failure to make payments or comply with these and other terms and covenants under our secured credit facility could result in an event of default, which could lead to an acceleration of amounts due and foreclosure upon and/or sale or other liquidation of all of our and our subsidiaries’ assets, including intellectual property. Any of the foregoing would have a material adverse effect on our operations and financial condition. In addition, this indebtedness and the security interests granted to secure it could make it more difficult for us to raise additional capital to fund our operations.

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

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our current and future debt instruments, some of which may be secured debt. While the Loan and Security Agreement and the EN Indenture restrict our ability to incur additional indebtedness, including secured indebtedness, both allow for certain additional indebtedness and any such restrictions may be waived. In addition, if the Loan and Security Agreement matures or is repaid, we may not be subject to similar restrictions under the terms of any subsequent indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.

We may not have the ability to raise the funds necessary to settle exchanges of the Exchangeable Notes in cash or to repurchase the Exchangeable Notes upon a fundamental change, and the Loan and Security Agreement and our future debt may limit our ability to pay cash upon exchange or repurchase of the Exchangeable Notes.

Holders of the Exchangeable Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at specified repurchase prices.  In addition, upon exchange of the Exchangeable Notes, unless we elect to deliver solely ordinary shares to settle such exchange (other than paying cash in lieu of delivering any fractional share), we would be required to make specified cash payments in respect of the Exchangeable Notes being exchanged.  However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Exchangeable Notes surrendered therefor or to pay cash with respect to Exchangeable Notes being exchanged. In addition, our ability to repurchase or to pay cash upon exchange of the Exchangeable Notes may be limited by law, regulatory authority, the Loan and Security Agreement and future indebtedness.

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under the Loan and Security Agreement and other agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes.

The exchange feature of the Exchangeable Notes may adversely affect our financial condition and operating results.

On or after January 21, 2021 and prior to the earlier of (i) the close of business on the scheduled trading day immediately preceding a mandatory exchange notice for the Exchangeable Notes, which would be triggered by the occurrence of any of certain mandatory exchange trigger events specified in the EN Indenture, and (ii) the close of business on the second scheduled trading day immediately preceding the interest record date, holders of Exchangeable Notes will be entitled to exchange the Exchangeable Notes at any time at their option.  If one or more holders elect to exchange their Exchangeable Notes, unless we elect to satisfy our exchange obligation by delivering solely ordinary shares (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our exchange obligation in cash, which could adversely affect our liquidity. The relevant accounting rules ensure that the we recognize liabilities which appropriately reflect our obligations, specified in the EN Indenture. Therefore, even if holders do not elect to exchange their Exchangeable Notes, our liabilities and statement of operations could be significantly impacted.

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

In connection with the Private Placement, we agreed to undertake the Rights Offering to our shareholders who did not participate in the Private Placement. We may also be required to issue ordinary shares upon exchange of the Exchangeable Notes upon the terms and conditions specified in the Exchangeable Notes and EN indenture, which would result in additional dilution to our shareholders.

We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on July 16, 2019, and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. However, the disruption and volatility in the global and domestic capital markets resulting from the COVID-19 pandemic may increase the cost of capital and limit our ability to access capital.

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

We currently have no products approved for sale and have invested substantially all of our efforts and financial resources in the development of our sulopenem program as the first and only oral and intravenous (IV) branded penem available globally. Our near-term prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize oral sulopenem and sulopenem. The success of our sulopenem program will depend on several factors, including the following:

•	completion of clinical trials, including completion of our ongoing Phase 3 clinical trials of oral sulopenem and sulopenem;
•	successful enrollment in, and completion of planned Phase 1 clinical trials related to pediatric indications;
•	clinical trial results with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
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

•	our ability to obtain and maintain patient consents;
•	the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion; and
•

the impact on access to hospitals and willingness of patients to participate in clinical trials such as our planned Phase 1 clinical trials related to pediatric indications, as a result of pandemics, like COVID-19, and other health crises.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, such as our planned Phase 1 clinical trials related to pediatric indications, may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, we rely on and expect to continue to rely on contract research organizations (CROs) and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their performance or the impact of pandemics, like COVID-19, to their business.

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

We have not previously completed Phase 3 clinical trials of oral sulopenem or sulopenem in the indications uUTI and cUTI, and we have not documented to the satisfaction of regulators that these treatments are effective in treating uUTIs and cUTIs in humans. Although we believe that oral sulopenem and sulopenem have the potential to treat uUTIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, the results of these preclinical studies and clinical trials are not necessarily predictive of the results of our ongoing Phase 3 clinical trials, and we cannot guarantee that oral sulopenem and sulopenem will demonstrate the expected efficacy in clinical trial patients. For example, while we believe that sulopenem has the potential to treat cIAIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary FDA endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI clinical trial.  While we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or that they will support any data from our ongoing Phase 3 uUTI and cUTI clinical trials indicating efficacy of oral sulopenem or sulopenem in those indications.  We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials.

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

While the active pharmaceutical ingredient in the bilayer tablet is sulopenem etzadroxil, the combination product with probenecid has not yet been tested extensively in patients. In the cIAI trial, where patients received either sulopenem IV followed by sulopenem etzadroxil or ertapenem followed by ciprofloxacin/metronidazole or amoxicillin-clavulanate, among 668 treated patients, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem.  While we believe these results support  a positive safety and tolerability profile for sulopenem, in future trials there may be unforeseen serious adverse events or side effects that differ from those seen in the cIAI Phase 3 trial, in Phase 1 normal healthy volunteers with oral sulopenem or  the prior post-marketing experience with probenecid. There may also be unexpected adverse events associated with probenecid that have not been seen to date. We may also see higher rates of adverse events than were reported in the clinical trials Pfizer conducted in Japan.

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

Factors that may inhibit our efforts to commercialize our products directly include:

•	challenges in developing a commercialization strategy or launching new drug products using a traditional marketing model during a global health crisis or pandemic, like COVID-19;
•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of a health resources group to obtain access to educate physicians regarding the attributes of our future products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

There are also a number of oral product candidates in clinical development by third parties that are intended to treat UTIs. Some mid- to late-stage product candidates include gepotidacin from GlaxoSmithKline, tebipenem pivoxil from Spero Therapeutics, Inc. and pivmecillinam from Utility Therapeutics Limited. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from Allergan plc and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla, Xerava from Tetraphase Pharmaceuticals, Inc., Recarbrio from Merck & Co, and recently, Fetroja from Shionogi & Co., Ltd.  In addition, Nabriva Therapeutics plc’s Contepo is an IV-administered product candidate in late-stage clinical development intended to treat resistant gram-negative infections and Allecra Therapeutics’ IV administered product candidate cefepime-enmetazobactam for the treatment of cUTIs is also in late-stage clinical development.

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

We have sought to protect our proprietary position by in-licensing patents in the United States and abroad related to oral sulopenem. Our patent portfolio also contains two U.S. and international patent applications, one addressing the effect of probenecid on the plasma concentrations of sulopenem after multi-day dosing and the second related to a method of preparing a bilayer tablet composed of sulopenem etzadroxil and probenecid. The patent prosecution process is expensive and time-consuming, and we and our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, although we control prosecution of the patents we have licensed from Pfizer related to our sulopenem program, we may not always have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce or defend the patents, covering technology that we may license from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained, enforced or defended in a manner consistent with the best interests of our business.

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

Although we have QIDP status and fast track designation for sulopenem and oral sulopenem for the indications of uUTI, cUTI and cIAI (and for the indications of community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease) which may provide for a more rapid new drug application review cycle, the time required to obtain approval, if any, by the FDA and comparable foreign authorities is unpredictable and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may also change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we or they receive regulatory approval of an NDA from the FDA.

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

We obtained scientific advice from the EMA for each of the Phase 3 clinical trials in the uUTI, cUTI and cIAI indications, as well as to gain alignment on non-clinical supportive information required for EMA submission. We are not in alignment with regard to the comparator agent selected for the cUTI clinical trial and are considering other options to accommodate a European filing for this indication. The EMA may request that we conduct one or more additional clinical trials or non-clinical studies to support potential approval for oral sulopenem and sulopenem for the cUTI indication. We cannot predict how the EMA will interpret the data and results from our Phase 3 clinical trial and other elements of our development program, or whether oral sulopenem or sulopenem will receive any regulatory approvals in the European Union.

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to replace elements of the ACA during the next Congressional session. More recently, the CARES Act, which was signed into law on March 27, 2020, and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation.

The Trump administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, that decision was reversed by the U.S. Supreme Court.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, however, that Court did agree to hear this case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Finally, in the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures,

legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European

Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which took effect across all member states of the European Economic Area (EEA), in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data (including health and other sensitive data), including the following: to provide information to individuals regarding data processing activities; to implement safeguards to protect the security and confidentiality of personal data; to make a mandatory breach notification in certain circumstances; and to take certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater. The GDPR also confers a private right of action on data subjects to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data adding to the complexity of processing personal data in the European Union.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys

General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities, and could lead to government enforcement actions, private litigation and significant fines and penalties against us, all of which could increase our cost of doing business and have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Further, we cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof,

which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information.

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

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, particularly with the impact of the COVID-19 pandemic on the global workforce, our ability to develop and commercialize product candidates will be limited.

We expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We could experience growth in the number of our employees and the scope of our operations, in the event our clinical trials are successful, particularly in the areas of clinical development, manufacturing, regulatory affairs, sales, marketing and health resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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
•

business interruptions resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, hurricanes, typhoons, floods and fires, public health crises, or pandemics, like COVID-19; and

•	failure to comply with Office of Foreign Asset Control rules and regulations and the FCPA.

These and other risks may materially adversely affect our ability to attain or sustain revenue from markets outside of the United States.

Our business, results of operations, financial condition, cash flows and share price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic, which could delay our ability to complete our ongoing clinical trials, delay the initiation of our planned clinical trials and which may delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations.  In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

Our business, results of operations, financial condition, cash flows and share price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries, including the United States and Ireland. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. These responsive measures have had a significant impact, both direct and indirect, on business and commerce worldwide, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended.

The COVID-19 pandemic may negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. Responsive measures to COVID-19 have resulted in restrictions on operations at clinical trial sites which could impact the initiation of patient enrolment for our planned Phase 1 clinical trials related to pediatric indications. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations. For example, current and future restrictions on in-person interactions may impact how we commercialize our product candidates, if approved, and we may need to apply non-traditional marketing methods, which may ultimately not be efficient or successful.

In addition, our suppliers and manufacturers located in countries that have been affected by COVID-19 may also be disrupted, which may affect our ability to procure items that are essential for our research and development activities or commercialization in the event any of our product candidates is approved, and may cause disruptions in our current or future trials or commercialization activities. The response to the COVID-19 pandemic may redirect resources with respect to regulatory matters in a way that would adversely impact our ability to progress regulatory approval. We may also face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. Additionally, we may also choose to redirect our own resources in a way that may adversely impact or delay certain of our programs.

We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the COVID-19 pandemic is not effectively and timely controlled, we may experience prolonged disruption of our clinical trials, suppliers or contract manufacturers, extended closures of facilities, such as clinical trial sites, suppliers,

manufacturers and distributors, including single source suppliers, and further delays with respect to regulatory approvals or the commercialization of any of our products candidates, if approved. Such events may materially and adversely affect our business operations and financial condition. Additionally, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted,

and may continue to impact, the volatility of our stock price and trading in our stock. Moreover, it is possible the COVID-19 pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects.

We may engage in acquisitions that could disrupt our business, cause dilution to our shareholders or reduce our financial resources.

In the future, we may enter into transactions to acquire other businesses, products or technologies. Any such proposed acquisitions may be subject to the consent of certain holders of the Securities in accordance with the terms and conditions of the EN Indenture and RLN Indenture as well as the prior written consent of SVB pursuant to the terms of our credit facility with SVB.  If we do identify suitable candidates for acquisition, we may not be able to make such acquisitions on favorable terms, or at all, and we may not be able to obtain approval of or consent to such acquisitions from holders of the Securities or SVB.  Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our ordinary shares or other equity securities to the shareholders of the acquired company, which would reduce the percentage ownership of our then current shareholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and nondisruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

Risks Related to Taxation

We have been a passive foreign investment company for U.S. federal income tax purposes in the past and we could be a passive foreign investment company in the future, which could subject U.S. Holders to adverse U.S. federal income tax consequences.

We were a passive foreign investment company (PFIC) for U.S. federal income tax purposes for our taxable year ended December 31, 2017. Based on our gross income and average value of our gross assets, we do not believe we (or our wholly owned non-U.S. subsidiary) were a PFIC for the taxable year ended December 31, 2018 or for any subsequent completed taxable year.  We do not expect to be a PFIC for the taxable year ending December 31, 2020; however, our status, and the status of our non-U.S. subsidiary, in any taxable year will depend on our assets and activities as determined throughout that taxable year. As this is a factual determination made annually after the end of each taxable year, there can be no assurances as to our PFIC status for the current taxable year or any future taxable year.

We will be a PFIC in any taxable year if at least (i) 75% of our gross income is “passive income” or (ii) 50% of the average gross value of our assets, determined on a quarterly basis, is attributable to assets that produce, or are held for the production of, passive income. We refer to the passive income test as the “PFIC Income Test” and the asset test as the “PFIC Asset Test”.

As used in this section, Risks Related to Taxation, the term “U.S. Holder” means a beneficial owner of our ordinary shares (other than a partnership or other pass-through entity) that is, for U.S. federal income tax purposes, (1) an individual who is a citizen or resident of the United States, (2) a corporation (or entity treated as a corporation) created or organized in or under the laws of the United States, any state thereof, or the District of Columbia, or otherwise treated as a “domestic corporation” for such purposes, (3) an estate the income of which is subject to U.S. federal income tax regardless of its source or (4) a trust (x) with respect to which a court within the United States is able to exercise primary supervision over its administration and one or more United States persons have the authority to control all of its substantial decisions or (y) that has elected under applicable U.S. Treasury regulations to be treated as a domestic trust. If a partnership or other pass-through entity holds our ordinary shares, the U.S. federal income tax treatment of a partner in that partnership or entity generally will depend upon the status of that partner and the activities of that partnership or entity.

If we are a PFIC in any taxable year in which a U.S. Holder holds the shares of our stock, subject to the next sentence, we always will be a PFIC with respect to those shares, regardless of the results of the PFIC Income Test or the PFIC Asset Test as applied to us in subsequent taxable years.  However, under applicable Treasury regulations, if the preceding sentence applies to a U.S. Holder we will cease to be treated as a PFIC with respect to that U.S. Holder if, in the manner and at the time required by those regulations, the U.S. Holder elects to recognize (and pay tax on, in the manner described in the next paragraph) any unrealized gain in the shares of our stock owned by that U.S. Holder.

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

If a U.S. Holder makes a valid and timely mark-to-market election with respect to our ordinary shares, that U.S. Holder will recognize as ordinary income or loss in each taxable year that we meet the PFIC Income Test or PFIC Asset Test an amount equal to the difference between that U.S. Holder’s adjusted basis in our ordinary shares and the fair market value of the ordinary shares, thus also possibly giving rise to phantom income and a potential out-of-pocket tax liability. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. The mark-to-market election generally will not be available with respect to any of our subsidiaries that is a PFIC and gain recognized on the sale of our ordinary shares that is attributable to a subsidiary that is a PFIC may result in such gain being subject to deferred tax and interest charges.

In certain circumstances a U.S. Holder may make a qualified electing fund, or “QEF election,” under the U.S. federal income tax laws with respect to that holder’s interest in a PFIC. Such an election may mitigate some of the adverse U.S. federal income tax consequences that could otherwise apply to a U.S. Holder under the excess distribution regime.  However, we do not expect to provide U.S. Holders with the information necessary to make a valid QEF election, and U.S. Holders should therefore assume that a QEF election will not be available.

If the IRS determines that we are not a PFIC, and a U.S. Holder previously paid taxes pursuant to a mark-to-market election, that holder may have paid more taxes than the holder legally owed.

If the U.S. Internal Revenue Service (IRS) makes a determination that we were not a PFIC in a prior taxable year and a U.S. Holder previously paid taxes pursuant to a mark-to-market election, that U.S. Holder may have paid more taxes than were legally owed due to such election. If such U.S. Holder does not, or is not able to, file a refund claim before the expiration of the applicable statute of limitations, that of U.S. Holder will not be able to claim a refund for those taxes.

Changes to U.S. federal income tax laws could have material consequences for us and U.S. Holders of our ordinary shares.

Future U.S. legislation, U.S. Treasury regulations, judicial decisions and IRS rulings could affect the U.S. federal income tax treatment of us and U.S. Holders of our ordinary shares, possibly with retroactive effect.

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

We have never declared or paid cash dividends on our ordinary shares and we do not expect to pay dividends for the foreseeable future. To the extent that we do make dividend payments (or other returns to shareholders that are treated as “distributions” for Irish tax purposes), it should be noted that, in certain limited circumstances, dividend withholding tax (at a rate of 20% prior to December 31, 2019, increased to a rate of 25% from January 1, 2020) may arise in respect of dividends paid on our ordinary shares. A number of exemptions from dividend withholding tax exist, such that shareholders resident in EU member states (other than Ireland) or other countries with which Ireland has signed a double tax treaty, which includes the United States, should generally be entitled to exemptions from dividend withholding tax provided that the appropriate documentation is in place. The ability of a U.S. Holder to credit any Irish dividend withholding tax against that U.S. Holder’s tentative U.S. federal tax liability may be subject to limitations.

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

Our share price has been and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares. The trading price of our ordinary shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our ordinary shares may be influenced by those factors discussed elsewhere in this “Risk Factors” section of this document and others, such as:

•	results from, and any delays in, our current and future clinical trials, in particular our ongoing Phase 3 clinical trials related to oral sulopenem and sulopenem;
•	announcements of regulatory approval or disapproval of oral sulopenem and sulopenem or future product candidates;
•	delays in the commercialization of oral sulopenem and sulopenem or any future product candidates;
•	manufacturing and supply issues related to our development programs and commercialization of oral sulopenem and sulopenem or any of our future product candidates;
•	quarterly variations in our results of operations or those of our competitors;
•	changes in our earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;
•	announcements relating to future development or license agreements including termination of such agreements;
•	adverse developments with respect to our intellectual property rights or those of our principal collaborators;
•	commencement of litigation involving us or our competitors;
•	changes in our board of directors or management;
•	new legislation in the United States relating to the prescription, sale, distribution or pricing of drugs;
•	product liability claims, other litigation or public concern about the safety of oral sulopenem or sulopenem or future products;
•	market conditions in the healthcare market in general, or in the antibiotics segment in particular, including performance of our competitors; and
•

general economic conditions in the United States and abroad, including resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, hurricanes, typhoons, floods and fires, public health crises, or pandemics, like COVID-19.

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

Our ordinary shares are currently listed on the Nasdaq Global Market. To maintain the listing of our ordinary shares on the Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our officers, directors and 10% or more shareholders) of at least $15 million and a total market value of listed securities of at least $50.0 million.

On March 4, 2020, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC notifying us that the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) (MVLS Rule) for continued listing on the Nasdaq Global Market, as the market value of our listed securities was less than $50.0 million for the previous 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until August 31,

2020, to regain compliance with the MVLS Rule. To regain compliance, the market value of our listed securities needed to be at least $50.0 million or more (measured based on closing prices) for a minimum of 10 consecutive business days.

On May 13, 2020, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market, LLC that, for 10 consecutive business days from April 29, 2020 to May 12, 2020, the market value of our listed securities had been greater than $50.0 million, confirming that we had regained compliance with the MVLS Rule.

There can be no assurance that we will be successful in maintaining the listing of our ordinary shares on the Nasdaq Global Market. This could impair the liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our ordinary shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all. The delisting of our ordinary shares from The Nasdaq Stock Market could also negatively impact our financial condition as it would constitute (i) an event of default under the Loan and Security Agreement, which could lead to an acceleration of amounts due under the Loan and Security Agreement and foreclosure upon and/or sale or other liquidation of all of our and our subsidiaries’ assets, including intellectual property; and (ii) a fundamental change under the EN Indenture, which could trigger an obligation for us to repurchase the Exchangeable Notes at a repurchase price of 300% of the principal amount of the outstanding Exchangeable Notes.

Through the RLNs, we transferred to the holders thereof rights to receive certain payments in connection with commercial sales of sulopenem, which may reduce our ability to realize potential future revenue from such sales.

As part of the Private Placement, Iterum Bermuda issued RLNs, and in connection with the Rights Offering, Iterum Bermuda may issue further RLNs, which entitle the holders thereof to certain payments in connection with commercial sales of sulopenem.  Holders of RLNs are entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (each, a Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the Maximum Return (as defined below) has been paid in respect of the RLNs, or (ii) December 31, 2045 (the End Date), or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs.

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

Based on shares outstanding as of April 30, 2020, our executive officers, directors, holders of 5% or more of our ordinary shares and their respective affiliates beneficially own in the aggregate approximately 66.8% of our outstanding ordinary shares, not including any ordinary shares issuable upon exchange of any of the Exchangeable Notes purchased by them in the Private Placement. Following the exchange of any of these Exchangeable Notes for ordinary shares, this ownership percentage could increase. As a result of their share ownership, these holders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring shareholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that our other shareholders may feel are in their best interest.

If these holders, along with the other investors in the Private Placement, including Sarissa, were to exchange their Exchangeable Notes for ordinary shares, based on shares outstanding as of April 30, 2020, such holders and investors in the Private Placement would beneficially own in the aggregate approximately 91.1% of our outstanding ordinary shares.

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

Furthermore, ordinary shares that are issuable upon exercise of outstanding options or reserved for future issuance under our equity incentive plans or issuable upon exercise of outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If any of these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

As a publicly-traded company, we have incurred and will continue to incur significant additional legal, accounting and other expenses compared to historical levels. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and the rules and regulations of the SEC, and the Nasdaq Global Market, have created uncertainty for public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs substantially and lead to diversion of management time and attention from revenue-generating activities.

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

We have never declared or paid cash dividends on our ordinary shares and do not anticipate paying any dividends on our ordinary shares in the foreseeable future. Any determination to pay dividends in the future will be at the sole discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors our board of directors deems relevant, and subject to compliance with applicable laws, including the Irish Companies Act which requires Irish companies to have distributable reserves available for distribution equal to or greater than the amount of the proposed dividend. Distributable reserves are the accumulated realized profits of the company that have not previously been utilized in a distribution or capitalization less accumulated realized losses that have not previously been written off in a reduction or reorganization of capital. Unless the company creates sufficient distributable reserves from its business activities, the creation of such distributable reserves would involve a reduction of the company’s share premium account, which would require the approval of (i) 75% of our shareholders present and voting at a shareholder meeting, and (ii) the Irish High Court. In the event that we do not undertake a reduction of capital to create distributable reserves, no distributions by way of dividends, share repurchases or otherwise will be permitted under Irish law until such time as the company has created sufficient distributable reserves from its business activities. In addition, our ability to pay cash dividends is currently prohibited by the terms of our secured credit facility with SVB.

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

Our Articles of Association contain provisions that may delay or prevent a change of control, discourage bids at a premium over the market price of our ordinary shares, and adversely affect the market price of our ordinary shares and the voting and other rights of the holders of our ordinary shares. These provisions include:

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

In addition, based on the current exchange rate pursuant to the EN Indenture and assuming physical settlement, we may be required to issue to Sarissa, upon exchange of the Exchangeable Notes it purchased in the Private Placement, ordinary shares representing approximately 22.5% of our fully diluted issue share capital.  However, the final number of ordinary shares issuable to Sarissa pursuant to these Exchangeable Notes will depend on the extent to which we elect physical settlement as the exchange method and on the exchange rate at the time of exchange, which may be adjusted pursuant to the terms of the EN Indenture and could result in our being obligated to issue to Sarissa ordinary shares representing 30% or more of our issued voting share capital.  While we have obtained a waiver from the Irish Takeover Panel of any resulting obligation of Sarissa to make a general offer as a result of exchange of these Exchangeable Notes, such waiver is conditioned upon the passing of a resolution, at our annual general meeting of shareholders in June, 2020, on a poll, by our independent shareholders to approve a maximum potential issuance to Sarissa of up to 60% of our ordinary shares as a result of the exchange of these Exchangeable Notes.

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

Under Irish law, a company may only issue shares up to the maximum authorized share capital contained in the company’s Constitution. We are currently authorized to issue up to 50,000,000 ordinary shares of $0.01 each, of which 24,301,122 are currently unissued or unreserved and therefore available for issuance. In addition, Irish law requires that the board of directors must be authorized by the shareholders in order to issue shares and to dis-apply statutory pre-emption rights. Our board of directors is currently authorized to issue up to the amount of our authorized share capital, and to dis-apply the statutory pre-emption right for such issuances. Based on the current exchange rate pursuant to the EN Indenture and assuming physical settlement, our outstanding Exchangeable Notes would exchange into an aggregate of 51,588,000 ordinary shares. In addition, the EN Indenture requires us to increase the exchange rate upon certain events, which would increase the number of ordinary shares deliverable on an exchange. While the Private Placement documents require us to seek approval from our shareholders for an increase of our authorized shares, we can provide no assurances that this approval will be obtained. If such approval is not obtained or we otherwise do not have sufficient authorized shares and share issuance authorities to satisfy our exchange obligations under the Exchangeable Notes, we will be limited to issuing 24,301,122 ordinary shares on conversion of the Exchangeable Notes (regardless of the exchange rate) with the excess being capable of cash settlement only. This could adversely affect our liquidity and/or we may not have sufficient cash available at that time to satisfy such cash settlement.  In addition, if such approval is not obtained, we would be limited in our ability to issue equity for other purposes which could adversely affect our shareholders and our ability to raise additional capital.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  This risk is especially relevant for us because pharmaceutical and biotechnology companies have experienced significant share price volatility in recent years.  In addition, we may be subject to securities class action litigation as a result of the Private Placement and/or Rights Offering.  If we face any such litigation, it could result in substantial costs and a diversion of management’s attention and our resources, which could harm our business.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
4.1

Indenture (including form of note), dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and U.S. Bank National Association, as trustee

			Form 10-K (Exhibit 4.2)	March 12, 2020	001-38503
4.2	Form of 6.500% Exchangeable Senior Subordinated Note due 2025 (included within Exhibit 4.1).		Form 10-K (Exhibit 4.3)	March 12, 2020	001-38503
4.3

Indenture (including form of note), dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited, Iterum Holders’ Representative LLC and Computershare Trust Company, N.A., as trustee.

			Form 10-K (Exhibit 4.4)	March 12, 2020	001-38503
4.4	Form of Limited Recourse Royalty-Linked Subordinated Note (included within Exhibit 4.3).		Form 10-K (Exhibit 4.5)	March 12, 2020
10.1

Securities Purchase Agreement, dated as of January 16, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto.

			Form 8-K (Exhibit 10.1)	January 17, 2020	001-38503
10.2

Investor Rights Agreement, dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto.

			Form 10-K (Exhibit 10.26)	March 12, 2020
10.3

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

ITERUM THERAPEUTICS PLC

Date: May 14, 2020	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: May 14, 2020	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer