Form 10-K/A
period 2019-12-31
Iterum Therapeutics plc
filed 2020-08-06
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s ordinary shares, $0.01 par value per share, on the Nasdaq Global Market on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter was $36,871,186.

The number of shares of Registrant’s ordinary shares outstanding as of February 29, 2020 was 14,868,973.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K of Iterum Therapeutics plc (the “Company”) for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission on March 12, 2020 (the “Original Filing”), is being filed solely to include revised Exhibits 31.1 and 31.2, to include certain wording required by Item 601(b)(31) of Regulation S-K inadvertently omitted by the Company when originally filed. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 amends Item 15 to include new certifications as Exhibits 31.1 and 31.2. This Amendment No. 1 contains only the cover page, this explanatory note, the signature page and the revised certifications. Because no financial statements are included with this Amendment No. 1, paragraph 3 of the certifications in Exhibits 31.1 and 31.2 has been omitted.

This Amendment No. 1 does not update or amend any other items in the Original Filing in any way other than as described in the preceding paragraph, and the Original Filing, as amended by this Amendment No. 1, continues to speak as of the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Amendment No. 1:

(3)	Exhibits

The following exhibits:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: August 6, 2020	By:	/s/ Corey N. Fishman
Corey N. Fishman
President and Chief Executive Officer