Form 10-Q/A
period 2020-03-31
Iterum Therapeutics plc
filed 2020-08-06
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Iterum Therapeutics plc (the “Company”) for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission on May 14, 2020 (the “Original Filing”), is being filed solely to include revised Exhibits 31.1 and 31.2, to include certain wording required by Item 601(b)(31) of Regulation S-K inadvertently omitted by the Company when originally filed. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 amends Item 15 to include new certifications as Exhibits 31.1 and 31.2. This Amendment No. 1 contains only the cover page, this explanatory note, the signature page and the revised certifications. Because no financial statements are included with this Amendment No. 1, paragraph 3 of the certifications in Exhibits 31.1 and 31.2 has been omitted.

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

PART II

Item 6.	Exhibits.

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: August 6, 2020	By:	/s/ Corey Fishman

Corey Fishman
President and Chief Executive Officer