Form 10-Q
period 2020-06-30
Iterum Therapeutics plc
filed 2020-08-06
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 21,239,093 ordinary shares, $0.01 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our use of cash reserves;
•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the potential advantages of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to apply for regulatory approval;
•	the commercialization of our product candidates, if approved;
•	our manufacturing plans;

•our sales, marketing and distribution capabilities and strategy;

•	market acceptance of any product we successfully commercialize;
•	the pricing, coverage and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business and product candidates;
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

•	our financial performance;
•	developments relating to our competitors and our industry;
•

the outcome, impact, effects and results of our evaluation of corporate, organizational, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, organizational, strategic, financial or financing alternative and our ability to complete one at all;

•	our ability to continue as a going concern;

•	our ability to maintain compliance with listing requirements of the Nasdaq Global Market; and

•	our planned rights offering.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-

ii

looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$12,250	$4,801
Prepaid expenses and other current assets	5,766	6,887
Current portion of restricted cash	60	30
Total current assets	18,076	11,718
Property and equipment, net	496	572
Restricted cash, less current portion	47	60
Other assets	13,068	13,401
Total assets	$31,687	$25,751
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$2,246	$15,486
Accrued expenses	3,948	12,458
Derivative liability	25,371	—
Current portion of long-term debt	5,930	5,800
Current portion of royalty-linked notes	53	—
Income taxes payable	30	200
Other current liabilities	3,038	3,042
Total current liabilities	40,616	36,986
Long-term debt, less current portion	20,931	7,625
Royalty-linked notes, less current portion	11,826	—
Other liabilities	7,103	7,378
Total liabilities	$80,476	$51,989
Commitments and contingencies (Note 13)
Shareholders’ deficit:
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued at June 30, 2020 and December 31, 2019	—	—
Ordinary shares, $0.01 par value per share: 150,000,000 shares authorized, 17,852,149 shares issued at June 30, 2020; 50,000,000 shares authorized, 14,868,973 shares issued at December 31, 2019	179	149
Additional paid-in capital	214,576	208,536
Accumulated deficit	(263,544)	(234,923)
Total shareholders' deficit	$(48,789)	$(26,238)
Total liabilities and shareholders’ deficit	$31,687	$25,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$37
Operating expenses:
Research and development	$(5,043)	$(24,439)	$(14,786)	$(41,826)
General and administrative	(3,210)	(2,939)	(6,361)	(6,055)
Total operating expenses	(8,253)	(27,378)	(21,147)	(47,881)
Operating loss	(8,253)	(27,378)	(21,147)	(47,844)
Interest expense, net	(4,075)	(135)	(6,671)	(239)
Private placement transaction costs	—	—	(2,130)	—
Adjustments to fair value of derivatives	(12)	—	1,667	—
Other (expense) / income, net	(3)	32	(41)	156
Total other expense	(4,090)	(103)	(7,175)	(83)
Loss before income taxes	(12,343)	(27,481)	(28,322)	(47,927)
Income tax expense	(178)	(157)	(299)	(291)
Net loss and comprehensive loss	(12,521)	(27,638)	(28,621)	(48,218)
Net loss attributable to ordinary shareholders	$(12,521)	$(27,638)	$(28,621)	$(48,218)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(0.80)	$(1.93)	$(1.87)	$(3.37)
Weighted average ordinary shares outstanding – basic and diluted	15,614,767	14,340,231	15,295,141	14,316,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(28,621)	$(48,218)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	78	74
Share-based compensation expense	1,783	1,113
Gain on short-term investments	—	(100)
Interest on short-term investments	—	(74)
Amortization of debt discount and deferred financing costs	4,720	170
Interest on exchangeable notes - non-cash	1,479	—
Private placement transaction costs included in financing activities	2,130	—
Adjustments to fair value of derivatives	(1,667)	—
Other	556	491
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	499	511
Other assets	—	(82)
Accounts payable	(13,240)	6,118
Accrued expenses	(8,510)	6,924
Income taxes	299	47
Other liabilities	(586)	(433)
Net cash used in operating activities	(41,080)	(33,459)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(22)
Proceeds from sale of short-term investments	—	40,100
Net cash (used) / provided by investing activities	(2)	40,078
Cash flows from financing activities:
Proceeds from PPP Loan	744	—
Repayments of long-term debt	(3,103)	—
Proceeds from private placement, net of transactions costs	46,612	—
Proceeds from registered direct offering, net of transaction costs	4,328	—
Proceeds from exercise of share options	—	59
Net cash provided by financing activities	48,581	59
Effect of exchange rates on cash and cash equivalents	(33)	(18)
Net increase in cash, cash equivalents and restricted cash	7,466	6,660
Cash, cash equivalents and restricted cash, at beginning of period	4,891	44,671
Cash, cash equivalents and restricted cash, at end of period	$12,357	$51,331
Supplemental Disclosure of Cash Flow Information:
Income tax paid - US	$—	$244
Interest paid	$547	$710

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

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff and raising capital, and has financed its operations through the issuance of ordinary shares and convertible preferred shares, debt raised under financing arrangements with Silicon Valley Bank (SVB) including the Paycheck Protection Program loan (PPP loan), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement pursuant to which its wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities) to a group of accredited investors. The Company has not generated any product revenue. The Company is subject to risks and uncertainties common to early-stage companies in the pharmaceutical industry, including, but not limited to, the ability to secure additional capital to fund operations, failure to achieve regulatory approval, failure to successfully develop and commercialize its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. Product candidates currently under development will require additional research and development efforts, including regulatory approval prior to commercialization.

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

In connection with the Private Placement, the Company agreed to undertake a rights offering of subscription rights to purchase additional Units (the Rights Offering). Under the planned rights offering, the Company and Iterum Bermuda, will distribute to the Company’s eligible holders of ordinary shares and eligible warrant holders one non-transferable subscription right for each ordinary share owned (or deemed owned in the case of eligible warrant holders) as of the close of business on the record date, August 5, 2020. Each right will entitle the holder to purchase, at the holder’s election and subject to availability, at a subscription price of $1,000 per unit, one unit consisting of (i) a 6.500% Exchangeable Notes, to be issued by Iterum Bermuda in the original principal amount of $1,000, fully and unconditionally guaranteed on an unsecured senior subordinated basis by the Company, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited and Iterum Therapeutics US Holding Limited (collectively, the Guarantors), and (ii) 50 Limited Recourse RLNs, to be issued by Iterum Bermuda, fully and unconditionally guaranteed on an unsecured senior subordinated basis by the Guarantors. The Company will only accept subscription rights for up to 8,400 units for a

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

total purchase price of $8.4 million, which amount is approximately equal to the maximum aggregate principal amount of additional notes that may be issued under the indentures pursuant to which the Exchangeable Notes and RLNs will be issued.  The Company anticipates that the subscription period for the planned rights offering will begin on or about August 11, 2020, or as soon as practicable thereafter, and continue for a period of at least 20 calendar days. A registration statement relating to the planned rights offering has been filed with the SEC but has not yet become effective. The planned rights offering will be made pursuant to such registration statement and a prospectus to be filed with the SEC prior to the commencement of the planned rights offering.  The expected timing of the planned rights offering is subject to change.  The Company may not receive all or any of the $8.4 million it will be seeking to raise in the planned rights offering. The Company reserves the right to cancel or terminate the planned rights offering at any time.

In April 2020, the Company began deferring payment on its share of U.S. payroll taxes owed, as allowed by the CARES Act through December 31, 2020. The Company is able to defer half of its share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

On April 3, 2020, the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) established following the signing of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) on March 27, 2020. On April 30, 2020, the Company’s wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into a note (PPP loan) with SVB (the Lender) under the Program, pursuant to the Company receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company until the later of the date the SBA remits the forgiveness amount to the borrower or 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the note on the last day of the Deferral Period by the maturity date. Under the terms of the Program, the SBA will forgive the portion of loan proceeds used for payroll costs and other designated operating expenses for up to 24 weeks, provided at least 60% of the loan proceeds are used for payroll costs. The Company expects to incur qualifying payroll costs and other operating expenses in the 24 weeks from April 30, 2020, such that the Company may be able to request forgiveness for a portion of the loan from the Lender. Any forgiveness of the Loan will be made in accordance with SBA requirements and subject to approval by SVB. No assurance is provided that the Company will obtain forgiveness in whole or in part.

On June 3, 2020, the Company entered into a Securities Purchase Agreement (June 3 SPA) with certain institutional investors (the June 3 Purchasers) pursuant to which the Company issued and sold, in a registered direct offering (June 3 Offering), an aggregate of 2,971,770 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.6825, for aggregate gross proceeds to the Company of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. Pursuant to the June 3 SPA, in a concurrent private placement, the Company issued and sold to the June 3 Purchasers warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. The closing date of the June 3 Offering was June 5, 2020. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3 SPA, were issued to designees of the placement agent on the closing of the June 3 Offering Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $2.1031 per ordinary share, and will expire on June 3, 2025.

On June 30, 2020, the Company entered into a securities purchase agreement (June 30 SPA) with certain institutional investors (the June 30 Purchasers) pursuant to which the Company issued and sold in a registered direct offering (June 30 Offering) an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to the Company of approximately $5.0 million and net proceeds of approximately $4.4 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. Pursuant to the June 30 SPA, in a concurrent private placement, the Company issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants were exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The June 30 Offering closed on July 2, 2020. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share, and will expire on June 30, 2025.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, debt raised under financing arrangements with SVB including the PPP loan, payments received under the CARB-X program and the proceeds of the Private Placement. The Company has incurred operating losses since inception, including net losses of $28,621 and

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

$48,218 for the six months ended June 30, 2020 and 2019, respectively, and a net loss of $103,130 for the year ended December 31, 2019. The Company had an accumulated deficit of $263,544 as of June 30, 2020 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements.

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

In addition, in parallel, the Company is evaluating its corporate, organizational, strategic, financial and financing alternatives, with the goal of maximizing value for its stakeholders while prudently managing its remaining resources. These alternatives could potentially include the licensing, sale or divestiture of the Company’s assets or proprietary technologies, a sale of the Company, a merger or other business combination, another strategic transaction involving the Company, restructuring activities, winding down of operations, dissolving and liquidating assets or seeking protection under bankruptcy laws. The evaluation of corporate, organizational, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2020, and results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019 have been made. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies, other than the addition of accounting policies for Exchangeable Notes, derivative liabilities (the Derivative liability) and RLNs and the adoption of accounting pronouncements as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the valuation of restricted ordinary shares, the valuation of share-based compensation awards, the valuation of the RLNs and the Derivative liability. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ materially from those estimates. The Company has contemplated the impact of COVID-19 within its financial statements and is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities.

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

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is a certificate of deposit for $90 which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease (see Note 6 - Leases). Also included within restricted cash on the Company’s condensed consolidated balance sheet is $17 relating to the warrants issued on June 5, 2020 pursuant to the June 3 SPA. On the closing date of the June 3 Offering each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a "cashless exercise" pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the SPA.

  Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company has most of its cash and cash equivalents at two accredited financial institutions in the United States and Ireland, in amounts that exceed federally insured limits. The Company did not hold any short-term investments as of June 30, 2020. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

	Six Months Ended
	June 30, 2020	June 30, 2019
Options to purchase ordinary shares	1,168,891	1,158,079
Unvested restricted ordinary shares	-	34,162
Unvested restricted share units	14,258	31,367
Unvested performance restricted share units	1,095,000	50,000
Warrants	1,713,799	19,890
Total	3,991,948	1,293,498

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

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expenses	2020	2019	2020	2019
Ireland	$5,641	$24,261	$15,072	$41,697
U.S.	2,612	3,117	6,075	6,184
Total	$8,253	$27,378	$21,147	$47,881

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	June 30, 2020	December 31, 2019
Ireland	$10,612	$10,936
U.S.	2,952	3,037
Total	$13,564	$13,973

Exchangeable Notes

The Company evaluates its debt and equity issuances to determine if those contracts, or embedded components of those contracts, qualify as derivatives under ASC 815, Derivatives and Hedging. Where embedded exchange features are determined to be derivatives, under ASC 815-15, which requires bifurcation, these contracts are recorded at fair value and deducted from the book value of the debt host as a debt discount at inception. The debt host is subsequently measured at amortized cost. Debt discounts are recognized to interest expense over the term of the debt using the effective interest method.

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts which require bifurcation and measurement at fair value for accounting purposes on the balance sheet date. Any liabilities recorded at fair value are revalued each reporting period with the resulting change in fair value reflected in other (expense) / income, net.

In determining the appropriate fair values, the Company uses a variety of valuation techniques applying DCF, Black-Scholes and binomial lattice models, which are discussed in Note 3 - Fair Value of Financial Assets and Liabilities. The Company’s derivative financial instruments consist of embedded features in the Exchangeable Notes. The embedded derivatives include provisions that provide the noteholder with certain exchange rights and protections on a fundamental change such as a change of control. The effects

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

Royalty-Linked Notes

The RLNs qualify as debt instruments under ASC 470, Debt, and are initially recorded at fair value, applying a DCF model, and then subsequently measured at amortized cost. The Company assesses the valuation of this debt for any significant changes to the facts and circumstances in the initial valuation which would impact the carrying value, and if required, make adjustments to revalue the debt as appropriate. Amortization is recognized as interest expense over the term of the debt instrument using the effective interest method.

Ordinary Share Warrants

The Company accounts for ordinary share warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), provided that such warrants are indexed to the Company's own stock, is classified as equity. The Company's June 3 Offering contains freestanding derivatives which satisfy the criteria for classification as equity instruments as the warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company's own stock. The Company assesses classification of its common stock warrants at each reporting date to determine whether the instruments still qualify for the scope exception under ASC 815.

Income Taxes

The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the six months ended June 30, 2020, or to the Company’s net deferred tax assets as of June 30, 2020.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

June 30, 2020
Assets	Total	Level 1	Level 2	Level 3
Other asset – advance payment to supplier	$3,756	—	—	3,756

December 31, 2019
Assets	Total	Level 1	Level 2	Level 3
Other asset – advance payment to supplier	$3,884	—	—	3,884

The other asset above relates to advance payments made to a supplier that were recorded at fair value using DCF analysis as of June 30, 2020 and December 31, 2019. The fair value measurements of these advance payments were determined based on significant unobservable inputs, including discount rates of 21% and 15%, as of June 30, 2020 and December 31, 2019, respectively, and the expected time to recovery of the payment. Changes to the inputs described above are not expected to have a material impact on the company’s financial position and results of operations in any given period.

The carrying amounts reported in the condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

The following table presents information about the Company’s debt, Exchangeable Notes, Derivative liability and RLNs. The Company’s long-term debt were carried at amortized cost on the condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

June 30, 2020	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$5,930	$5,930	—	5,930	—
Long-term debt, less current portion	5,366	5,079	—	5,079	—
Exchangeable Notes
Long-term exchangeable note	15,565	28,578	—	28,578	—
Derivative liability - exchange option and change of control	25,371	25,371	—	—	25,371
Revenue Futures
Current portion of royalty linked notes	53	53	—	—	53
Long-term royalty linked notes, less current portion	11,826	12,993	—	—	12,993
Total	$64,111	$78,004	—	39,587	38,417

December 31, 2019	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$5,800	$5,800	—	5,800	—
Long-term debt, less current portion	7,625	7,213	—	7,213	—
Total	$13,425	$13,013	—	13,013	—

The book value of the current portion of long-term debt approximates its fair value due to the short-term nature of the balance. The fair value of long-term debt, less current portion were determined using DCF analysis using quoted market interest rates,

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

without consideration of transaction costs, which represents a Level 2 basis of fair value measurement. The counterparty to the long-term debt is a major international financial institution.

The fair value of long-term Exchangeable Notes were determined using DCF analysis using the fixed interest rate outlined in the Exchangeable Note indenture, without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of June 30, 2020 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 8 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 9 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium are presented as a Derivative liability. The Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), at any time beginning on the first anniversary of the issuance of the Exchangeable Notes, subject to specified limitations. The Derivative liability, representing the exchange option, was recorded at a fair value of $27,038 upon issuance of the Exchangeable Notes and is subsequently remeasured to fair value at the end of each reporting period. The fair value of the exchange option at June 30, 2020 amounted to $12,743.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Note indenture, the Company will be required to pay the holder of the Exchangeable Notes the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The Derivative liability, representing the change of control feature, was recorded at a fair value of $12,628 at June 30, 2020.

The fair value of each component of the Derivative liability was determined using a valuation technique applying DCF analysis or Black-Scholes in combination with binomial lattice models, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of June 30, 2020 include the indenture terms of the Exchangeable Notes, the Company’s share price at the exchange date, the expected annual volatility of the Company’s ordinary shares, and a risk-adjusted discount rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's Derivative liability for the six months ended June 30, 2020:

Balance at December 31, 2019	$—
Initial fair value upon issuance of the private placement	27,038
Adjustment to fair value	(1,667)
Balance at June 30, 2020	$25,371

The following summary table shows the assumptions used in the Black-Scholes and binomial lattice pricing models to estimate the fair value of the exchange option:

	June 30, 2020	January 21, 2020 (Issuance Date)
Expected term in years	4.55	4.98
Volatility	120%	80%
Risk-free interest rate	0.29%	1.57%
Dividend rate	0%	0%
Discount rate	21%	21%

The significant assumption used in the DCF model, to estimate the fair value of the change of control feature at June 30, 2020, was a discount rate of 21%.

 The RLN liability is carried at amortized cost on the condensed consolidated balance sheet as of June 30, 2020 (see Note 9 – Royalty-Linked Notes). The book value of the current portion of the RLN liability approximates its fair value due to the short-term nature of the balance. The total fair value of $13,046 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the indenture terms of the

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

RLNs, the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 21%. The book value of the current portion of the RLN approximates its fair value due to the short-term nature of the balance. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2020	December 31, 2019
Prepaid research and development expenses	1,826	1,679
Short-term deposits	1,278	1,139
Deferred financing expenses (1)(2)	1,253	2,339
Research and development tax credit receivable	522	1,036
Prepaid insurance	459	569
Value added tax receivable	302	68
Other prepaid assets	126	57
Total	$5,766	$6,887

(1) Deferred financing expenses as of June 30, 2020, are expenses relating to the planned rights offering and expenses relating to the June 30 SPA with a closing date of July 2, 2020 - See Note 1 for further details

(2) See Notes 8 and 9 to the condensed consolidated financial statements for further details on movements in deferred financing expenses

5. Property and Equipment

Property and equipment and related accumulated depreciation are as follows:

	June 30, 2020	December 31, 2019
Leasehold improvements	$592	$592
Furniture and fixtures	120	120
Laboratory equipment	81	81
Computer equipment	134	132
	927	925
Less: accumulated depreciation	(431)	(353)
	$496	$572

Depreciation expense was $78 for the six months ended June 30, 2020 and $152 for the year ended December 31, 2019.

6. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have terms which range from four to 19 years, and generally include one or more options to terminate or renew. The termination options can reduce the lease term for periods ranging from two to 10 years, however the remaining lease terms do not represent these early termination dates as management have concluded that it is reasonably certain that the Company will not exercise these options. The renewal terms can extend the lease term for additional periods ranging from three to five years. These renewal options are represented in the remaining lease term as management have concluded that it is reasonably certain that the Company will exercise the renewal option. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $505 and $510 of operating lease costs for right-of-use assets during the six months ended June 30, 2020 and 2019, respectively.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three months ended	Three months ended	Six Months Ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 3019
Cash paid for operating lease liabilities	$253	$243	$586	$433
Right-of-use assets obtained in exchange for new operating lease obligation	—	—	—	7,622

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term	12.2 years	12.5 years
Weighted-average discount rate	7.6%	7.6%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	June 30, 2020	December 31, 2019
Other assets	$6,893	$7,144

Other current liabilities	$530	$580
Other liabilities	6,473	6,748
Total lease liabilities	$7,003	$7,328

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2020 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended June 30
2021	$1,020
2022	1,026
2023	1,037
2024	1,040
2025	1,034
Thereafter	5,133
$10,290
Less imputed interest	(3,287)
Total lease liabilities	$7,003

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
Accrued clinical trial costs	$1,919	$9,866
Accrued payroll and bonus expenses	838	1,207
Accrued manufacturing expenses	136	136
Accrued other expenses	1,055	1,249
Total	$3,948	$12,458

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

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $3,103 were made during the six months ended June 30, 2020. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $630, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 10.35% as of June 30, 2020. The Company recognized $776 and $710 of interest expense related to the loan agreement during the six months ended June 30, 2020 and 2019, respectively, including $229 and $170 related to the accretion of the debt discounts and deferred financing costs during the six months ended June 30, 2020 and 2019, respectively.

In connection with the Private Placement, Iterum Bermuda was joined as a party to the Loan and Security Agreement as a borrower and the Loan and Security Agreement was amended on January 16, 2020 to, among other things, modify the definition of subordinated debt to include the RLNs and Exchangeable Notes.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), at any time beginning on the first anniversary of the issuance of the Exchangeable Notes, subject to specified limitations. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date.

In addition, the Exchangeable Notes will become due and payable by the Company upon the occurrence of a Fundamental Change as defined in the Exchangeable Notes indenture. The Company will be required to pay the holder of the Exchangeable Notes the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note in connection with such Fundamental Change if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest.

The Company evaluates its debt and equity issuances to determine if those contracts, or embedded components of those contracts, qualify as derivatives under ASC 815-15, Derivatives and Hedging, requiring separate recognition in the Company’s financial statements. The Company evaluated the accounting for the issuance of the Exchangeable Notes and concluded that the embedded exchange option and change of control feature are considered a Derivative liability under ASC 815-15 requiring bifurcation, from the Exchangeable Notes, as it does not qualify for the scope exceptions for contracts in an entity’s own equity given the terms of the Exchangeable Notes. The exchange option and change of control feature is accounted for as a Derivative liability, under ASC 815-15, and is required to be separated and recorded as a liability, which is revalued each reporting period with the resulting change in fair value reflected in other (expense) / income, net, in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the exchange option at January 21, 2020 was $27,038, which was recorded as a reduction to the book value of the host debt contract. This debt discount is being amortized to interest expense over the term of the debt using the effective interest method. Transaction costs amounting to $2,130 were allocated to the exchange option. These costs are reflected in private placement transaction costs in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2020. Transaction costs amounting to $2,135 were allocated to the debt host and capitalized in the host debt book value.

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

The Company determined that all other features of the Exchangeable Notes were clearly and closely associated with a debt host and did not require bifurcation as a Derivative liability.

The Company recognized $827 and $1,479 of interest expense related to the Exchangeable Notes during the three and six months ended June 30, 2020 and $2,013 and $3,602 related to the amortization of the debt discounts and deferred financing costs during the three and six months ended June 30, 2020. These amounts are recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020. The balance of the Exchangeable Notes as of June 30, 2020 is as follows:

	June 30, 2020
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $1 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$1,479

2025 Exchangeable Notes	51,588	1,479
Unamortized discount and debt issuance costs	(37,502)	—
2025 Exchangeable Notes, net	$14,086	$1,479

Payment Protection Program

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

On April 3, 2020, the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) following the signing of the CARES Act on March 27, 2020. On April 30, 2020, the Company’s wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into a note with SVB (the Lender) under the Program, pursuant to the Company receiving a loan of approximately $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company until the later of the date the SBA remits the forgiveness amount to the borrower or 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the Note on the last day of the Deferral Period by the maturity date. Under the terms of the Program, the SBA will forgive the portion of loan proceeds used for U.S. payroll costs and other designated operating expenses for up to twenty four weeks, provided at least 60% of the loan proceeds are used for U.S. payroll costs. The Company expects to incur qualifying payroll costs and other operating expenses in the twenty four weeks from April 30, 2020 such that the Company may be able to request forgiveness for a portion of the loan from the Lender. The Company recognized $1 of interest expense related to the loan agreement during the three months and six months ended June 30, 2020. Any forgiveness of the Loan will be made in accordance with SBA requirements and subject to approval by SVB. No assurance is provided that the Company will obtain forgiveness in whole or in part.

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 9 – Royalty-Linked Notes), as of June 30, 2020, for the following five fiscal years and thereafter were as follows:

Year Ending June 30, (unaudited)
2021	$6,207
2022	5,400
2023	—
2024	—
2025	51,588
Thereafter	103
Total	$63,298

9. Royalty-Linked Notes

Liability Related to Sale of Future Royalties

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company receives FDA approval for one or more specified sulopenem products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN ($2.00 per Unit), has not been paid as of the end date on December 31, 2045 (or December 31, 2025, in the event that the Company has not yet received FDA approval with respect to one or more specified sulopenem products by such date), Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the indenture governing the RLNs (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). Accordingly, the RLN Maximum Return Amount for each Unit, each of which contains 50 RLNs, is equal to $8,000.00. The RLNs will be redeemable at the Company’s option, subject to the terms of the RLN indenture.

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

The note proceeds were allocated based on the relative fair value of the debt instrument, less transactions costs amounting to $940, as debt discounts. The Company imputes interest on the amortized cost of the liability using an estimated effective interest rate of 30.3%. Payments to the noteholders in each period, related to future sales of sulopenem, would offset the liability. The Company periodically assesses the revenue forecasts of the specified sulopenem products and the related payments, and to the extent such

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

payments are greater or less than the initial estimate, the Company adjusts the amortization of the liability and interest rate, to ensure the liability is fully amortized on fulfilment of the agreement.

The Company recognized $864 and $889 of interest expense related to the RLNs, in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020, related to the accretion of the debt discounts and deferred financing costs. These amounts are recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020. The balance of the RLNs as of June 30, 2020 is as follows:

June 30, 2020
Total liability related to the sale of future royalties, on inception	$10,990
Amortization of discount and debt issuance costs	889
Total liability related to the sale of future royalties at June 30, 2020	$11,879
Current Portion	53
Long-term Portion	$11,826

10. Shareholders’ (Deficit) / Equity

The following tables present a reconciliation of the Company’s beginning and ending balances in shareholders’ (deficit) / equity for the six months ended June 30, 2020 and 2019:

Total Shareholders' Deficit
Shareholders' deficit at January 1, 2020	$(26,238)
Share-based compensation expense	1,783
Issuance of ordinary shares, net	2,564
Issuance of warrants	1,723
Net loss	(28,621)
Shareholders' deficit at June 30, 2020	$(48,789)

Total Shareholders' Equity
Shareholders' equity at January 1, 2019	$71,622
Exercise of share options	59
Share-based compensation expense	1,113
Net loss	(48,218)
Shareholders' equity at June 30, 2019	$24,576

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

On June 3, 2020, the Company entered into the June 3 SPA with the June 3 Purchasers pursuant to which the Company issued and sold, in the June 3 Offering, an aggregate of 2,971,770 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.6825, for aggregate gross proceeds to the Company of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The closing date of the June 3 Offering was June 5, 2020.

On June 30, 2020, the Company entered into the June 30 SPA with the June 30 Purchasers pursuant to which the Company issued and sold, in the June 30 Offering, an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to the Company of approximately $5.0 million and net proceeds of approximately $4.4 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The closing date of the June 30 Offering was July 2, 2020.

At the Company’s annual general meeting of shareholders on June 10, 2020, the Company’s shareholders approved an increase of 100,000,000 ordinary shares to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 150,000,000 ordinary shares of $0.01 par value each as of June 30, 2020. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

Warrants to purchase Ordinary Shares

In connection with the initial drawdown of the SVB Secured Credit Facility, the Company issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon the Company’s IPO) at an exercise price of $18.85 per share.

In connection with the June 3 Offering completed on June 5, 2020, pursuant to the June 3 SPA, in a concurrent private placement, the Company issued and sold to the June 3 Purchasers warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3 SPA, were issued to designees of the placement agent on the closing of the June 3 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $2.1031 per ordinary share and will expire on June 3, 2025.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants were valued at issuance using the Black-Scholes option pricing model with the following assumptions:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

June 5, 2020
Volatility	120%
Expected term in years	2.50 - 2.75
Dividend rate	0%
Risk-free interest rate	0.47%
Share price	$1.53
Fair value of warrants issued	$0.92 -$1.03

In connection with the June 30 Offering completed on July 2, 2020, pursuant to the June 30 SPA, in a concurrent private placement, the Company has also issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share and will expire on June 30, 2025.

Undesignated Preferred Shares

The Company has authorized undesignated preferred shares of 100,000,000 undesignated preferred shares of $0.01 par value each as of June 30, 2020. The Directors are authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights.

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

On February 14, 2020, pursuant to powers delegated to it by the Board of Directors of the Company, the Compensation Committee approved, by written resolution, an increase of 594,758 ordinary shares to the number of ordinary shares available to be granted pursuant to the 2018 Plan, being just under 4% of the total number of the Company’s ordinary shares outstanding shares on December 31, 2019, in accordance with the terms of the 2018 Plan.

On June 10, 2020, at the Annual General Meeting, the shareholders approved and adopted an amended and restated 2018 Plan which, among other things, includes an increase of 2,250,000 ordinary shares in the number of ordinary shares reserved for issuance under the 2018 Plan.

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

Restricted ordinary shares were fully vested as of December 31, 2019 and there was no restricted ordinary share activity for the six months ended June 30, 2020.

The Company recorded share-based compensation expense for the restricted ordinary shares based on the grant date fair value. The Company recorded an expense of $167 for the six months ended June 30, 2019. Total unamortized compensation expense related to restricted ordinary shares was $93 as of June 30, 2019 recognized over a weighted average period of 0.29 years as of June 30, 2019.

Share Options

The Company granted 64,840 and 512,178 share options to employees and directors during the six months ended June 30, 2020 and 2019, respectively, under the 2018 Plan. There were 550,521 and 925,549 unvested employee options outstanding as of June 30, 2020 and June 30, 2019, respectively. Total expense recognized related to employee share options was $663 and $655 for the six months ended June 30, 2020 and 2019, respectively. Total unamortized compensation expense related to employee share options was $2,336 and $4,107 as of June 30, 2020 and June 30, 2019, respectively, which is expected to be recognized over a remaining average vesting period of 2.09 years and 3.07 years as of June 30, 2020 and June 30, 2019, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Six Months Ended June 30,
	2020	2019
Volatility	90.3% - 99.5%	68.9% - 70.2%
Expected term in years	5.5 - 6.25	5.5 - 6.25
Dividend rate	0%	0%
Risk-free interest rate	0.18% - 0.78%	1.96% - 2.57%
Share price	$1.68 - $2.03	$5.80 - $6.80
Fair value of option on grant date	$1.27 - $1.52	$3.74 - $4.41

The following table summarizes the number of options outstanding and the weighted-average exercise price as of June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2019	1,150,270	$7.92	8.59	$254
Granted	64,840	1.69
Exercised	—
Forfeited	(25,845)	9.16
Expired	(20,374)	7.99
Options outstanding June 30, 2020	1,168,891	7.55	7.59	—
Exercisable at June 30, 2020 (unaudited)	618,370	7.97	6.84	—

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Restricted share units (RSUs)

No RSUs were granted to directors during the six months ended June 30, 2020. The Company granted 31,367 RSUs to directors during the six months ended June 30, 2019.

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2019	31,367	$7.01
Granted	—
Shares vested	(11,406)	7.01
Forfeited	(5,703)	7.01
RSUs outstanding June 30, 2020	14,258	7.01

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors. Total expense recognized related to the RSUs was $62 and $201 for the six months ended June 30, 2020 and 2019, respectively. All RSUs were fully vested as of six months ended June 30, 2020. Total unamortized compensation expense related to RSUs was $210 as of June 30, 2019, which was recognized over a remaining average vesting period of 0.96 years as of June 30, 2019.

The Company awarded 1,079,000 and 50,000 RSUs to certain employees during the six months ended June 30, 2020 and 2019, respectively, which are subject to certain performance-based vesting conditions (Performance RSUs). None were awarded in the three months ended June 30, 2020 and 2019.

The table below shows the number of Performance RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the Performance RSUs outstanding as of June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Performance RSUs outstanding December 31, 2019	50,000	$8.21
Granted	1,079,000	2.04
Shares vested	—
Forfeited	(34,000)	2.58
Performance RSUs outstanding June 30, 2020	1,095,000	2.30

The weighted average grant date fair values of Performance RSUs with a market condition were determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed evenly over the vesting period. Total expense recognized related to Performance RSUs was $1,058 and $90 for the six months ended June 30, 2020 and 2019, respectively. Total unamortized compensation expense related to Performance RSUs was $1,247 and $320 as of June 30, 2020 and June 30, 2019, respectively, which is expected to be recognized over a remaining average vesting period of 0.45 years and 1.32 years as of June 30, 2020 and June 30, 2019, respectively.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Research and development expense	$367	$196	$580	$359
General and administrative expense	819	377	1,203	754

There was a total of $3,583 and $4,730 unamortized share-based compensation expense for restricted ordinary shares, options, restricted share units and Performance RSUs as of June 30, 2020 and June 30, 2019, respectively, which is expected to be recognized over a remaining average vesting period of 0.99 years and 2.83 years as of June 30, 2020 and June 30, 2019, respectively.

12. Income Taxes

In accordance with the FASB ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the six months ended June 30, 2020 and 2019, the Company recorded an income tax expense of $299 and $291, respectively. For the three months ended June 30, 2020 and 2019, the Company recorded an income tax expense of $178 and $157, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of June 30, 2020 and December 31, 2019, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $29,318 and $26,195, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Royalty-Linked Notes

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company receives FDA approval for one or more specified sulopenem products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN ($2.00 per Unit), has not been paid as of the end date on December 31, 2045 (or December 31, 2025, in the event that the Company has not yet received FDA approval with respect to one or more specified sulopenem products by such date), Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the indenture governing the RLNs (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). Accordingly, the RLN Maximum Return Amount for each Unit, each of which contains 50 RLNs, is equal to $8,000.00. The RLNs will be redeemable at the Company’s option, subject to the terms of the RLN indenture.

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

15. Subsequent Events

On June 30, 2020, the Company entered into the June 30 SPA with the June 30 Purchasers pursuant to which the Company issued and sold, in the June 30 Offering, an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to the Company of approximately $5.0 million and net proceeds of approximately $4.4 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. Pursuant to the June 30 SPA, in a concurrent private placement, the Company issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants were exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The closing date of the June 30 Offering was July 2, 2020. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $1.8531 per ordinary share and will expire on June 30, 2025.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

In connection with the Private Placement, the Company agreed to undertake a rights offering of subscription rights to purchase additional Units. Under the planned rights offering, the Company and Iterum Bermuda will distribute to the Company’s eligible holders of ordinary shares and eligible warrant holders one non-transferable subscription right for each ordinary share owned (or deemed owned in the case of eligible warrant holders) as of the close of business (5 p.m. New York City time) on the record date, August 5, 2020. Each right will entitle the holder to purchase, at the holder’s election and subject to availability, at a subscription price of $1,000 per unit, one unit consisting of (i) 6.500% Exchangeable Notes, to be issued by Iterum Bermuda in the original principal amount of $1,000.00, fully and unconditionally guaranteed on an unsecured senior subordinated basis by the Guarantors, and (ii) 50 Limited Recourse RLNs, to be issued by Iterum Bermuda, fully and unconditionally guaranteed on an unsecured senior subordinated basis by the Guarantors. The Company will only accept subscription rights for up to 8,400 units for a total purchase price of $8.4 million, which amount is approximately equal to the maximum aggregate principal amount of additional notes that may be issued under the indentures pursuant to which the Exchangeable Notes and RLNs will be issued.  The Company anticipates that the subscription period for the planned rights offering will begin on or about August 11, 2020, or as soon as practicable thereafter, and continue for a period of at least 20 calendar days. A registration statement relating to the planned rights offering has been filed with the SEC but has not yet become effective. The planned rights offering will be made pursuant to such registration statement and a prospectus to be filed with the SEC prior to the commencement of the planned rights offering.  The expected timing of the planned rights offering is subject to change. The Company may not receive all or any of the $8.4 million it will be seeking to raise in the planned rights offering. The Company reserves the right to cancel or terminate the planned rights offering at any time.

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

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which included: a Phase 3 uUTI clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms was similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing substantial evidence of a treatment effect in patients with uUTI. We have a scheduled meeting with the FDA to discuss our potential regulatory filing options at the end of the third quarter.

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

On January 21, 2020, we completed a private placement pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities) to a group of accredited investors (the Private Placement). The Securities were sold in units (the Units) with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. The Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), subject to specified limitations. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs. Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the U.S. Food and Drug Administration (the FDA). The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of approximately $46.4 million, after deducting placement agent fees and offering expenses.

In connection with the Private Placement, we agreed to undertake a rights offering of subscription rights to purchase additional Units. Under the planned rights offering, we and Iterum Bermuda, will distribute to our eligible holders of ordinary shares and eligible warrant holders one non-transferable subscription right for each ordinary share owned (or deemed owned in the case of eligible warrant holders) as of the close of business on the record date, August 5, 2020. Each right will entitle the holder to purchase, at the holder’s election and subject to availability, at a subscription price of $1,000 per unit, one unit consisting of (i) a 6.500% Exchangeable Notes, to be issued by Iterum Bermuda in the original principal amount of $1,000, fully and unconditionally guaranteed on an unsecured senior subordinated basis by us, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited and Iterum Therapeutics US Holding Limited (collectively, the Guarantors), and (ii) 50 Limited Recourse RLNs, to be issued by Iterum Bermuda, fully and unconditionally guaranteed on an unsecured senior subordinated basis by the Guarantors. We will only accept subscription rights for up to 8,400 units for a total purchase price of $8.4 million, which amount is approximately equal to the maximum aggregate principal amount of additional notes that may be issued under the indentures pursuant to which the Exchangeable Notes and RLNs will be issued. We anticipate that the subscription period for the planned rights offering will begin on or about August 11, 2020, or as soon as practicable thereafter, and continue for a period of at least 20 calendar days. A registration statement relating to the planned rights offering has been filed with the SEC but has not yet become effective. The planned rights offering will be made pursuant to such registration statement and a prospectus to be filed with the SEC prior to the commencement of the planned rights offering.  The expected timing of the planned rights offering is subject to change. We may not receive all or any of the $8.4 million we will be seeking to raise in the planned rights offering. We reserve the right to cancel or terminate the planned rights offering at any time.

In April 2020, we began deferring payment on our share of U.S. payroll taxes owed, as allowed by the CARES Act through December 31, 2020. We are able to defer half of our share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

On April 3, 2020 the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into a note (PPP loan) with SVB (the Lender) under the Program, pursuant to the Borrower receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by us until the later of the date the SBA remits the forgiveness amount to the borrower or 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the Note on the last day of the Deferral Period by the maturity date. Under the terms of the Program, the SBA will forgive the portion of loan proceeds used for payroll costs and other designated operating expenses for up to 24 weeks, provided at least 60% of the loan proceeds are used for payroll costs. We expect to incur qualifying payroll costs and other operating expenses in the 24 weeks from April 30, 2020 such that we may be able to request forgiveness for a portion of the loan from the Lender. Any forgiveness of the Loan will be made in accordance with SBA requirements and subject to approval by SVB. No assurance is provided we will obtain forgiveness in whole or in part.

On June 3, 2020, we entered into a Securities Purchase Agreement (June 3 SPA) with certain institutional investors (the June 3 Purchasers) pursuant to which we issued and sold, in a registered direct offering (the June 3 Offering), an aggregate of 2,971,770 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.6825, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other estimated offering expenses payable by us. Pursuant to the June 3 SPA, in a concurrent private placement, we issued and sold to the June 3 Purchasers warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. The closing date of the June 3 Offering was June 5, 2020. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3 SPA, were issued to designees of the placement agent on closing of the June 3 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $2.1031 per ordinary share, and will expire on June 3, 2025.

On June 30, 2020, we entered into a securities purchase agreement (June 30 SPA) with certain institutional investors (the June 30 Purchasers) pursuant to which we issued and sold in a registered direct offering (the June 30 Offering) an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to us of approximately $5.0 million and net proceeds of approximately $4.4 million after deducting fees payable to the placement agent and other estimated offering expenses payable by us. Pursuant to the June 30 SPA, in a concurrent private placement, we issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing the warrants were exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The June 30 Offering closed on July 2, 2020. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share, and will expire on June 30, 2025.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of June 30, 2020, we had an accumulated deficit of $263.5 million. We expect to continue to incur significant expenses for the foreseeable future as we seek regulatory approval and engage in market preparation and pre-commercialization activities. In addition, if we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and undertake commercialization activities, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We are currently evaluating our commercialization strategy in the United States and other territories. We may also incur expenses in connection with the establishment of additional sources for the manufacture of sulopenem tablets and IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of June 30, 2020, we had cash, cash equivalents and restricted cash of $12.4 million. We estimate that the net proceeds of approximately $4.4 million from the June 30 Offering, together with our cash and cash equivalents as of June 30, 2020, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020, including through the potential filing of a new drug application (NDA) for sulopenem. We have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties. This estimate assumes, among other things, the continuation of regular monthly amortization payments of the principal amount outstanding under our credit facility with Silicon Valley Bank and that the balance of the principal amount does not become due and payable until the maturity date of March 1, 2022. We could deplete our capital resources sooner than expected. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our planned research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In light of our limited cash resources, we are evaluating our corporate, organizational, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders while prudently managing our remaining resources. These alternatives could potentially include the licensing, sale or divestiture of our assets or proprietary technologies, a sale of our company, a merger or other business combination, another strategic transaction involving us, restructuring activities, winding down of operations, dissolving and liquidating assets or seeking protection under bankruptcy laws. The evaluation of corporate, organizational, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

COVID-19 Global Pandemic

In December 2019, an outbreak of COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may impact the ability of our strategic partners to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These effects, and the direct effect of the virus and any potential disruption on our operations, may negatively impact our ability to meet our strategic targets. Our employees, in most cases, are working remotely due to safety concerns and using various technologies to perform their functions. We feel we have sufficient office and IT resources to allow employees to return to office work or work from home indefinitely based on the latest government advice. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations and financial condition; however, its ultimate impact is highly uncertain and subject to change.

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

The successful development and commercialization of oral sulopenem and sulopenem is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of our sulopenem program or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the impact of the COVID-19 pandemic on the economy and our business generally including commercialization of any future products;
•	the scope, progress, outcome and costs of our clinical trials and other research and development activities;
•	successful patient enrollment in, and the initiation and completion of, clinical trials;
•	our ability to apply for regulatory approval and the timing or likelihood of any such filings and approvals;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	development and timely delivery of commercial drug formulations (i) that can be used in our clinical trials; and (ii) that are available for commercial launch;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the product candidates following approval.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial; however, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms was similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing substantial evidence of a treatment effect in patients with uUTI. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits and share-based compensation expense for personnel in executive, finance, market research and administrative functions. General and administrative expenses also include director compensation, travel expenses, insurance, professional fees for legal, patent, consulting, accounting and audit services and market preparation expenses.

If and when we believe regulatory approval of oral sulopenem and sulopenem appears likely, we anticipate an increase in payroll and expenses as a result of our preparation for commercial operations.

Interest Expense, Net

Interest expense, net consists of interest incurred and amortization of debt costs on our loan from Silicon Valley Bank (SVB), interest incurred on our PPP loan, interest accrued and amortization of debt costs with respect to the Exchangeable Notes and RLNs issued in January 2020 and interest earned on our cash and cash equivalents, which are generally invested in money market accounts. Interest on the exchangeable notes is not payable until maturity of the instrument.

Private Placement Transaction Costs

Private placement transaction costs consist of the portion of transaction costs incurred in relation to the Private Placement allocated to the Derivative liability.

Adjustments to Fair Value of Derivatives

Derivative liabilities are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in other (expense) / income in the condensed consolidated statements of operations as Adjustments to fair value of derivatives.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 12, 2020, involve the most judgment and complexity. Accordingly, we believe the policies set forth in such Annual Report on Form 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 12, 2020, other than the addition of accounting policies for Exchangeable Notes, the Derivative liability and RLNs and the adoption of accounting pronouncements as described in Note 2 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our operating losses for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended
	June 30,
	2020	2019	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	(5,043)	(24,439)	19,396
General and administrative	(3,210)	(2,939)	(271)
Total operating expenses	$(8,253)	$(27,378)	$19,125
Operating loss	(8,253)	(27,378)	19,125

Research and Development Expenses (in thousands)

	Three Months Ended
	June 30,
	2020	2019	Change
CRO and other preclinical and clinical trial expenses	$2,458	$18,133	$(15,675)
Personnel related (including share-based compensation)	1,419	2,255	(836)
Chemistry, manufacturing and control (CMC) related expenses	415	3,135	(2,720)
Consulting fees	751	916	(165)
Total research and development expenses	$5,043	$24,439	$(19,396)

The decrease in CRO and other preclinical and clinical trial expenses of $15.7 million was primarily due to a decrease in costs incurred related to our three Phase 3 clinical trials, which completed enrollment in the second half of 2019. Personnel related costs decreased by $0.8 million primarily as a result of a reduction in headcount in our CMC and clinical functions. Personnel related costs for the three months ended June 30, 2020 and 2019 included share-based compensation expense of $0.4 million and $0.2 million, respectively. CMC related expenses decreased by $2.7 million primarily as a result of the completion of API process validation by our primary supplier in 2019. The decrease in consulting fees of $0.2 million was primarily due to a decrease in consultants used in relation to our Phase 3 clinical trials partially offset by an increase in consultants used for preparation of our potential NDA filing(s).

General and Administrative Expenses (in thousands)

	Three Months Ended
	June 30,
	2020	2019	Change
Personnel related (including share-based compensation)	$1,548	$1,341	$207
Facility related and other	813	815	(2)
Professional and consulting fees	849	783	66
Total general and administrative expenses	$3,210	$2,939	$271

Personnel related costs increased by $0.2 million primarily as a result of an increase in share-based compensation for employees in our general and administrative and commercial functions partially offset by a decrease in headcount. Personnel related costs for the three months ended June 30, 2020 and 2019 included share-based compensation expense of $0.7 million and $0.2 million, respectively. Facility related and other costs were largely consistent for the three months ended June 30, 2020 and 2019. Facility related costs for the three months ended June 30, 2020 and 2019 included share-based compensation expense of $0.1 million and $0.2 million, respectively, for directors. Professional and consulting fees increased by $0.1 million as a result of increased legal fees.

The following table summarizes our total other (expense) / income for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended
	June 30,
	2020	2019	Change
Interest expense, net	$(4,075)	$(135)	$(3,940)
Adjustments to fair value of derivatives	(12)	-	(12)
Other (expense) / income, net	(3)	32	(35)
Total other (expense) / income	$(4,090)	$(103)	$(3,987)

Interest Expense, Net

Interest expense, net increased by $3.9 million for the three months ended June 30, 2020 as compared to the prior year period primarily as a result of our recognition of $0.8 million of interest expense related to the interest accruing on our Exchangeable Notes issued in January 2020 and $2.9 million related to amortization of the debt discounts and deferred financing costs relating to the Exchangeable Notes and RLNs issued in January 2020.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of derivative liabilities were $0.0 million for the three months ended June 30, 2020. No derivative liabilities were recorded in the three months ended June 30, 2019.

Other (Expense) / Income, Net

          Other (expense) / income, net consists of realized and unrealized foreign currency gains (losses) incurred in the normal course of business based on movement in the applicable exchange rates.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our operating losses for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended
	June 30,
	2020	2019	Change
Revenue	$—	$37	$(37)
Operating expenses:
Research and development	(14,786)	(41,826)	27,040
General and administrative	(6,361)	(6,055)	(306)
Total operating expenses	$(21,147)	$(47,881)	$26,734
Operating loss	(21,147)	(47,844)	26,697

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The funds were receivable as we incurred qualifying expenses over a 20-month period from August 2017 to March 31, 2019. During the six months ended June 30, 2019, we recognized $0.0 million of revenue under this award.

Research and Development Expenses (in thousands)

	Six Months Ended
	June 30,
	2020	2019	Change
CRO and other preclinical and clinical trial expenses	$7,501	$31,320	$(23,819)
Personnel related (including share-based compensation)	3,937	4,506	(569)
Chemistry, manufacturing and control (CMC) related expenses	1,737	4,519	(2,782)
Consulting fees	1,611	1,481	130
Total research and development expenses	$14,786	$41,826	$(27,040)

The decrease in CRO and other preclinical and clinical trial expenses of $23.8 million was primarily due to a decrease in costs incurred related to our three Phase 3 clinical trials, which completed enrollment in the second half of 2019. Personnel related costs decreased by $0.6 million primarily as a result of a reduction in headcount in our CMC and clinical functions. Personnel related costs for the six months ended June 30, 2020 included share-based compensation expense of $0.6 million and $0.4 million, respectively. CMC related expenses decreased by $2.8 million primarily as a result of the completion of API process validation by our primary supplier in 2019. The increase in consulting fees of $0.1 million was primarily due to an increase in consultants used for preparation of our potential NDA filing(s) partially offset by a decrease in consultants used in relation to our Phase 3 clinical trials.

General and Administrative Expenses (in thousands)

	Six Months Ended
	June 30,
	2020	2019	Change
Personnel related (including share-based compensation)	$3,152	$2,593	$559
Facility related and other	1,667	1,577	90
Professional and consulting fees	1,542	1,885	(343)
Total general and administrative expenses	$6,361	$6,055	$306

Personnel related costs increased by $0.6 million primarily as a result of as a result of an increase in share-based compensation for employees in our general and administrative and commercial functions partially offset by a decrease in headcount. Personnel related costs for the six months ended June 30, 2020 and 2019 included share-based compensation expense of $1.0 million and $0.5 million, respectively. Facility related and other costs increased by $0.1 million primarily as a result of increased insurance related costs. Facility related costs for the six months ended June 30, 2020 and 2019 included share-based compensation expense of $0.2 million and $0.3 million, respectively, for directors. Professional and consulting fees decreased by $0.3 million as a result of a decrease in consultants used for pre-commercialization activities partially offset by increased legal fees.

The following table summarizes our total other (expense) / income for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended
	June 30,
	2020	2019	Change
Interest expense, net	$(6,671)	$(239)	$(6,432)
Private placement transaction costs	(2,130)	-	(2,130)
Adjustments to fair value of derivatives	1,667	-	1,667
Other (expense) / income, net	(41)	156	(197)
Total other (expense) / income	$(7,175)	$(83)	$(7,092)

Interest Expense, Net

Interest expense, net increased by $6.4 million for the six months ended June 30, 2020 as compared to the prior year period primarily as a result of our recognition of $1.5 million of interest expense related to the interest accruing on our Exchangeable Notes issued in January 2020, $4.5 million related to amortization of the debt discounts and deferred financing costs relating to the Exchangeable Notes and RLNs issued in January 2020 and a decrease of $0.6 million in interest income.

Private Placement Transaction Costs

Private placement transaction costs allocated to the Derivative liability were $2.1 million for the six months ended June 30, 2020. No such expenses were incurred during the six months ended June 30, 2019.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of derivative liabilities were $1.7 million for the six months ended June 30, 2020. No derivative liabilities were recorded in the six months ended June 30, 2019.

Other (Expense) / Income, Net

Other (expense) / income, net consists of realized and unrealized foreign currency gains (losses) incurred in the normal course of business based on movement in the applicable exchange rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors. Through June 30, 2020, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of approximately $46.6 million from the Private Placement, $0.7 million from the drawdown of our PPP Loan and net proceeds of $4.3 million from the June 3 SPA.

As of June 30, 2020, we had cash, cash equivalents and restricted cash of $12.4 million.

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

Required monthly amortization payments for the initial $15 million draw commenced on November 1, 2019 and total principal repayments of $3.1 million were made during the six months ended June 30, 2020. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $0.6 million which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

In connection with the Private Placement, Iterum Bermuda was joined as a party to the Loan and Security Agreement as a borrower and the Loan and Security Agreement was amended on January 16, 2020 to, among other things, modify the definition of subordinated debt to include the RLNs and Exchangeable Notes.

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. The Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), at any time beginning on the first anniversary of the issuance of the Exchangeable Notes. The Exchangeable Notes will mature on January 31, 2025. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs. Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of approximately $46.4 million, after deducting placement agent fees and estimated offering expenses.

In connection with the Private Placement, we agreed to undertake a rights offering of subscription rights to purchase additional Units. Pursuant to the planned rights offering, we and Iterum Bermuda will distribute to our eligible holders of ordinary shares and eligible warrant holders one non-transferable subscription right for each ordinary share owned (or deemed owned in the case of eligible warrant holders) as of the close of business (5 p.m. New York City time) on the record date, August 5, 2020. Each right will entitle the holder to purchase, at the holder’s election and subject to availability, at a subscription price of $1,000 per unit, one unit consisting of (i) a 6.500% Exchangeable Note, to be issued by Iterum Bermuda in the original principal amount of $1,000.00, fully and unconditionally guaranteed on an unsecured senior subordinated basis by the Guarantors, and (ii) 50 Limited Recourse RLNs, to be issued by Iterum Bermuda, fully and unconditionally guaranteed on an unsecured senior subordinated basis by the Guarantors. We will only accept subscription rights for up to 8,400 units for a total purchase price of $8.4 million, which amount is approximately equal to the maximum aggregate principal amount of additional notes that may be issued under the indentures pursuant to which the Exchangeable Notes and RLNs will be issued.  We anticipate that the subscription period for the planned rights offering will begin on or about August 11, 2020, or as soon as practicable thereafter, and continue for a period of at least 20 calendar days. A registration statement relating to the planned rights offering has been filed with the SEC but has not yet become effective. The planned rights offering will be made pursuant to such registration statement and a prospectus to be filed with the SEC prior to the commencement of the planned rights offering.  The expected timing of the planned rights offering is subject to change. We may not receive all or any of the $8.4 million we will be seeking to raise in the planned rights offering. We reserve the right to cancel or terminate the planned rights offering at any time.

Registered direct offerings

On June 3, 2020, we entered into the June 3 SPA with the June 3 Purchasers pursuant to which we issued and sold, in the June 3 Offering, an aggregate of 2,971,770 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.6825, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other estimated offering expenses payable by us. Pursuant to the June 3 SPA, in a concurrent private placement, we issued and sold to the June 3 Purchasers warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. The closing date of the June 3 Offering was June 5, 2020. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3 SPA, were issued to designees of the placement agent on the closing of the June 3 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $2.1031 per ordinary share, and will expire on June 3, 2025.

On June 30, 2020, we entered into the June 30 SPA with the June 30 Purchasers pursuant to which we issued and sold in the June 30 Offering an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to us of approximately $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other estimated offering expenses payable by us. Pursuant to the June 30 SPA, in a concurrent private placement, we issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants were exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The offering closed on July 2, 2020. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share, and will expire on June 30, 2025.

Payment Protection Program

In April 2020, we began deferring payment on our share of U.S. payroll taxes owed, as allowed by the CARES Act through December 31, 2020. We are able to defer half of our share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

On April 3, 2020 the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into a note (PPP loan) with SVB (the Lender) under the Program, pursuant to the Borrower receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by us until the later of the date the SBA remits the forgiveness amount to the borrower or

10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the Note on the last day of the Deferral Period by the maturity date. Under the terms of the Program, the SBA will forgive the portion of loan proceeds used for payroll costs and other designated operating expenses for up to 24 weeks, provided at least 60% of the loan proceeds are used for payroll costs. We expect to incur qualifying payroll costs and other operating expenses in the 24 weeks from April 30, 2020 such that we may be able to request forgiveness for a portion of the loan from the Lender. Any forgiveness of the Loan will be made in accordance with SBA requirements and subject to approval by SVB. No assurance is provided that we will obtain forgiveness in whole or in part.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	(41,080)	(33,459)
Net cash (used in) / provided by investing activities	(2)	40,078
Net cash provided by financing activities	48,581	59
Effect of exchange rates on cash and cash equivalents	(33)	(18)
Net increase in cash, cash equivalents and restricted cash	$7,466	$6,660

Operating Activities

During the six months ended June 30, 2020, operating activities used $41.1 million of cash, resulting from our net loss of $28.6 million and net cash used by changes in our operating assets and liabilities of $21.5 million, partially offset by net non-cash charges of $6.9 million and private placement transaction costs reclassified to financing activities of $2.1 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of decreases in accounts payable and accrued expenses, primarily due to payments made for clinical trial expenses incurred in the fourth quarter of 2019 and lower clinical trial expenses for the six months ended June 30, 2020.

During the six months ended June 30, 2019, operating activities used $33.5 million of cash, resulting from our net loss of $48.2 million, partially offset by net cash provided by changes in our operating assets and liabilities of $13.5 million and non-cash charges of $1.2 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of increases in accounts payable and accrued expenses, primarily due to increases in clinical trial expenses, and a decrease in prepaid expenses and other current assets, largely related to the use of advance payments to CROs.

Investing Activities

During the six months ended June 30, 2020, net cash used by investing activities of $0.0 million related to purchases of property and equipment. During the six months ended June 30, 2019, net cash generated by investing activities of $40.1 million was related to sales of short-term investments.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $48.6 million and consisted of net cash proceeds of $46.6 million from the Private Placement, net cash proceeds of $4.3 million from the SPA and $0.7 million from the drawdown of the PPP loan, partially offset by principal repayments of $3.1 million made to SVB. During the six months ended June 30, 2019, net cash provided by financing activities was $0.1 million and consisted of net cash proceeds from the exercise of share options.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we conduct our planned clinical trials of oral sulopenem and sulopenem, seek potential marketing approval for such product candidates and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials for oral sulopenem and sulopenem, which include our planned Phase 1 clinical trials related to pediatric indications;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;

•

establish a sales, marketing and distribution infrastructure to commercialize oral sulopenem and sulopenem in the United States, if we obtain marketing approval from the FDA, and we choose to commercialize directly in the United States;

•

establish manufacturing and supply chain capacity sufficient to provide commercial quantities of oral sulopenem and sulopenem, if we obtain marketing approval and undertake commercialization activities;

•	pursue the development of our sulopenem program in additional indications;
•	maintain, expand, defend and protect our intellectual property portfolio;
•	hire additional clinical, scientific and commercial personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	acquire or in-license other product candidates or technologies.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the timing and costs of clinical trials of oral sulopenem and sulopenem, including our planned Phase 1 clinical trials related to pediatric indications and any other studies which may be required for regulatory approval of our product candidates;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we have applied for or may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	our ability to apply for regulatory approval and the outcome, timing and costs of seeking any such regulatory approvals;
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

•

the amount and timing of any payments we may be required to make in connection with Royalty-Linked Notes issued in the Private Placement or the Royalty-Linked Notes issuable pursuant to the planned rights offering;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property related claims;
•	the costs of operating as a public company;
•	the extent to which we in-license or acquire other products and technologies;
•	the impact of the COVID-19 pandemic on the economy and our business generally including commercialization of any future products; and
•

the outcome, impact, effects and results of our evaluation of corporate, organizational, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, organizational, strategic, financial or financing alternative and our ability to complete one at all.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. The disruption and volatility in the global and domestic capital markets resulting from the COVID-19 pandemic may increase the cost of capital and limit our ability to access capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our secured credit facility with SVB, the RLNs, the Exchangeable Notes and the investor rights agreement we entered into in connection with the Private Placement (the 2020 Investor Rights Agreement) each impose operating and other restrictions on us. Such restrictions affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends, incur additional indebtedness, undergo a change of control and enter into certain collaborations, strategic alliances or other similar partnerships, among other things. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. In addition, as described above, we are evaluating our corporate, organizational, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders while prudently managing our remaining resources.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2020, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease commitments (1)	5,382	1,020	1,815	1,267	1,280
Principal debt repayments (2)	63,298	6,207	5,400	51,588	103
Total	68,680	7,227	7,215	52,855	1,383

(1)	See Note 6 to the condensed consolidated financial statements for further details regarding leases.
(2)	See Note 8 to the condensed consolidated financial statements for further details regarding debt. Principal payments relate to our SVB loan, our PPP loan, our Exchangeable Notes and our RLNs.

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

Under the RLN indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uncomplicated urinary tract infections and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of complicated urinary tract infections but has not received FDA approval for treatment of uncomplicated urinary tract infections. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return). We have not included any payment obligations on the RLNs in the table above as the amount, timing and likelihood of such payments are not known.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2020, we had cash and cash equivalents of $12.3 million, consisting of cash only. We did not have any marketable securities as of June 30, 2020.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2020 and December 31, 2019, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the six months ended June 30, 2020 and 2019 or for the year ended December 31, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of June 30, 2020, we had an accumulated deficit of $263.5 million, and cash and cash equivalents of $12.3 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization.

We have financed our operations to date primarily the issuance of ordinary shares and convertible preferred shares, debt raised under financing arrangements with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of a private placement (the Private Placement) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement (the Loan and Security Agreement). In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other estimated offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30 Offering), ordinary shares for aggregate gross proceeds to us of approximately $5.0 million and net proceeds of approximately $4.4 million after deducting fees payable to the placement agent and other estimated expenses payable by us. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

We expect to continue to incur significant expenses and increasing operating losses as we conduct our planned clinical trials of oral sulopenem and sulopenem, seek marketing approval for such product candidates in target territories if clinical trials are successful, and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

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

•

establish manufacturing and supply chain capacity sufficient to provide commercial quantities of oral sulopenem and sulopenem, if we obtain marketing approval and undertake commercialization activities;

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

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to incur significant expenses as we complete our clinical trials of oral sulopenem and sulopenem, seek marketing approval for such product candidates, and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. If we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and undertake commercialization activities, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial.

We estimate that the net proceeds of approximately $4.4 million from the June 30 Offering, together with our cash and cash equivalents as of June 30, 2020, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020, including through the potential filing of an NDA(s) for sulopenem. We have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties. This estimate assumes, among other things, the continuation of regular monthly amortization payments of the principal amount outstanding under our credit facility with SVB and that the balance of the principal amount does not become due and payable until the maturity date of March 1, 2022. We could deplete our capital resources sooner than expected. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our planned research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In addition, we are evaluating our corporate, organizational, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders while prudently managing our remaining resources. These alternatives could potentially include the licensing, sale or divestiture of our assets or proprietary technologies, a sale of our company, a merger or other business combination, another strategic transaction involving us, restructuring activities, winding down of operations, dissolving and liquidating assets or seeking protection under bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources.  If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our shareholders.  The evaluation of corporate, organizational, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the timing and costs of our clinical trials of oral sulopenem and sulopenem, including our planned Phase 1 clinical trials related to pediatric indications and any other studies which may be required for regulatory approval of our product candidates;

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

•

the amount and timing of any payments we may be required to make in connection with the RLNs issued in the Private Placement or the RLNs issuable pursuant to our planned rights offering of subscription rights to purchase additional Units

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

Provisions in the agreements we entered into in connection with the Private Placement may deter or prevent us from raising additional capital to fund our operations as and when needed. For example, the indenture governing the Exchangeable Notes (the EN Indenture) contains negative covenants prohibiting Iterum Bermuda, as well as us and our wholly owned subsidiaries and their subsidiaries (the Guarantors), who guaranteed Iterum Bermuda’s obligations under the Exchangeable Notes, from, among other things, incurring any indebtedness that is not permitted by the EN Indenture and entering into transactions with significant shareholders (as defined in the EN Indenture). In addition, the indenture governing the RLNs (the RLN Indenture) contains negative covenants prohibiting Iterum Bermuda and the Guarantors from, among other things, selling, transferring or assigning certain assets and taking other actions outside the ordinary course of business that would reasonably be expected to reduce the amount of payments under the RLNs.

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

We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, oral sulopenem and sulopenem. Our ability to generate future revenue from product sales will require us to be successful in a range of challenging clinical and commercial activities, including:

•

enrolling and successfully completing our planned Phase 1 clinical trials related to pediatric indications and any other clinical trials that may be required for regulatory approval of our product candidates;

•	applying for and obtaining marketing approval for oral sulopenem and/or sulopenem;
•	protecting and maintaining our rights to our intellectual property portfolio related to our sulopenem program;
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

•	obtaining market acceptance of oral sulopenem and/or sulopenem as viable treatment options.

Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Our expenses could increase if we are required by the FDA, the European Medicines Agency (EMA), or any comparable foreign regulatory authority, to perform different studies or studies in addition to those currently expected, or if there are any delays in completing such studies or with the development of our sulopenem program or any future product candidates. Even if oral sulopenem or sulopenem are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of oral sulopenem and sulopenem.  Where we enter into collaboration arrangements with third-party collaborators for commercialization of product candidates, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

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

In connection with the Private Placement, Iterum Bermuda was joined as a party to the Loan and Security Agreement as a borrower and the Loan and Security Agreement was amended on January 16, 2020 to, among other things, modify the definition of subordinated debt to include the RLNs and Exchangeable Notes.

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

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under the Loan and Security Agreement and other agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes.

The exchange feature of the Exchangeable Notes may adversely affect our financial condition and operating results.

On or after January 21, 2021 and prior to the earlier of (i) the close of business on the scheduled trading day immediately preceding a mandatory exchange notice for the Exchangeable Notes, which would be triggered by the occurrence of any of certain mandatory exchange trigger events specified in the EN Indenture, and (ii) the close of business on the second scheduled trading day immediately preceding the interest record date, holders of Exchangeable Notes will be entitled to exchange the Exchangeable Notes at any time at their option.  If one or more holders elect to exchange their Exchangeable Notes, unless we elect to satisfy our exchange obligation by delivering solely ordinary shares (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our exchange obligation in cash, which could adversely affect our liquidity. The relevant accounting rules require that we recognize liabilities which appropriately reflect our obligations specified in the EN Indenture. Therefore, even if holders do not elect to exchange their Exchangeable Notes, our liabilities and statement of operations could be significantly impacted.

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

Assuming we obtain marketing approval for oral sulopenem or sulopenem, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities whether we choose to commercialize product candidates directly ourselves or seek to commercialize them through third-party collaboration arrangements. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

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

In connection with the Private Placement, we agreed to undertake the planned rights offering. We may also be required to issue ordinary shares upon exchange of the Exchangeable Notes upon the terms and conditions specified in the Exchangeable Notes and EN indenture, which would result in additional dilution to our shareholders.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uncomplicated urinary tract infections (uUTI), complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As sulopenem did not meet the primary FDA endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI trial, we have decided to focus our development program on the indications for uUTI  and cUTI. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. In addition, in the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies, with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms was similar between therapies.   We have a scheduled meeting with the FDA to discuss our potential regulatory filing options at the end of the third quarter but there is no guarantee that further efforts with regard to this cUTI indication will be successful, and our ability to apply, and obtain regulatory approval, for any of these indications is uncertain at this time.

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

We currently have no products approved for sale and have invested substantially all of our efforts and financial resources in the development of our sulopenem program as the first and only oral and intravenous (IV) branded penem available globally. Our near-term prospects are substantially dependent on our ability to develop, apply for and obtain marketing approval for and successfully commercialize oral sulopenem and sulopenem. The success of our sulopenem program will depend on several factors, including the following:

•

completion of clinical trials, including our planned Phase 1 clinical trials related to pediatric indications and any other clinical trials that may be required for regulatory approval of our product candidates;

•

successful enrollment in, and completion of our planned Phase 1 clinical trials related to pediatric indications and any other clinical trials that may be required for regulatory approval of our product candidates;

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

Our company has never obtained regulatory approval for, or commercialized, a drug. We must complete extensive preclinical and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals. To gain approval to market a product candidate, we must provide the FDA and foreign regulatory authorities with non-clinical, clinical and chemistry, manufacturing, and controls (CMC) data that adequately demonstrates the safety and efficacy of the product for the intended indication(s) applied for in the NDA(s) or other respective regulatory filing.

We have a scheduled meeting with the FDA to discuss our potential regulatory filing options at the end of the third quarter. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical, non-clinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available.

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial; however, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms was similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing substantial evidence of a treatment effect in patients with uUTI. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates.

Additionally, any failure or delay in obtaining regulatory approvals would prevent us from commercializing oral sulopenem and sulopenem, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA(s) or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in other countries.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. We have a scheduled meeting with the FDA to discuss our potential regulatory filing options at the end of the third quarter.

In some instances, there can be significant variability in safety and/or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants, among others. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one of the factors listed or otherwise. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity of or intolerability of our product candidates or may determine that our product candidates are toxic or not well tolerated when that is not in fact the case. In the case of our clinical trials, results may differ on the basis of the type of bacteria with which patients are infected. We cannot assure our shareholders that any clinical trials that we are conducting or other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

We may encounter unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for oral sulopenem, sulopenem or any of our other product candidates, including:

•

although we conducted our Phase 3 clinical trials pursuant to Special Protocol Assessment (SPA) agreements, the FDA or other comparable foreign regulatory authorities may ultimately disagree as to the design or implementation of our Phase 3 clinical trials or other clinical trials;

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
•

the impact on access to hospitals and willingness of patients to participate in clinical trials such as our planned Phase 1 clinical trials related to pediatric indications and any other clinical trials that may be required for regulatory approval of our product candidates, as a result of pandemics, like COVID-19, and other health crises.

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

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure our shareholders that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our sulopenem program in any indication.

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary FDA endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior preclinical studies and clinical trials, and based on our Phase 3 uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating superiority to ciprofloxacin, sulopenem did not meet the primary FDA endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our Phase 3 uUTI trial. We have a scheduled meeting with the FDA to discuss our potential regulatory filing options at the end of the third quarter.

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

While the active pharmaceutical ingredient in the bilayer tablet is sulopenem etzadroxil, the combination product with probenecid has not yet been tested extensively in patients. In the cIAI trial, where patients received either sulopenem IV followed by sulopenem etzadroxil or ertapenem followed by ciprofloxacin/metronidazole or amoxicillin-clavulanate, among 668 treated patients, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem. In the cUTI trial, patients received either sulopenem IV followed by sulopenem etzadroxil, if eligible for oral therapy, or ertapenem IV followed by ciprofloxacin or amoxicillin-clavulanate, if eligible for oral therapy. Among 1,392 treated patients, treatment-related adverse events were observed in 6.0% and 9.2% of patients on sulopenem and ertapenem, respectively, with the most commonly reported adverse events being headache (3.0%  and 2.2%), diarrhea (2.7% and 3.0%) and nausea (1.3% and 1.6%), on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 0.4% of patients on sulopenem and 0.6% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 2.0% of patients on sulopenem and 0.9% of patients on ertapenem. In the uUTI trial, patients received either oral sulopenem or ciprofloxacin. Among 1,660 treated patients, treatment related adverse events were observed in 17.0% and 6.2% of patients on sulopenem and ciprofloxacin, respectively. The most commonly reported adverse events were diarrhea (12.4% and 2.5%), nausea (3.7% and 3.6%), and headache (2.2% and 2.2%), for sulopenem and ciprofloxacin patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 1.6% of patients on sulopenem and 1.0% of patients on ciprofloxacin. Serious adverse events (SAE) were seen in 0.7% of patients on sulopenem with one drug-related SAE due to transient angioedema and 0.2% of patients on ciprofloxacin with no drug-related SAE due to transient angioedema and 0.2% of patients on ciprofloxacin with no drug-related SAE.

While we believe these results support  a positive safety and tolerability profile for sulopenem, in future trials there may be unforeseen serious adverse events or side effects that differ from those seen in our Phase 3 program, in Phase 1 normal healthy volunteers with oral sulopenem or the prior post-marketing experience with probenecid. There may also be unexpected adverse events associated with probenecid that have not been seen to date.

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

We are currently evaluating our commercialization strategy in the United States and other territories. We are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties.  If oral sulopenem and sulopenem receive regulatory approval, we may build a commercial organization and recruit a targeted sales force with technical expertise, an internal marketing and health resource group, as well as a managed markets group focused on reimbursement activities with third-party payors and a specialty distribution team to ensure pharmacy-level stocking and, where we choose not to commercialize directly ourselves, we will seek to commercialize oral sulopenem and sulopenem through collaboration arrangements. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

Factors that may inhibit our efforts to commercialize our products directly include:

•	challenges in developing a commercialization strategy or launching new drug products using a traditional marketing model during a global health crisis or pandemic, like COVID-19;
•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of a health resources group to obtain access to educate physicians regarding the attributes of our future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	costs and expenses associated with creating an independent sales and marketing organization.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time and resources to our development programs. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates. If that occurs, we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for oral sulopenem, sulopenem or other product candidates could be harmed, our costs could increase and our ability to generate revenue could be delayed, impaired or foreclosed.

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

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA(s) and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in countries outside of the United States. We have no direct control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel, and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and have a material adverse effect on our business, financial condition and results of operations.

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

Although we have QIDP status and fast track designation for sulopenem and oral sulopenem for the indications of uUTI, cUTI and cIAI (and for the indications of community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease) which may provide for a more rapid NDA review cycle, the time required to obtain approval, if any, by the FDA and comparable foreign authorities is unpredictable and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may also change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we or they receive regulatory approval of an NDA(s) from the FDA.

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our Phase 3 clinical trials pursuant to SPA agreements, the FDA may still require us to conduct additional non-clinical studies or clinical trials for our product candidates either prior to or post-approval, and it may otherwise object to elements of our clinical development program.

We have not submitted an NDA for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA has substantial discretion in the review and approval process and may refuse to accept for filing any application or may decide that our data is insufficient for approval and require additional non-clinical, clinical or other studies. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates or require us to conduct additional non-clinical or clinical testing or abandon a program for many reasons, including:

•

the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials, although we conducted our Phase 3 clinical trials pursuant to SPA agreements;

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

Any product candidate, including oral sulopenem and sulopenem, for which we obtain marketing approval will also be subject to ongoing regulatory requirements for labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post marketing information. For example, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs. As such, we and our contract manufacturers will be subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning advertising and promotion for our products.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional congressional action is taken. The Coronavirus Aid, Relief, and Economic Security (CARES) Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The Trump administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, however, that decision was reversed by the U.S. Supreme Court.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, however, that Court did agree to hear this case. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices.  Under this blueprint for action, the Trump administration indicated that HHS will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). Finally, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

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

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we have in the past, and may continue to do so in the future, relied on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, particularly with the impact of the COVID-19 pandemic on the global workforce, our ability to develop and commercialize product candidates will be limited.

We may encounter difficulties in managing growth, which could disrupt our operations.

We could experience growth in the number of our employees and the scope of our operations, in the event we are successful in obtaining regulatory approval particularly in the areas of manufacturing, regulatory affairs, sales, marketing and health resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage any expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any growth experienced could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage such growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

In addition, we have and may continue to need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses.

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

Our business, results of operations, financial condition, cash flows and share price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic, which could delay our ability to complete our clinical trials, delay the initiation of our planned clinical trials and which may delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations.  In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

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

We were a passive foreign investment company (PFIC) for U.S. federal income tax purposes for our taxable year ended December 31, 2017. Based on our gross income and average value of our gross assets, we do not believe we (or our wholly owned non-U.S. subsidiaries) were a PFIC for the taxable year ended December 31, 2018 or for any subsequent completed taxable year.  We do not expect to be a PFIC for the taxable year ending December 31, 2020; however, our status, and the status of our non-U.S. subsidiaries, in any taxable year will depend on our assets and activities as determined throughout that taxable year. As this is a factual determination made annually after the end of each taxable year, there can be no assurances as to our PFIC status for the current taxable year or any future taxable year.

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

If we are a PFIC and a U.S. Holder does not make a mark-to-market election (discussed below) with respect to our ordinary shares, under the so-called “excess distribution” regime that U.S. Holder may be subject to adverse tax consequences, including deferred tax and interest charges, with respect to certain distributions on our ordinary shares, any gain realized on a disposition of our ordinary shares and certain other events. The effect of these tax consequences could be materially adverse to the shareholder. If, in any taxable year during which a U.S. Holder holds our ordinary shares and any of our non-U.S. subsidiaries is a PFIC (i.e., a lower-tier PFIC), such U.S. Holder would be treated as owning a proportionate amount (by value) of the shares of the lower-tier PFIC and would be taxed under the excess distribution regime on distributions by the lower-tier PFIC and on gain from the disposition of shares of the lower-tier PFIC even though such U.S. Holder would not receive the proceeds of those distributions or dispositions.

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

We have never declared or paid cash dividends on our ordinary shares and we do not expect to pay dividends for the foreseeable future. To the extent that we do make dividend payments (or other returns to shareholders that are treated as “distributions” for Irish tax purposes), it should be noted that, in certain limited circumstances, dividend withholding tax (currently at a rate of 25%) may arise in respect of dividends paid on our ordinary shares. A number of exemptions from dividend withholding tax exist, such that shareholders resident in EU member states (other than Ireland) or other countries with which Ireland has signed a double tax treaty, which includes the United States, should generally be entitled to exemptions from dividend withholding tax provided that the appropriate documentation is in place. The ability of a U.S. Holder to credit any Irish dividend withholding tax against that U.S. Holder’s tentative U.S. federal tax liability may be subject to limitations.

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

Our share price has been and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares. The trading price of our ordinary shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our ordinary shares may be influenced by those factors discussed elsewhere in this “Risk Factors” section of this document and others, such as:

•	results from, and any delays in, our current and future clinical trials

•	announcements of regulatory approval or disapproval of oral sulopenem and sulopenem or future product candidates;
•

announcements with respect to the outcome, impact, effects or results of our evaluation of corporate, organizational, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, organizational, strategic, financial or financing alternative and our ability to complete one at all;

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

If we fail to meet the requirements of continued listing on the Nasdaq Global Market, we may be delisted and the price of our ordinary shares, our ability to access the capital markets and our financial condition could be negatively impacted.

Our ordinary shares are currently listed for quotation on the Nasdaq Global Market. To maintain the listing of our ordinary shares on the Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our officers, directors and 10% or more shareholders) of at least $15 million and a total market value of listed securities of at least $50.0 million.

On July 15, 2020, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC notifying us that the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) (MVLS Rule) for continued listing on the Nasdaq Global Market, as the market value of our listed securities was less than $50.0 million for the previous 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until January 11, 2021, to regain compliance with the MVLS Rule. To regain compliance, during this 180-day compliance period, the market value of our listed securities must be at least $50.0 million or more (measured based on closing prices) for a minimum of 10 consecutive business days. In the event that we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the 180-day compliance period, we will receive written notification from Nasdaq that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. If we do not regain compliance within the 180-day compliance period, we may also transfer the listing of our ordinary shares to the Nasdaq Capital Market, provided that we then meet the applicable requirements for continued listing on the Nasdaq Capital Market.

On March 4, 2020, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC notifying us that the listing of our ordinary shares was not in compliance the MVLS Rule for continued listing on the Nasdaq Global Market, as the market value of our listed securities was less than $50.0 million for the previous 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until August 31, 2020, to regain compliance with the MVLS Rule. To regain compliance, the market value of our listed securities needed to be at least $50.0 million or more (measured based on closing prices) for a minimum of 10 consecutive business days. On May 13, 2020, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market, LLC that, for 10 consecutive business days from April 29, 2020 to May 12, 2020, the market value of our listed securities had been greater than $50.0 million, confirming that we had regained compliance with the MVLS Rule.

Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to regain compliance with respect to the current deficiency or that we will be able to maintain compliance with the Nasdaq Global Market continued listing requirements in the future or regain compliance with respect to any future deficiencies, or, if transferred, that we will be successful in maintain the listing of our ordinary shares on the Nasdaq Capital Market. This could impair the liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our ordinary shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.   The delisting of our ordinary shares from The Nasdaq Global Market could also negatively impact our financial condition as it would constitute (i) an event of default under the Loan and Security Agreement, which could lead to an acceleration of amounts due under the Loan and Security Agreement and foreclosure upon and/or sale or other liquidation of all of our and our subsidiaries’ assets, including intellectual property; and (ii) a fundamental change under the EN Indenture, which could trigger an obligation for us to repurchase the Exchangeable Notes at a repurchase price of 300% of the principal amount of the outstanding Exchangeable Notes.

Through the RLNs, we transferred to the holders thereof rights to receive certain payments in connection with commercial sales of sulopenem, which may reduce our ability to realize potential future revenue from such sales.

As part of the Private Placement, Iterum Bermuda issued RLNs, and in connection with the planned rights offering, Iterum Bermuda may issue further RLNs, which entitle the holders thereof to certain payments in connection with commercial sales of sulopenem.  Holders of RLNs are entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (each, a Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the Maximum Return (as defined below) has been paid in respect of the RLNs, or (ii) December 31, 2045 (the End Date), or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs.

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

Based on shares outstanding as of July 31, 2020, our executive officers, directors, holders of 5% or more of our ordinary shares and their respective affiliates beneficially own in the aggregate approximately 54.0% of our outstanding ordinary shares, not including any ordinary shares issuable upon exchange of any of the Exchangeable Notes purchased by them in the Private Placement, any additional ordinary shares issuable to satisfy accrued and unpaid interest due upon exchange of any Exchangeable Notes, any ordinary shares that are issuable upon exercise, conversion or exchange of outstanding options or other securities or reserved under any equity plan maintained by us, or the exercise of any outstanding warrants. Following the exchange of any of these Exchangeable

Notes for ordinary shares or the exercise of outstanding warrants, this ownership percentage could increase. As a result of their share ownership, these holders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring shareholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that our other shareholders may feel are in their best interest.

If these holders, along with the other investors in the Private Placement, including Sarissa, were to exchange their Exchangeable Notes for ordinary shares, based on shares outstanding as of July 31, 2020 such holders and investors in the Private Placement would beneficially own in the aggregate approximately 86.6% of our outstanding ordinary shares not including any additional ordinary shares issuable to satisfy accrued and unpaid interest due upon exchange of any Exchangeable Notes, any ordinary shares that are issuable upon exercise, conversion or exchange of outstanding options or other securities or reserved under any equity plan maintained by us, or the exercise of any outstanding warrants.

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

The issuance of additional ordinary shares may dilute our existing shareholders’ level of ownership in our Company or require us to relinquish rights.

Any issuance of securities we may undertake, whether in the future to raise additional capital or upon exchange or exercise of outstanding convertible securities, could cause the price of our ordinary shares to decline, or require us to issue shares at a price that is lower than that paid by holders of our ordinary shares in the past, which would result in those newly issued shares being dilutive.

In addition, the Exchangeable Notes that we issued in the Private Placement are, and the further Exchangeable Notes that we may issue in the planned rights offering will be, exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. Further, the warrants that we issued both the purchasers and the designees of the placement agent in connection with the June 3 Offering and June 30 Offering are exercisable at any time until a specified expiration date, and any exercise of such warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Additionally, the exercise of outstanding options and RSUs under our equity incentive plans or exercise of outstanding warrants, including warrants issued to Silicon Valley Bank and Life Sciences Fund II LLC, for ordinary shares may also dilute the ownership percentage or voting power of our shareholders.

Further, if we obtain funds through the sale of equity or a debt financing or through the issuance of convertible debt or preference securities, these securities would likely have rights senior to the rights of our ordinary shareholder, which could impair the value of our ordinary shares. Any debt financing we enter into may include covenants that limit our flexibility in conducting our business. We also could be required to seek funds through arrangements with collaborators or others, which might require us to relinquish valuable rights to our intellectual property or product candidates that we would have otherwise retained.

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

A substantial portion of our outstanding ordinary shares is currently restricted as a result of federal securities laws but can be sold at any time subject to applicable volume limitations.  In addition, the Exchangeable Notes that we issued in the Private Placement and the further Exchangeable Notes that we may issue in the planned rights offering are, or may become, exchangeable for our ordinary shares upon the terms and conditions specified therein. Under the 2020 Investor Rights Agreement, we have agreed to file an initial registration statement covering the resale of such securities by the holders thereof within 10 business days following the earlier of (I) the consummation of our planned rights offering and (II) January 21, 2021.  Upon the effectiveness of such registration statement, such shares will be able to be sold by the holders thereof without further restriction.

Also, pursuant to the June 3 SPA, we agreed to file a registration statement as soon as practicable (and in any event within 90 calendar days of the date of the securities purchase agreement), providing for the resale by the purchasers of the warrants in the concurrent private placement of ordinary shares issued and issuable upon exercise of the warrants. Pursuant to the June 3o SPA, we agreed to file a registration statement as soon as practicable (and in any event within 45 calendar days of the date of the securities purchase agreement), providing for the resale by the purchasers of the warrants in the concurrent private placement of ordinary shares issued and issuable upon exercise of the warrants and for the resale by such purchasers of ordinary shares issued and issuable upon exercise of warrants purchased in our June 3 Offering and June 30 Offering. Upon the effectiveness of such resale registration statements, the shares will be able to be sold by the holders thereof without restrictions, subject to compliance with securities laws.

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

The number of

ordinary shares underlying our outstanding warrants is significant in relation to our currently outstanding ordinary shares, which could have a negative effect on the market price of our ordinary shares and make it more difficult for us to raise funds through future equity offerings.

In connection with the initial $15 million draw under the Loan and Security Agreement with SVB, we issued SVB and Life Sciences Fund II LLC warrants to purchase an aggregate of 312,500 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon our initial public offering) at an exercise price of $18.85 per share (as adjusted). If the second term loan had been drawn down, each of SVB and LSF would have been automatically entitled to purchase additional ordinary shares in an aggregate amount equal to 2.50% of the second term loan divided by the applicable exercise price.

As part of the June 3 Offering, we issued warrants to the June 3 Purchasers to purchase an aggregate of up to 1,485,885  shares of ordinary shares at an exercise price of $1.62 per share with an expiry date of December 5, 2025.  We  also issued warrants to designees of the placement agent to purchase up to 208,023 ordinary shares at an exercise price of $2.1031 per share with an expiry date of June 3, 2025.  As part of the June 30 Offering, we issued warrants to the June 30 Purchasers to purchase an aggregate of up to 1,686,343 shares of ordinary shares at an exercise price of $1.42 per share with an expiry date of January 2, 2026.  We also issued warrants to designees of the placement agent to purchase up to 236,088 ordinary shares at an exercise price of $1.8531 per share with an expiry date of June 30, 2025.

As of July 31, 2020, all of these warrants remained outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. The warrants became exercisable on the closing of each registered direct offering.  We have agreed to use commercially reasonable efforts to file a registration statement as soon as practicable providing for the resale of the ordinary shares issued and issuable upon exercise of the warrants issued to the June Investors and to the July Investors and, accordingly, thereafter such shares will be able to be freely sold into the public market upon issuance. Sales of these shares could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might otherwise occur.

We may also find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. In addition, the exercise of these warrants would result in a significant increase in the number of our outstanding ordinary shares, which could have the effect of significantly diluting the interest of our current shareholders, and following such exercise the former holders of such warrants could have significant influence over our company as a result of the ordinary shares they acquire upon such exercise.

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time and attention to our public reporting obligations.

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

Under the Irish Takeover Rules, if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of the company, then the acquirer and/or, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for all of the outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months (known as a mandatory cash offer). This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company, if the effect of such acquisition was to increase that person’s percentage of the voting rights by 0.05% within any 12 month period. The Exchangeable Notes Indenture provides that if a holder of Exchangeable Notes notifies us that they would be subject to this mandatory offer requirement, we will only issue to such holder such number of ordinary shares that can be issued without triggering a mandatory cash offer on an exchange with the remaining ordinary shares to be delivered as promptly as practicable after the holder notifies us that they would no longer be subject to a mandatory cash offer request.

Under the Irish Takeover Rules, certain separate concert parties are presumed to be acting in concert. Our board of directors and their relevant family members, related trusts and “controlled companies” are presumed to be acting in concert with any corporate shareholder who holds 20% or more of our shares. The application of these presumptions may result in restrictions upon the ability of any such concert parties and/or members of our board of directors and the other holders of the Exchangeable Notes to acquire more of our securities, including under the terms of the Exchangeable Notes and any executive incentive arrangements. We, or any such holders, may consult with the Irish Takeover Panel from time to time with respect to the application of this presumption and the restrictions on the ability to acquire further securities, although we are unable to provide any assurance as to whether the Irish Takeover Panel would overrule this presumption. Accordingly, the application of the Irish Takeover Rules may restrict the ability of certain of our shareholders and directors to acquire our ordinary shares.

In addition, based on the current exchange rate pursuant to the Exchangeable Notes Indenture and assuming physical settlement, we may be required to issue to Sarissa, upon exchange of the Private Placement Exchangeable Notes it purchased in the Private Placement, ordinary shares representing approximately 20.6% of our fully diluted issued share capital (assuming a full exchange of all outstanding Private Placement Exchangeable Notes and not accounting for any Exchangeable Notes issued in the planned rights offering or any exchange thereof and excluding any additional ordinary shares issuable to satisfy accrued and unpaid interest due upon exchange of any Exchangeable Notes, any ordinary shares that are issuable upon exercise, conversion or exchange of outstanding options or other securities or reserved under any equity plan maintained by us, or the exercise of any outstanding warrants) or approximately 41.4% of our issued share capital (if only the Private Placement Exchangeable Notes held by Sarissa were exchanged and the  remaining holders of Private Placement Exchangeable Notes did not exchange and not accounting for any Exchangeable Notes issued in the planned rights offering or any exchanges thereof and excluding any additional ordinary shares issuable to satisfy accrued and unpaid interest due upon exchange of any Exchangeable Notes, any ordinary shares that are issuable upon exercise, conversion or exchange of outstanding options or other securities or reserved under any equity plan maintained by us, or the exercise of any outstanding warrants). The final number of ordinary shares issuable to Sarissa pursuant to these Private Placement Exchangeable Notes will depend on the extent to which we elect physical settlement as the exchange method and on the exchange rate at the time of exchange, which may be adjusted pursuant to the terms of the Exchangeable Notes Indenture. An exchange by Sarissa could result in our being obligated to issue to Sarissa ordinary shares representing 30% or more of our issued voting share capital. We received a waiver from the Irish Takeover Panel of any resulting obligation of Sarissa to make a general offer as a result of an exchange of these Private Placement Exchangeable Notes, and our shareholders approved a maximum potential issuance to Sarissa of up to 60% of our ordinary shares as a result of an exchange of these Private Placement Exchangeable Notes without Sarissa incurring such a mandatory offer obligation.

As an Irish public limited company, certain capital structure decisions require shareholder approval, which may limit our flexibility to manage our capital structure.

Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our Articles of Association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our Articles of Association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, at our 2020 Annual General Meeting, our shareholders authorized the board to issue new shares, and to disapply statutory preemption rights for such issuances up to the amount of our authorized but unissued share capital. The authorization of the directors to issue shares and the disapplication of statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  This risk is especially relevant for us because pharmaceutical and biotechnology companies have experienced significant share price volatility in recent years.  In addition, we may be subject to securities class action litigation as a result of the Private Placement and/or planned rights offering.  If we face any such litigation, it could result in substantial costs and a diversion of management’s attention and our resources, which could harm our business.

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

The following sets forth information regarding all securities issued and sold by us within the three months ended June 30, 2020 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(1)

On June 3, 2020, we entered into a securities purchase agreement with Intracoastal Capital, LLC, Armistice Capital Master Fund, Ltd., and Lincoln Park Capital Fund, LLC. Pursuant to the securities purchase agreement, we issued to such investors warrants to purchase up to 1,485,885 ordinary shares. The warrants have an exercise price of $1.62 per share, are immediately exercisable and expire on December 5, 2025. H. C. Wainwright & Co., LLC (“Wainwright”) acted as placement agent for the offering and received commissions of $350,000 in connection with the offering. As consideration for the services provided to us by Wainwright as placement agent for the offering, we issued placement agent warrants to purchase an aggregate of 208,023 ordinary shares to designees of Wainwright. The placement agent warrants have an exercise price of $2.1031 per share, are immediately exercisable and expire on June 3, 2025.

The offer, sale and issuance of the securities in the private placement transaction described above were exempt from registration under Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) in that the transactions were by an issuer not involving any public offering. The sale of these securities were made without any general solicitation or advertising.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
3.1	Amended and Restated Constitution of Iterum Therapeutics plc.		Form 8-K (Exhibit 3.1)	June 15, 2020	001-38503
4.1	Form of Warrant to Subscribe for Ordinary Shares issued to purchasers in connection with Securities Purchase Agreement dated June 3, 2020.		Form 8-K (Exhibit 4.1)	June 04, 2020	001-38503
4.2	Form of Placement Agent Warrant to Subscribe for Ordinary Shares issued to designees of Placement Agent in connection with Securities Purchase Agreement dated June 3, 2020.		Form 8-K (Exhibit 4.2)	June 04, 2020	001-38503
4.3	Form of Warrant to Subscribe for Ordinary Shares issued to purchasers in connection with Securities Purchase Agreement dated June 30, 2020.		Form 8-K (Exhibit 4.1)	July 01, 2020	001-38503
4.4	Form of Placement Agent Warrant to Subscribe for Ordinary Shares issued to designees of Placement Agent in connection with Securities Purchase Agreement dated June 30, 2020.		Form 8-K (Exhibit 4.2)	July 01, 2020	001-38503
10.1	Securities Purchase Agreement, dated as of June 3, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto.	X
10.2	Securities Purchase Agreement, dated as of June 30, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: August 06, 2020	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: August 06, 2020	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer