Form 10-Q
period 2020-09-30
Iterum Therapeutics plc
filed 2020-11-16
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 43,035,245 ordinary shares, $0.01 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our use of cash reserves;
•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the potential advantages of our product candidates;
•	our plans to move forward with our new drug application for oral sulopenem for the treatment of uncomplicated urinary tract infections in patients with a quinolone non-susceptible pathogen;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	our manufacturing plans;

•our sales, marketing and distribution capabilities and strategy;

•	market acceptance of any product we successfully commercialize;
•	the pricing, coverage and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business and product candidates;
•

the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and our ability to defend and enforce any such intellectual property rights;

•	our ability to enter into strategic arrangements, collaborations and/or commercial partnerships in the United States and other territories and the potential benefits of such arrangements;
•	our estimates regarding expenses, capital requirements and needs for additional financing;
•	our expectations regarding how far into the future our cash on hand will fund our ongoing operations;
•	our financial performance;
•	developments relating to our competitors and our industry;
•	our ability to continue as a going concern;
•

the impact of COVID-19, including the responsive measures taken by governmental authorities and others, on our clinical trials, on future commercialization of, and future demand for, our products, available funding, our operations and the economy in general, which may precipitate or exacerbate other risks and/or uncertainties;

•	our ability to regain and maintain compliance with listing requirements of the Nasdaq Global Market; and
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

ii

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$8,570	$4,801
Prepaid expenses and other current assets	3,429	6,887
Current portion of restricted cash	60	30
Total current assets	12,059	11,718
Property and equipment, net	461	572
Restricted cash, less current portion	66	60
Other assets	13,684	13,401
Total assets	$26,270	$25,751
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$2,645	$15,486
Accrued expenses	2,229	12,458
Derivative liability	26,097	—
Current portion of long-term debt	6,084	5,800
Current portion of royalty-linked notes	74	—
Income taxes payable	—	200
Other current liabilities	3,737	3,042
Total current liabilities	40,866	36,986
Long-term debt, less current portion	21,653	7,625
Royalty-linked notes, less current portion	12,492	—
Other liabilities	7,162	7,378
Total liabilities	$82,173	$51,989
Commitments and contingencies (Note 13)
Shareholders’ deficit:
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued at September 30, 2020 and December 31, 2019	—	—
Ordinary shares, $0.01 par value per share: 150,000,000 shares authorized, 21,239,093 shares issued at September 30, 2020; 50,000,000 shares authorized, 14,868,973 shares issued at December 31, 2019	212	149
Additional paid-in capital	219,628	208,536
Accumulated deficit	(275,743)	(234,923)
Total shareholders' deficit	$(55,903)	$(26,238)
Total liabilities and shareholders’ deficit	$26,270	$25,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$37
Operating expenses:
Research and development	$(3,937)	$(28,066)	$(18,723)	$(69,892)
General and administrative	(2,398)	(2,933)	(8,759)	(8,988)
Total operating expenses	(6,335)	(30,999)	(27,482)	(78,880)
Operating loss	(6,335)	(30,999)	(27,482)	(78,843)
Interest expense, net	(4,183)	(216)	(10,854)	(455)
Financing transaction costs	(685)	—	(2,815)	—
Adjustments to fair value of derivatives	(644)	—	1,023	—
Other income, net	68	48	27	204
Total other expense	(5,444)	(168)	(12,619)	(251)
Loss before income taxes	(11,779)	(31,167)	(40,101)	(79,094)
Income tax expense	(420)	(104)	(719)	(395)
Net loss and comprehensive loss	(12,199)	(31,271)	(40,820)	(79,489)
Net loss attributable to ordinary shareholders	$(12,199)	$(31,271)	$(40,820)	$(79,489)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(0.60)	$(2.15)	$(2.39)	$(5.52)
Weighted average ordinary shares outstanding – basic and diluted	20,392,357	14,571,278	17,078,326	14,412,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(40,820)	$(79,489)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	122	113
Share-based compensation expense	2,633	1,674
Gain on short-term investments	—	(125)
Interest on short-term investments	—	(44)
Amortization of debt discount and deferred financing costs	7,818	243
Interest on exchangeable notes - non-cash	2,338	—
Financing transaction costs included in financing activities	2,815	—
Adjustments to fair value of derivatives	(1,023)	—
Other	907	25
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,593	1,758
Other assets	—	(1,036)
Accounts payable	(12,879)	10,487
Accrued expenses	(10,229)	8,030
Income taxes	(89)	(7)
Other liabilities	(683)	(498)
Net cash used in operating activities	(45,497)	(58,869)
Cash flows from investing activities:
Purchases of property and equipment	(11)	(22)
Proceeds from sale of short-term investments	—	40,125
Net cash (used) / provided by investing activities	(11)	40,103
Cash flows from financing activities:
Proceeds from PPP Loan	744	—
Repayments of long-term debt	(4,655)	—
Proceeds from private placement and rights offering, net of transactions costs	44,699	—
Proceeds from registered direct offerings, net of transaction costs	8,560	—
Proceeds from issuance of ordinary shares, net of transaction costs	—	3,037
Proceeds from exercise of share options	—	60
Net cash provided by financing activities	49,348	3,097
Effect of exchange rates on cash and cash equivalents	(35)	(29)
Net increase in cash, cash equivalents and restricted cash	3,805	(15,698)
Cash, cash equivalents and restricted cash, at beginning of period	4,891	44,671
Cash, cash equivalents and restricted cash, at end of period	$8,696	$28,973
Supplemental Disclosure of Cash Flow Information:
Income tax paid - US	$89	$402
Interest paid	$767	$1,067

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

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff and raising capital, and has financed its operations through the issuance of ordinary shares and convertible preferred shares, debt raised under financing arrangements with Silicon Valley Bank (SVB) including the Paycheck Protection Program loan (PPP loan), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement and subsequent rights offering pursuant to which its wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold approximately $51.8 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities). The Company has not generated any product revenue. The Company is subject to risks and uncertainties common to early-stage companies in the pharmaceutical industry, including, but not limited to, the ability to secure additional capital to fund operations, failure to achieve regulatory approval, failure to successfully develop and commercialize its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. Product candidates currently under development will require additional research and development efforts, including regulatory approval prior to commercialization.

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

On July 5, 2019, the Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019 (File No. 333-232569), and pursuant to which it registered for sale up to $150.0 million of any combination of its ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that the Company may determine.

On January 21, 2020, the Company completed a private placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold approximately $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors (the Private Placement). The Securities were sold in units (the Units) in the Private Placement and Rights Offering with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs) In connection with the Private Placement, the Company agreed to undertake a rights offering of subscription rights to purchase additional Units (the Rights Offering). Under the Rights Offering, the Company and Iterum Bermuda, distributed to the Company’s eligible holders of ordinary shares and eligible warrant holders one non-transferable subscription right for each ordinary share owned (or deemed owned in the case of eligible warrant holders) as of the close of business on the record date, August 5, 2020. The subscription period for the Rights Offering expired on August 31, 2020 and right holders subscribed for 220 units. As a result, on September 8, 2020, Iterum Bermuda issued and sold approximately $0.2 million aggregate principal amount of Exchangeable Notes and $0.02 million aggregate principal amount of RLNs.  The Units were sold at a price of $1,000 per Unit. The Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share), subject to specified limitations, which exchange rate was adjusted to 1,286.1845  shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020 and is subject to further adjustment pursuant to the terms and conditions of the indenture governing the Exchangeable Notes. The RLNs entitle holders to payments based on a percentage of the Company’s net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs. Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the U.S. Food and Drug Administration (the FDA). The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sales of the Securities of approximately $45.0 million, after deducting placement agent fees and offering expenses.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

In April 2020, the Company began deferring payment on its share of U.S. payroll taxes owed, as allowed by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) through December 31, 2020. The Company is able to defer half of its share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

On April 3, 2020, the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, the Company’s wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into the PPP loan with SVB (the Lender) under the Program, pursuant to the Company receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company until the later of the date the SBA remits the forgiveness amount to the borrower or 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan on the last day of the Deferral Period by the maturity date. Under the terms of the Program, the SBA will forgive the portion of loan proceeds used for U.S. payroll costs and other designated operating expenses for up to 24 weeks, provided at least 60% of the loan proceeds are used for U.S. payroll costs. The Company incurred qualifying payroll costs and other operating expenses in the 24 weeks following April 30, 2020, and has requested forgiveness for a portion of the PPP loan from the Lender. Any forgiveness of the PPP loan will be made in accordance with SBA requirements and subject to approval by SVB. No assurance is provided that the Company will obtain forgiveness in whole or in part.

On June 3, 2020, the Company entered into a Securities Purchase Agreement (June 3 SPA) with certain institutional investors (the June 3 Purchasers) pursuant to which the Company issued and sold, in a registered direct offering (June 3 Offering), an aggregate of 2,971,770 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.6825, for aggregate gross proceeds to the Company of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by the Company. We offered the ordinary shares in the June 3 Offering pursuant to our universal shelf registration statement on Form S-3.  Pursuant to the June 3 SPA, in a concurrent private placement, the Company issued and sold to the June 3 Purchasers warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. The closing date of the June 3 Offering was June 5, 2020. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3 SPA, were issued to designees of the placement agent on the closing of the June 3 Offering Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $2.1031 per ordinary share, and will expire on June 3, 2025.

On June 30, 2020, the Company entered into a securities purchase agreement (June 30 SPA) with certain institutional investors (the June 30 Purchasers) pursuant to which the Company issued and sold in a registered direct offering (June 30 Offering) an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to the Company of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by the Company. We offered the ordinary shares in the June 30 Offering pursuant to our universal shelf registration statement on Form S-3.  Pursuant to the June 30 SPA, in a concurrent private placement, the Company issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants were exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The June 30 Offering closed on July 2, 2020. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share, and will expire on June 30, 2025.

On October 27, 2020, the Company completed a registered public offering (the October Offering) in which it sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. The Company’s net proceeds from the October Offering, after deducting placement agent fees and other estimated offering expenses payable by the Company, were approximately $15.3 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of October 31, 2020, pre-funded warrants to purchase 6,284,615 ordinary shares had

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

been exercised for net proceeds of $0.06 million. In connection with the October Offering, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of the Company, termination rights of the parties, and certain indemnification obligations of the Company and ongoing covenants of the Company, including a prohibition on issuance of ordinary shares or securities convertible or exchangeable into ordinary shares by the Company for a period of 45 days after the closing of the October Offering and a prohibition on the Company entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and will expire on October 22, 2025.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, payments received under the CARB-X program and the proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $40,820 and $79,489 for the nine months ended September 30, 2020 and 2019, respectively, and a net loss of $103,130 for the year ended December 31, 2019. The Company had an accumulated deficit of $275,743 as of September 30, 2020 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements.

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

In addition, in parallel, the Company is evaluating its corporate, organizational, strategic, financial and financing alternatives, with the goal of maximizing value for its stakeholders while prudently managing its resources. These alternatives could potentially include the licensing, sale or divestiture of the Company’s assets or proprietary technologies, a sale of the Company, a merger or other business combination, another strategic transaction involving the Company, restructuring activities, winding down of operations, dissolving and liquidating assets or seeking protection under bankruptcy laws. The evaluation of corporate, organizational, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2020, and results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019 have been made. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $117 (€100).

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is a certificate of deposit for $90 which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease (see Note 6 - Leases). Also included within restricted cash on the Company’s condensed consolidated balance sheet is $17 relating to the warrants issued on June 5, 2020 pursuant to the June 3 SPA and $19 relating to the warrants issued on July 2, 2020 pursuant to the June 30 SPA. On the closing date of each of the June 3 Offering and June 30 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a "cashless exercise" pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable SPA.

  Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company has most of its cash and cash equivalents at two accredited financial institutions in the United States and Ireland, in amounts that exceed federally insured limits. The Company did not hold any short-term investments as of September 30, 2020. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

	Nine Months Ended
	September 30, 2020	September 30, 2019
Options to purchase ordinary shares	1,147,490	1,150,439
Unvested restricted ordinary shares	—	8,542
Unvested restricted share units	—	31,367
Unvested performance restricted share units	1,042,000	50,000
Warrants	3,636,229	19,890
Total	5,825,719	1,260,238

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

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expenses	2020	2019	2020	2019
Ireland	$4,859	$28,309	$19,931	$70,006
U.S.	1,476	2,690	7,551	8,874
Total	$6,335	$30,999	$27,482	$78,880

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	September 30, 2020	December 31, 2019
Ireland	$11,041	$10,936
U.S.	3,104	3,037
Total	$14,145	$13,973

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

Ordinary Share Warrants

The Company accounts for ordinary share warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), provided that such warrants are indexed to the Company's own shares is classified as equity. The Company's June 3 Offering and June 30 Offering contain freestanding derivatives which satisfy the criteria for classification as equity instruments as the warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company's own stock. The Company assesses classification of its ordinary share warrants at each reporting date to determine whether the instruments still qualify for the scope exception under ASC 815.

Income Taxes

The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

enacted by the 2017 Tax Act. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the nine months ended September 30, 2020, or to the Company’s net deferred tax assets as of September 30, 2020.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020, and did not have a material impact on the Company’s disclosures.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

September 30, 2020
Assets	Total	Level 1	Level 2	Level 3
Other asset – advance payment to supplier	$3,919	—	—	3,919

December 31, 2019
Assets	Total	Level 1	Level 2	Level 3
Other asset – advance payment to supplier	$3,884	—	—	3,884

The other asset above relates to advance payments made to a supplier that were recorded at fair value using DCF analysis as of September 30, 2020 and December 31, 2019. The fair value measurements of these advance payments were determined based on significant unobservable inputs, including discount rates of 21% and 15%, as of September 30, 2020 and December 31, 2019, respectively, and the expected time to recovery of the payment. Changes to the inputs described above are not expected to have a material impact on the Company’s financial position and results of operations in any given period.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following table presents information about the Company’s debt, Exchangeable Notes, Derivative liability and RLNs. The Company’s long-term debt were carried at amortized cost on the condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

September 30, 2020	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$6,084	$6,084	—	6,084	—
Long-term debt, less current portion	3,757	3,541	—	3,541	—
Exchangeable Notes
Long-term exchangeable note	17,896	30,027	—	30,027	—
Derivative liability - exchange option and change of control	26,097	26,097	—	—	26,097
Revenue Futures
Current portion of royalty linked notes	74	74	—	—	74
Long-term royalty linked notes, less current portion	12,492	15,708	—	—	15,708
Total	$66,400	$81,531	—	39,652	41,879

December 31, 2019	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$5,800	$5,800	—	5,800	—
Long-term debt, less current portion	7,625	7,213	—	7,213	—
Total	$13,425	$13,013	—	13,013	—

The book value of the current portion of long-term debt approximates its fair value due to the short-term nature of the balance. The fair value of long-term debt, less current portion were determined using DCF analysis using quoted market interest rates, without consideration of transaction costs, which represents a Level 2 basis of fair value measurement. The counterparty to the long-term debt is a major international financial institution.

The fair value of long-term Exchangeable Notes were determined using DCF analysis using the fixed interest rate outlined in the Exchangeable Note indenture, without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of September 30, 2020 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 8 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 9 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium are presented as a Derivative liability. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), which exchange rate was adjusted to 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Note (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020 and is subject to further adjustment pursuant to the terms of the indenture governing the Exchangeable Notes. The Derivative liability, representing the exchange option and change of control premium, was recorded at a fair value of $27,038 upon issuance of the Exchangeable Notes under the Private Placement and is subsequently remeasured to fair value at the end of each reporting period. The fair value of the exchange option at September 30, 2020 amounted to $12,791.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Note indenture, the Company will be required to pay the holder of the Exchangeable Notes the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The Derivative liability, representing the change of control feature, was recorded at a fair value of $13,306 at September 30, 2020.

The fair value of each component of the Derivative liability was determined using a valuation technique applying DCF analysis or Black-Scholes in combination with binomial lattice models, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of September 30, 2020 include the

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

indenture terms of the Exchangeable Notes, the Company’s share price at the exchange date, the expected annual volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a fundamental change pursuant to the terms of the Exchangeable Notes indenture, and a risk-adjusted discount rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's Derivative liability for the nine months ended September 30, 2020

Balance at December 31, 2019	$—
Initial fair value upon issuance of the Exchangeable Notes in the Private Placement	27,038
Fair value added upon issuance of Exchangeable Notes in the Rights Offering	82
Adjustment to fair value	(1,023)
Balance at September 30, 2020	$26,097

The following summary table shows the assumptions used in the Black-Scholes and binomial lattice pricing models to estimate the fair value of the exchange option:

	September 30, 2020	January 21, 2020 (Issuance Date)
Expected term in years	4.30	4.98
Volatility	120%	80%
Risk-free interest rate	0.28%	1.57%
Dividend rate	0%	0%
Discount rate	21%	21%

The significant assumptions used in the DCF model, to estimate the fair value of the change of control feature at September 30, 2020, were a discount rate of 21% and management’s assumption regarding the probability of a fundamental change pursuant to the terms of the Exchangeable Notes indenture.

 The RLN liability is carried at amortized cost on the condensed consolidated balance sheet as of September 30, 2020 (see Note 9 – Royalty-Linked Notes). The book value of the current portion of the RLN liability approximates its fair value due to the short-term nature of the balance. The total fair value of $15,782 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the indenture terms of the RLNs, the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 21%. The book value of the current portion of the RLN liability approximates its fair value due to the short-term nature of the balance. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2020	December 31, 2019
Short-term deposits	1,334	1,139
Prepaid research and development expenses	734	1,679
Deferred financing expenses (1)	—	2,339
Research and development tax credit receivable	720	1,036
Prepaid insurance	397	569
Value added tax receivable	37	68
Other prepaid assets	207	57
Total	$3,429	$6,887

(1) See Notes 8 and 9 to the condensed consolidated financial statements for further details on movements in deferred financing expenses.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

5. Property and Equipment

Property and equipment and related accumulated depreciation are as follows:

	September 30, 2020	December 31, 2019
Leasehold improvements	$592	$592
Furniture and fixtures	120	120
Laboratory equipment	86	81
Computer equipment	138	132
	936	925
Less: accumulated depreciation	(475)	(353)
	$461	$572

Depreciation expense was $122 for the nine months ended September 30, 2020 and $152 for the year ended December 31, 2019.

6. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have terms which range from four to 19 years, and generally include one or more options to terminate or renew. The termination options can reduce the lease term for periods ranging from two to 10 years, however the remaining lease terms do not represent these early termination dates as management have concluded that it is reasonably certain that the Company will not exercise these options. The renewal terms can extend the lease term for additional periods ranging from three to five years. These renewal options are represented in the remaining lease term as management have concluded that it is reasonably certain that the Company will exercise the renewal option. In September 2020, the Company entered into a sublease agreement for commercial property. This sublease has a term of three years. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $736 and $760 of operating lease costs for right-of-use assets during the nine months ended September 30, 2020 and 2019, respectively. The Company recognized $26 of sublease income during the nine months ended September 30, 2020. The Company was not party to any sublease agreement during the nine months ended September 30, 2019.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for operating lease liabilities	$97	$65	$683	$498
Right-of-use assets obtained in exchange for new operating lease obligation	—	—	—	7,622

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term	12.0 years	12.5 years
Weighted-average discount rate	7.5%	7.6%

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	September 30, 2020	December 31, 2019
Other assets	$6,738	$7,144

Other current liabilities	$723	$580
Other liabilities	6,532	6,748
Total lease liabilities	$7,255	$7,328

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2020 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended September 30,
2021	$1,216
2022	1,057
2023	1,065
2024	1,069
2025	1,031
Thereafter	5,084
$10,522
Less imputed interest	(3,267)
Total lease liabilities	$7,255

7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
Accrued clinical trial costs	$660	$9,866
Accrued payroll and bonus expenses	553	1,207
Accrued manufacturing expenses	137	136
Accrued other expenses	879	1,249
Total	$2,229	$12,458

8. Debt

Secured Credit Facility

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Borrowers), entered into a loan and security agreement (Loan and Security Agreement) with SVB pursuant to which SVB agreed to lend the Borrowers up to $30,000 in two term loans. $15,000 of the secured credit facility was funded on closing. A second draw of up to $15,000 was available to the Company through October 31, 2019, upon satisfaction of either of the following: (i) the achievement by the Company of both non-inferiority and superiority primary endpoints from its Phase 3 uncomplicated urinary tract infection (uUTI) trial, as well as reporting satisfactory safety data from the trial, or (ii) the achievement of non-inferiority primary endpoints from both its Phase 3 uUTI and complicated urinary tract infection (cUTI) trials, as well as reporting satisfactory safety data from the trials. A non-utilization fee of 1.50% of the aggregate undrawn principal amount was to apply if the Company satisfied the above conditions but chose not to draw down the second term loan. The Company did not satisfy the conditions for the second draw above before the deadline of October 31, 2019.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $4,655 were made during the nine months ended September 30, 2020. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $630, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

In connection with the initial $15,000 draw, the Company issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon the Company’s initial public offering (IPO)) at an exercise price of $18.85 per share. If the second term loan had been drawn down, each of SVB and LSF would have been automatically entitled to purchase additional ordinary shares in an aggregate amount equal to 2.50% of the second term loan divided by the applicable exercise price.

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 12.51% as of September 30, 2020. The Company recognized $1,091 and $1,310 of interest expense related to the loan agreement during the nine months ended September 30, 2020 and 2019, respectively, including $324 and $243 related to the accretion of the debt discounts and deferred financing costs during the nine months ended September 30, 2020 and 2019, respectively.

In connection with the Private Placement, Iterum Bermuda was joined as a party to the Loan and Security Agreement as a borrower and the Loan and Security Agreement was amended on January 16, 2020 to, among other things, modify the definition of subordinated debt to include the RLNs and Exchangeable Notes.

2025 Exchangeable Notes

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold approximately $0.2 million aggregate principal amount of 6.500% Exchangeable Notes and $0.02 million aggregate principal amount of RLNs, to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), which exchange rate was adjusted to 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Note (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020 and is subject to further adjustment pursuant to the terms of the indenture governing the Exchangeable Notes. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date.

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

The Company evaluates its debt and equity issuances to determine if those contracts, or embedded components of those contracts, qualify as derivatives under ASC 815-15, Derivatives and Hedging, requiring separate recognition in the Company’s financial statements. The Company evaluated the accounting for the issuance of the Exchangeable Notes and concluded that the embedded exchange option and change of control feature are considered a Derivative liability under ASC 815-15 requiring bifurcation, from the Exchangeable Notes, as it does not qualify for the scope exceptions for contracts in an entity’s own equity given the terms of the Exchangeable Notes. The exchange option and change of control feature are accounted for as a Derivative liability, under ASC 815-15, and are required to be separated and recorded as a single liability, which is revalued each reporting period with the

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

resulting change in fair value reflected in other (expense) / income, net, in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the Derivative liability at January 21, 2020 was $27,038, and the fair value of the Derivative liability related to the Rights Offering was $82,both of which were recorded as a reduction to the book value of the host debt contract. This debt discount is being amortized to interest expense over the term of the debt using the effective interest method. Transaction costs amounting to $2,815 were allocated to the exchange option. These costs are reflected in financing transaction costs in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2020. Transaction costs amounting to $2,814 were allocated to the debt host and capitalized in the host debt book value.

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

The Company recognized $860 and $2,339 of interest expense related to the Exchangeable Notes during the three and nine months ended September 30, 2020 and $2,062 and $5,665 related to the amortization of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2020. These amounts are recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020. The balance of the Exchangeable Notes as of September 30, 2020 is as follows:

	September 30, 2020
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $1 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$2,338
September 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $1 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$220	$1

2025 Exchangeable Notes	51,808	2,339
Unamortized discount and debt issuance costs	(36,251)	—
2025 Exchangeable Notes, net	$15,557	$2,339

Payment Protection Program

On April 3, 2020, the SBA launched the Program following the signing of the CARES Act on March 27, 2020. On April 30, 2020, the Borrower entered into the PPP loan with the Lender under the Program, pursuant to the Company receiving a PPP loan of approximately $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company until after the Deferral Period. Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan on the last day of the Deferral Period by the maturity date. Under the terms of the Program, the SBA will forgive the portion of loan proceeds used for U.S. payroll costs and other designated operating expenses for up to 24 weeks, provided at least 60% of the loan proceeds are used for U.S. payroll costs. The Company incurred qualifying payroll costs and other operating expenses in the 24 weeks following April 30, 2020, and has requested forgiveness for a portion of the PPP loan from the Lender. The Company recognized $1 and $3 of interest expense related to the loan agreement during the three and nine months ended September 30, 2020. Any forgiveness of the PPP loan will be made in accordance with SBA requirements and subject to approval by SVB. No assurance is provided that the Company will obtain forgiveness in whole or in part.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 9 – Royalty-Linked Notes), as of September 30, 2020, for the following five fiscal years and thereafter were as follows:

Year Ending September 30, (unaudited)
2021	$6,300
2022	3,755
2023	—
2024	—
2025	51,808
Thereafter	104
Total	$61,967

9. Royalty-Linked Notes

Liability Related to Sale of Future Royalties

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. On September 8, 2020, as part of the Rights Offering, the Company issued 11,000 RLNs to existing shareholders. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company receives FDA approval for one or more specified sulopenem products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN, has not been paid as of the end date on December 31, 2045 (or December 31, 2025, in the event that the Company has not yet received FDA approval with respect to one or more specified sulopenem products by such date), Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the indenture governing the RLNs (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note).  The RLNs will be redeemable at the Company’s option, subject to the terms of the indenture governing the RLNs (RLN Indenture).

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

The note proceeds from both the Private Placement and subsequent Rights Offering were allocated based on the relative fair value of the debt instrument, less transactions costs amounting to $1,239, as debt discounts. The Company imputes interest on the amortized cost of the liability using an estimated effective interest rate of 31.1% as of September 30, 2020. Payments to the noteholders in each period, related to future sales of sulopenem, would offset the liability. The Company periodically assesses the revenue forecasts of the specified sulopenem products and the related payments, and to the extent such payments are greater or less than the initial estimate, the Company adjusts the amortization of the liability and interest rate, to ensure the liability is fully amortized on fulfilment of the agreement.

The Company recognized $636 and $1,525 of interest expense related to the RLNs, in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020, respectively, related to the accretion of the debt discounts and deferred financing costs. These amounts are recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020. The balance of the RLNs as of September 30, 2020 is as follows:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

September 30, 2020
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	1,525
Total liability related to the sale of future royalties at September 30, 2020	$12,566
Current Portion	74
Long-term Portion	$12,492

10. Shareholders’ Equity / (Deficit)

The following tables present a reconciliation of the Company’s beginning and ending balances in shareholders’ equity / (deficit) for the nine months ended September 30, 2020 and 2019:

Total Shareholders' Deficit
Shareholders' deficit at January 1, 2020	$(26,238)
Share-based compensation expense	2,633
Issuance of ordinary shares, net	5,326
Issuance of warrants	3,196
Net loss	(40,820)
Shareholders' deficit at September 30, 2020	$(55,903)

Total Shareholders' Equity / (Deficit)
Shareholders' equity at January 1, 2019	$71,622
Issuance of ordinary shares	3,037
Exercise of share options	60
Share-based compensation expense	1,674
Net loss	(79,489)
Shareholders' deficit at September 30, 2019	$(3,096)

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

On July 15, 2019, the Company elected that the supplier subscribe for 17,222 ordinary shares for an aggregate subscription price of $0.11 million (the July Subscription Monies) upon receipt by ITIL of valid invoices up to that amount from the supplier.  On that date, the Company, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $0.11 million (€0.10 million) to the Company in satisfaction of the supplier’s obligation to pay the July Subscription Monies to the Company and ITIL’s obligation to pay the invoiced amount to the supplier.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

On August 17, 2019, the Company elected that the supplier subscribe for 245,493 ordinary shares for an aggregate subscription price of $1.67 million (the August Subscription Monies) upon receipt by ITIL of valid invoices up to that amount from the supplier. On that date, the Company, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.67 million (€1.50 million) to the Company in satisfaction of the supplier’s obligation to pay the August Subscription Monies to the Company and ITIL’s obligation to pay the invoiced amount to the supplier.

On September 30, 2019, the Company elected that the supplier subscribe for 199,056 ordinary shares for an aggregate subscription price of $1.26 million (the September Subscription Monies) upon receipt by ITIL of valid invoices up to that amount from the supplier. On that date, the Company, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.26 million (€1.15 million) to the Company in satisfaction of the supplier’s obligation to pay the September Subscription Monies to the Company and ITIL’s obligation to pay the invoiced amount to the supplier.

On June 3, 2020, the Company entered into the June 3 SPA with the June 3 Purchasers pursuant to which the Company issued and sold, in the June 3 Offering, an aggregate of 2,971,770 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.6825, for aggregate gross proceeds to the Company of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by the Company. The closing date of the June 3 Offering was June 5, 2020.

On June 30, 2020, the Company entered into the June 30 SPA with the June 30 Purchasers pursuant to which the Company issued and sold, in the June 30 Offering, an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to the Company of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by the Company. The closing date of the June 30 Offering was July 2, 2020.  The Company offered the ordinary shares in the June 3 Offering and June 30 Offering pursuant to its universal shelf registration statement on Form S-3.

On October 27, 2020, the Company completed the October Offering in which it sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants.  The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Aggregate gross proceeds to the Company from the October Offering were approximately $17.4 million and net proceeds were approximately $15.3 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

At the Company’s annual general meeting of shareholders on June 10, 2020, the Company’s shareholders approved an increase of 100,000,000 ordinary shares to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 150,000,000 ordinary shares of $0.01 par value each as of September 30, 2020. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares have no automatic preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

Warrants to purchase Ordinary Shares

In connection with the initial drawdown of the SVB Secured Credit Facility, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon the Company’s IPO) at an exercise price of $18.85 per share.

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

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants were valued at issuance using the Black-Scholes option pricing model with the following assumptions:

July 02, 2020
Volatility	120%
Expected term in years	2.50 - 2.75
Dividend rate	0%
Risk-free interest rate	0.47%
Share price	$1.19
Fair value of warrants issued	$0.69 -$0.78

On October 27, 2020, the Company completed the October Offering in which it sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants.  The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of October 31, 2020, pre-funded warrants to purchase 6,284,615 ordinary shares had been exercised for net proceeds of $0.06 million. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025.

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of September 30, 2020. The Directors are authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights.

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

On June 10, 2020, at the Company’s annual general meeting of shareholders, the shareholders approved and adopted an amended and restated 2018 Plan which, among other things includes an increase of 2,250,000 ordinary shares in the number of ordinary shares reserved for issuance under the 2018 Plan.

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

Restricted ordinary shares were fully vested as of December 31, 2019 and there was no restricted ordinary share activity for the nine months ended September 30, 2020.

The Company recorded share-based compensation expense for the restricted ordinary shares based on the grant date fair value. The Company recorded an expense of $247 for the nine months ended September 30, 2019. Total unamortized compensation expense related to restricted ordinary shares was $13 as of September 30, 2019 recognized over a weighted average period of 0.04 years as of September 30, 2019.

Share Options

The Company granted 64,840 and 512,178 share options to employees and directors during the nine months ended September 30, 2020 and 2019, respectively, under the 2018 Plan. There were 420,783 and 880,529 unvested employee options outstanding as of September 30, 2020 and September 30, 2019, respectively. Total expense recognized related to employee share options was $922 and $1,019 for the nine months ended September 30, 2020 and 2019, respectively. Total unamortized compensation expense related to employee share options was $1,722 and $3,711 as of September 30, 2020 and September 30, 2019, respectively, which is expected to be recognized over a remaining average vesting period of 1.81 years and 2.84 years as of September 30, 2020 and September 30, 2019, respectively.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Nine Months Ended September 30,
	2020	2019
Volatility	90.3% - 99.5%	68.9% - 70.2%
Expected term in years	5.5 - 6.25	5.5 - 6.25
Dividend rate	0%	0%
Risk-free interest rate	0.18% - 0.78%	1.96% - 2.57%
Share price	$1.68 - $2.03	$5.80 - $6.80
Fair value of option on grant date	$1.27 - $1.52	$3.74 - $4.41

The following table summarizes the number of options outstanding and the weighted-average exercise price as of September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2019	1,150,270	$7.92	8.59	$254
Granted	64,840	1.69
Exercised	—
Forfeited	(42,438)	8.00
Expired	(25,182)	8.33
Options outstanding September 30, 2020	1,147,490	7.56	6.48	—
Exercisable at September 30, 2020 (unaudited)	726,707	7.94	5.45	—

Restricted share units (RSUs)

No RSUs were granted to directors during the nine months ended September 30, 2020. The Company granted 31,367 RSUs to directors during the nine months ended September 30, 2019.

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2019	31,367	$7.01
Granted	—
Shares vested	(25,664)	7.01
Forfeited	(5,703)	7.01
RSUs outstanding September 30, 2020	—

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors. Total expense recognized related to the RSUs was $63 and $257 for the nine months ended September 30, 2020 and 2019, respectively. All RSUs were fully vested as of nine months ended September 30, 2020. Total unamortized compensation expense related to RSUs was $154 as of September 30, 2019, which was recognized over a remaining average vesting period of 0.70 years as of September 30, 2019.

The Company awarded 1,079,000 and 50,000 RSUs to certain employees during the nine months ended September 30, 2020 and 2019, respectively, which are subject to certain performance-based vesting conditions (Performance RSUs). None were awarded in the three months ended September 30, 2020 and 2019.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The table below shows the number of Performance RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the Performance RSUs outstanding as of September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Performance RSUs outstanding December 31, 2019	50,000	$8.21
Granted	1,079,000	2.04
Shares vested	—
Forfeited	(87,000)	2.89
Performance RSUs outstanding September 30, 2020	1,042,000	2.08

The weighted average grant date fair values of Performance RSUs with a market condition were determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed evenly over the vesting period. Total expense recognized related to Performance RSUs was $1,648 and $151 for the nine months ended September 30, 2020 and 2019, respectively. Total unamortized compensation expense related to Performance RSUs was $381 and $259 as of September 30, 2020 and September 30, 2019, respectively, which is expected to be recognized over a remaining average vesting period of 0.42 years and 1.06 years as of September 30, 2020 and September 30, 2019, respectively.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Research and development expense	$292	$189	$872	$548
General and administrative expense	558	372	1,761	1,126

There was a total of $2,103 and $4,137 unamortized share-based compensation expense for restricted ordinary shares, options, restricted share units and Performance RSUs as of September 30, 2020 and September 30, 2019, respectively, which is expected to be recognized over a remaining average vesting period of 0.65 years and 2.66 years as of September 30, 2020 and September 30, 2019, respectively.

12. Income Taxes

In accordance with the FASB ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the nine months ended September 30, 2020 and 2019, the Company recorded an income tax expense of $719 and $395, respectively. For the three months ended September 30, 2020 and 2019, the Company recorded an income tax expense of $420 and $104, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of September 30, 2020 and December 31, 2019, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $29,879 and $26,195, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

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

Royalty-Linked Notes

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. On September 8, 2020, as part of the Rights Offering, the Company issued 11,000 RLNs to existing shareholders. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company receives FDA approval for one or more specified sulopenem products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN, has not been paid as of the end date on December 31, 2045 (or December 31, 2025, in the event that the Company has not yet received FDA approval with respect to one or more specified sulopenem products by such date), Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the indenture governing the RLNs (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note).  The RLNs will be redeemable at the Company’s option, subject to the terms of the RLN Indenture.

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

14. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold approximately $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold approximately $0.2 million aggregate principal amount of Exchangeable Notes and $0.02 million aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

15. Subsequent Events

On October 27, 2020, the Company completed the October Offering in which it sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per Share and Warrant and $0.64 per Pre-Funded Warrant and Warrant.  The Company’s net proceeds from the October Offering, after deducting placement agent fees and other estimated offering expenses payable by the Company, were approximately $15.3 million.

The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of October 31, 2020, pre-funded warrants to purchase 6,284,615 ordinary shares had been exercised for net proceeds of $0.06 million.

In connection with the October Offering, the Company entered into a Purchase Agreement on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of the Company, termination rights of the parties, and certain indemnification obligations of the Company and ongoing covenants of the Company, including a prohibition on issuance of ordinary shares or securities convertible or exchangeable into ordinary shares by the Company for a period of 45 days after the closing of the October Offering and a prohibition on the Company entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions.

Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October 27 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025.

Following the October Offering, the exchange rate of the Exchangeable Notes increased and the exchange price of the Exchangeable Notes adjusted from the previous exchange price of $1.00 per ordinary share (at the exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes) to $0.7775 per ordinary share (at an adjusted exchange rate of 1,286.1845 shares per $1,000 of principal and interest on the Exchangeable Notes), effective as of November 2, 2020.

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

Overview

We are a pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have also successfully developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to herein as oral sulopenem. We believe that sulopenem and oral sulopenem have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones.

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit.  The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application, or NDA, meeting in September 2020 and previous correspondence with the FDA, we plan to proceed with an NDA submission for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020.

On May 30, 2018 we completed an initial public offering (IPO) of our ordinary shares, and issued and sold 6,150,000 ordinary shares at a public offering price of $13.00 per share, resulting in net proceeds of $71.8 million after deducting underwriting discounts and commissions and offering costs payable by us. On June 26, 2018, we issued and sold an additional 200,000 ordinary shares at the IPO price of $13.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional ordinary shares, resulting in additional net proceeds of $2.4 million after deducting underwriting discounts and commissions and offering costs payable by us. Aggregate net proceeds from the IPO totalled $74.2 million after deducting underwriting discounts and commissions and offering costs payable by us.

On July 5, 2019, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC), which was declared effective on July 16, 2019 (File No. 333-232569), and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine.

On January 21, 2020, we completed a private placement pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities) to a group of accredited investors (the Private Placement). On September 8, 2020, we completed a rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Bermuda, issued and sold approximately $0.2 million aggregate principal amount of 6.500% Exchangeable Notes and $0.02 million aggregate principal amount of RLNs to existing shareholders. The Securities were sold in units (the Units) with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), which exchange rate was adjusted to 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Note (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020 and is subject to further adjustment pursuant to the terms of the indenture governing the Exchangeable Notes. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs. Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units in both the Private Placement and Rights Offering of approximately $44.7 million, after deducting placement agent fees and offering expenses.

In April 2020, we began deferring payment on our share of U.S. payroll taxes owed, as allowed by the Coronavirus Aid Relief and Economic Security Act (CARES Act) through December 31, 2020. We are able to defer half of our share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

On April 3, 2020 the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into a note (PPP loan) with Silicon Valley Bank (SVB) (the Lender) under the Program, pursuant to the Borrower receiving a PPP loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by us until the later of the date the SBA remits the forgiveness amount to the Borrower or 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan on the last day of the Deferral Period by the maturity date. Under the terms of the Program, the SBA will forgive the portion of loan proceeds used for U.S. payroll costs and other designated operating expenses for up to 24 weeks, provided at least 60% of the loan proceeds are used for U.S. payroll costs. We incurred qualifying payroll costs and other operating expenses in the 24 weeks following April 30, 2020 such that we have requested forgiveness for a portion of the PPP loan from the Lender. Any forgiveness of the PPP loan will be made in accordance with SBA requirements and subject to approval by SVB. No assurance is provided we will obtain forgiveness in whole or in part.

On June 3, 2020, we entered into a Securities Purchase Agreement (June 3 SPA) with certain institutional investors (the June 3 Purchasers) pursuant to which we issued and sold, in a registered direct offering (the June 3 Offering), an aggregate of 2,971,770 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.6825, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. We offered the ordinary shares in the June 3 Offering pursuant to our universal shelf registration statement on Form S-3.  Pursuant to the June 3 SPA, in a concurrent private placement, we issued and sold to the June 3 Purchasers warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. The closing date of the June 3 Offering was June 5, 2020. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3 SPA, were issued to designees of the placement agent on closing of the June 3 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $2.1031 per ordinary share, and will expire on June 3, 2025.

On June 30, 2020, we entered into a securities purchase agreement (June 30 SPA) with certain institutional investors (the June 30 Purchasers) pursuant to which we issued and sold in a registered direct offering (the June 30 Offering) an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. We offered the ordinary shares in the June 30 Offering pursuant to our universal shelf registration statement on Form S-3. Pursuant to the June 30 SPA, in a concurrent private placement, we issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing the warrants were exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The June 30 Offering closed on July 2, 2020. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share, and will expire on June 30, 2025.

On October 27, 2020, we completed a registered public offering (the October Offering) in which we sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Our net proceeds from the October Offering, after deducting placement agent fees and other estimated offering expenses payable by us, were approximately $15.3 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of October 31, 2020, pre-funded warrants to purchase 6,284,615 ordinary shares had been exercised for net proceeds of $0.06 million. In connection with the October Offering, we entered into a Securities Purchase Agreement (the Purchase Agreement) on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours and ongoing covenants of ours, including a prohibition on issuance of ordinary shares or securities convertible or exchangeable into ordinary shares by us for a period of 45 days after the closing of the October Offering and a prohibition us entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our products. As of September 30, 2020, we had an accumulated deficit of $275.7 million. We expect to continue to incur significant expenses for the foreseeable future as we seek regulatory approval and engage in market preparation and pre-commercialization activities. In addition, if we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and undertake commercialization activities, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We are currently evaluating our commercialization strategy in the United States and other territories. We may also incur expenses in connection with the establishment of additional sources for the manufacture of sulopenem tablets and IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of September 30, 2020, we had cash, cash equivalents and restricted cash of $8.7 million. We estimate that the net proceeds of approximately $15.3 million from the October Offering, together with our cash and cash equivalents as of September 30, 2020, should be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2021, including our planned NDA submission for oral sulopenem for the treatment of uUTI in patients with quinolone non-susceptible pathogens and the potential FDA acceptance of such NDA submission, into the anticipated FDA review period of such NDA submission. We could deplete our capital resources sooner than expected. We have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties. For example, this estimate assumes, among other things, the continuation of regular monthly amortization payments of the principal amount outstanding under our credit facility with SVB and that the balance of the principal amount does not become due and payable until the maturity date of March 1, 2022. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our planned research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In light of our limited cash resources, we are evaluating our corporate, organizational, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders while prudently managing our resources. These alternatives could potentially include the licensing, sale or divestiture of our assets or proprietary technologies, a sale of our company, a merger or other business combination, another strategic transaction involving us, restructuring activities, winding down of operations, dissolving and liquidating assets or seeking protection under bankruptcy laws. The evaluation of corporate, organizational, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of oral sulopenem or sulopenem in the near future. If our development efforts for our sulopenem program are successful and result in regulatory approval and/or license agreements with third parties, we may generate revenue in the future from product sales. To date, all of our revenue has been derived from our Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) award. We expect that our revenue for the foreseeable future will be derived primarily from payments under government awards that we may enter into in the future. In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The CARB-X award was structured as a cost reimbursement arrangement and was recognized over a period of 20 months from August 2017 to March 2019.

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

•	manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;
•	employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in research and development functions;
•	costs related to compliance with regulatory requirements, including the preparation and support of regulatory filings;
•	facilities costs, depreciation and other expenses, which include rent under operating lease agreements and utilities; and
•	payments made in cash, equity securities or other forms of consideration under third-party licensing agreements.

We expense research and development costs as incurred. Advance payments we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers.

Research and development activities are central to our business model. Product candidates in advanced stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, our research and development expenses increased substantially throughout 2019 as we substantially completed the Phase 3 clinical trials for our sulopenem program, increased personnel costs, including share-based compensation, conducted other clinical trials and prepared for potential regulatory filings for oral sulopenem and sulopenem.

The successful development and commercialization of oral sulopenem and/or sulopenem is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of our sulopenem program or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the impact of the COVID-19 pandemic on the economy and our business generally including commercialization of any future products;
•	the scope, progress, outcome and costs of our clinical trials and other research and development activities;
•	successful patient enrollment in, and the initiation and completion of, clinical trials;
•	our ability to apply for regulatory approval and the timing or likelihood of any such filings and approvals;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	development and timely delivery of commercial drug formulations (i) that can be used in our clinical trials and (ii) that are available for commercial launch;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the product candidates following approval.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial; however, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin, driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin.

However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we plan to proceed with an NDA submission in the fourth quarter of 2020 for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates.

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

If and when we believe regulatory approval of oral sulopenem and/or sulopenem appears likely, we anticipate an increase in payroll and expenses as a result of our preparation for commercial operations.

Interest Expense, Net

Interest expense, net consists of interest incurred and amortization of debt costs on our loan from SVB, interest incurred on our PPP loan, interest accrued and amortization of debt costs with respect to the Exchangeable Notes and RLNs and interest earned on our cash and cash equivalents, which are generally invested in money market accounts. Interest on the Exchangeable Notes is not payable until maturity of the instrument unless exchanged prior to maturity in accordance with the terms of the indenture governing the Exchangeable Notes at which time any accrued and unpaid interest becomes due and payable.

Financing Transaction Costs

Financing transaction costs consist of the portion of transaction costs incurred in relation to the Private Placement and the Rights Offering allocated to derivative liabilities (the Derivative liability).

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our operating losses for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended
	September 30,
	2020	2019	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	(3,937)	(28,066)	24,129
General and administrative	(2,398)	(2,933)	535
Total operating expenses	$(6,335)	$(30,999)	$24,664
Operating loss	(6,335)	(30,999)	24,664

Research and Development Expenses (in thousands)

	Three Months Ended
	September 30,
	2020	2019	Change
CRO and other preclinical and clinical trial expenses	$1,885	$24,401	$(22,516)
Consulting fees	944	891	53
Chemistry, manufacturing and control (CMC) related expenses	650	1,128	(478)
Personnel related (including share-based compensation)	458	1,646	(1,188)
Total research and development expenses	$3,937	$28,066	$(24,129)

The decrease in CRO and other preclinical and clinical trial expenses of $22.5 million was primarily due to a decrease in costs incurred related to our three Phase 3 clinical trials, which completed enrollment in the second half of 2019. The increase in consulting fees of $0.1 million was primarily due to an increase in consultants used for preparation of our planned NDA filing in the fourth quarter of 2020 partially offset by a decrease in consultants used in relation to our Phase 3 clinical trials. CMC related expenses decreased by $0.5 million primarily as a result of the completion of active pharmaceutical ingredient (API) process validation by our primary supplier in 2019. Personnel related costs decreased by $1.2 million primarily as a result of a reduction in headcount in our CMC and clinical functions. Personnel related costs for the three months ended September 30, 2020 and 2019 included share-based compensation expense of $0.3 million and $0.2 million, respectively.

General and Administrative Expenses (in thousands)

	Three Months Ended
	September 30,
	2020	2019	Change
Personnel related (including share-based compensation)	$1,223	$1,372	$(149)
Facility related and other	710	868	(158)
Professional and consulting fees	465	693	(228)
Total general and administrative expenses	$2,398	$2,933	$(535)

Personnel related costs decreased by $0.1 million primarily as a result of a decrease in headcount partially offset by an increase in share-based compensation for employees in our general and administrative and commercial functions. Personnel related costs for the three months ended September 30, 2020 and 2019 included share-based compensation expense of $0.5 million and $0.3 million, respectively. Facility related and other costs decreased by $0.2 million primarily as a result of a decrease in directors’ share-based compensation. Facility related costs for the three months ended September 30, 2020 and 2019 included share-based compensation expense of $0.0 million and $0.1 million, respectively, for directors. Professional and consulting fees decreased by $0.2 million as a result of a decrease in consultants used for pre-commercialization activities partially offset by increased legal fees.

The following table summarizes our total other (expense) / income for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended
	September 30,
	2020	2019	Change
Interest expense, net	$(4,183)	$(216)	$(3,967)
Financing transaction costs	(685)	—	(685)
Adjustments to fair value of derivatives	(644)	—	(644)
Other (expense) / income, net	68	48	20
Total other (expense) / income	$(5,444)	$(168)	$(5,276)

Interest Expense, Net

Interest expense, net increased by $4.0 million for the three months ended September 30, 2020 as compared to the prior year period primarily as a result of our recognition of $0.9 million of interest expense related to the interest accruing on our Exchangeable Notes and $2.7 million related to amortization of the debt discounts and deferred financing costs relating to the Exchangeable Notes and RLNs.

Financing Transaction Costs

Financing transaction costs allocated to the Derivative liability and related to the Rights Offering were $0.7 million for the three months ended September 30, 2020. No such expenses were incurred during the three months ended September 30, 2019.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $0.6 million for the three months ended September 30, 2020. No derivative liabilities were recorded in the three months ended September 30, 2019.

Other (Expense) / Income, Net

          Other (expense) / income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our operating losses for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Change
Revenue	$—	$37	$(37)
Operating expenses:
Research and development	(18,723)	(69,892)	51,169
General and administrative	(8,759)	(8,988)	229
Total operating expenses	$(27,482)	$(78,880)	$51,398
Operating loss	(27,482)	(78,843)	51,361

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The funds were receivable as we incurred qualifying expenses over a 20-month period from August 2017 to March 31, 2019. During the nine months ended September 30, 2019, we recognized $0.0 million of revenue under this award.

Research and Development Expenses (in thousands)

	Nine Months Ended
	September 30,
	2020	2019	Change
CRO and other preclinical and clinical trial expenses	$9,387	$55,721	$(46,334)
Personnel related (including share-based compensation)	4,395	5,647	(1,252)
Consulting fees	2,555	2,372	183
Chemistry, manufacturing and control (CMC) related expenses	2,386	6,152	(3,766)
Total research and development expenses	$18,723	$69,892	$(51,169)

The decrease in CRO and other preclinical and clinical trial expenses of $46.3 million was primarily due to a decrease in costs incurred related to our three Phase 3 clinical trials, which completed enrollment in the second half of 2019. Personnel related costs decreased by $1.3 million primarily as a result of a reduction in headcount in our CMC and clinical functions. Personnel related costs for the nine months ended September 30, 2020 and 2019 included share-based compensation expense of $0.9 million and $0.5 million, respectively. The increase in consulting fees of $0.2 million was primarily due to an increase in consultants used for preparation of our planned NDA filing in the fourth quarter of 2020 partially offset by a decrease in consultants used in relation to our Phase 3 clinical trials. CMC related expenses decreased by $3.8 million primarily as a result of the completion of API process validation by our primary supplier in 2019.

General and Administrative Expenses (in thousands)

	Nine Months Ended
	September 30,
	2020	2019	Change
Personnel related (including share-based compensation)	$4,375	$3,965	$410
Facility related and other	2,377	2,445	(68)
Professional and consulting fees	2,007	2,578	(571)
Total general and administrative expenses	$8,759	$8,988	$(229)

Personnel related costs increased by $0.4 million primarily as a result of an increase in share-based compensation for employees in our general and administrative and commercial functions partially offset by a decrease in headcount. Personnel related costs for the nine months ended September 30, 2020 and 2019 included share-based compensation expense of $1.6 million and $0.8 million, respectively. Facility related and other costs decreased by $0.1 million primarily as a result of a decrease in directors’ share-based compensation. Facility related costs for the nine months ended September 30, 2020 and 2019 included share-based compensation expense of $0.2 million and $0.3 million, respectively, for directors. Professional and consulting fees decreased by $0.6 million as a result of a decrease in consultants used for pre-commercialization activities partially offset by increased legal fees.

The following table summarizes our total other (expense) / income for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Change
Interest expense, net	$(10,854)	$(455)	$(10,399)
Financing transaction costs	(2,815)	—	(2,815)
Adjustments to fair value of derivatives	1,023	—	1,023
Other (expense) / income, net	27	204	(177)
Total other (expense) / income	$(12,619)	$(251)	$(12,368)

Interest Expense, Net

Interest expense, net increased by $10.4 million for the nine months ended September 30, 2020 as compared to the prior year period primarily as a result of our recognition of $2.3 million of interest expense related to the interest accruing on our Exchangeable Notes, $7.2 million related to amortization of the debt discounts and deferred financing costs relating to the Exchangeable Notes and RLNs and a decrease of $0.8 million in interest income.

Financing Transaction Costs

Financing transaction costs allocated to the Derivative liability were $2.8 million for the nine months ended September 30, 2020. No such expenses were incurred during the nine months ended September 30, 2019.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of derivative liabilities were $1.0 million for the nine months ended September 30, 2020. No derivative liabilities were recorded in the nine months ended September 30, 2019.

Other (Expense) / Income, Net

Other (expense) / income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the Private Placement and the Rights Offering pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold approximately $51.8 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through September 30, 2020, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $44.7 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, and combined net proceeds of $8.6 million from the June 3 Offering and the June 30 Offering.

As of September 30, 2020, we had cash, cash equivalents and restricted cash of $8.7 million. In October 2020, we issued and sold, in the October Offering, ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of approximately $17.4 million and net proceeds of approximately $15.3 million after deducting fees payable to the placement agent and other estimated offering expenses payable by us.  As of October 31, 2020, pre-funded warrants to purchase 6,284,615 ordinary shares had been exercised for net proceeds of $0.06 million.

On July 5, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019 (File No. 333-232569), and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine.

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

Secured Credit Facility

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Borrowers), entered into a loan and security agreement (Loan and Security Agreement) with SVB pursuant to which SVB agreed to lend the Borrowers up to $30 million in two term loans. $15 million of the secured credit facility was funded on closing. A second draw of up to $15 million was available to us through October 31, 2019, upon satisfaction of either of the following: (i) our achievement of both non-inferiority and superiority primary endpoints from our Phase 3 uUTI clinical trial, as well as reporting satisfactory safety data from the trial, or (ii) our achievement of non-inferiority primary endpoints from both our Phase 3 uUTI and cUTI clinical trials, as well as reporting satisfactory safety data from the trials. A non-utilization fee of 1.50% of the aggregate undrawn principal amount was to apply if we satisfied the above conditions but chose not to draw down the second term loan. We did not satisfy the conditions for the second draw above before the deadline of October 31, 2019.

Required monthly amortization payments for the initial $15 million draw commenced on November 1, 2019 and total principal repayments of $4.7 million were made during the nine months ended September 30, 2020. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $0.6 million which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold approximately $0.2 million aggregate principal amount of 6.500% Exchangeable Notes and $0.02 million aggregate principal amount of RLNs, to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), which exchange rate was adjusted to 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Note (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020 and is subject to further adjustment pursuant to the terms of the indenture governing the Exchangeable Notes. The Exchangeable Notes will mature on January 31, 2025. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs. Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $44.7 million, after deducting placement agent fees and estimated offering expenses.

Registered Direct Offerings

On June 3, 2020, we entered into the June 3 SPA with the June 3 Purchasers pursuant to which we issued and sold, in the June 3 Offering, an aggregate of 2,971,770 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.6825, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. We offered the ordinary shares in the June 3 Offering pursuant to our universal shelf registration statement on Form S-3.  Pursuant to the June 3 SPA, in a concurrent private placement, we issued and sold to the June 3 Purchasers warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. The closing date of the June 3 Offering was June 5, 2020. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3 SPA, were issued to designees of the placement agent on the closing of the June 3 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $2.1031 per ordinary share, and will expire on June 3, 2025.

On June 30, 2020, we entered into the June 30 SPA with the June 30 Purchasers pursuant to which we issued and sold in the June 30 Offering an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. We offered the ordinary shares in the June 30 Offering pursuant to our universal shelf registration statement on Form S-3.  Pursuant to the June 30 SPA, in a concurrent private placement, we issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants were exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The offering closed on July 2, 2020. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share, and will expire on June 30, 2025.

October Offering

On October 27, 2020, we completed the October Offering in which we sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Our net proceeds from the October Offering, after deducting placement agent fees and other estimated offering expenses payable by us, were approximately $15.3 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of October 31, 2020, pre-funded warrants to purchase 6,284,615 ordinary shares had been exercised for net proceeds of $0.06 million. In connection with the October Offering, we entered into a Purchase Agreement on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours and ongoing covenants of ours, including a prohibition on issuance of ordinary shares or securities convertible or exchangeable into ordinary shares by us for a period of 45 days after the closing of the October Offering and a prohibition on us entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October  Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025.

Payment Protection Program

In April 2020, we began deferring payment on our share of U.S. payroll taxes owed, as allowed by the CARES Act through December 31, 2020. We are able to defer half of our share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

On April 3, 2020 the SBA launched the Program established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, the Borrower, entered into the PPP loan with the Lender under the Program, pursuant to the Borrower receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by us until after the Deferral Period. Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan on the last day of the Deferral Period by the maturity date. Under the terms of the Program, the SBA will forgive the portion of loan proceeds used for U.S. payroll costs and other designated operating expenses for up to 24 weeks, provided at least 60% of the loan proceeds are used for U.S. payroll costs. We incurred qualifying payroll costs and other operating expenses in the 24 weeks following April 30, 2020 such that we have requested forgiveness for a portion of the PPP loan from the Lender. Any forgiveness of the PPP loan will be made in accordance with SBA requirements and subject to approval by the Lender. No assurance is provided that we will obtain forgiveness in whole or in part.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	(45,497)	(58,869)
Net cash (used in) / provided by investing activities	(11)	40,103
Net cash provided by financing activities	49,348	3,097
Effect of exchange rates on cash and cash equivalents	(35)	(29)
Net increase in cash, cash equivalents and restricted cash	$3,805	$(15,698)

Operating Activities

During the nine months ended September 30, 2020, operating activities used $45.5 million of cash, resulting from our net loss of $40.8 million and net cash used by changes in our operating assets and liabilities of $20.3 million, partially offset by net non-cash charges of $12.8 million and financing transaction costs reclassified to financing activities of $2.8 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of decreases in accounts payable and accrued expenses, primarily due to payments made for clinical trial expenses incurred in the fourth quarter of 2019 and lower clinical trial expenses for the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, operating activities used $58.9 million of cash, resulting from our net loss of $79.5 million, partially offset by net cash provided by changes in our operating assets and liabilities of $18.7 million and non-

cash charges of $1.9 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of increases in accounts payable and accrued expenses, primarily due to increases in clinical trial expenses, and a decrease in prepaid expenses and other current assets, largely related to advance payments to CROs, partially offset by an increase in other assets, primarily related to advance payments to a supplier for equipment.

Investing Activities

During the nine months ended September 30, 2020, net cash used by investing activities of $0.0 million was related to purchases of property and equipment. During the nine months ended September 30, 2019, net cash generated by investing activities of $40.1 million was related to sales of short-term investments.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $49.3 million and consisted of net cash proceeds of $44.7 million from the Private Placement and the Rights Offering, net cash proceeds of $8.6 million from the June 3 and June 30 Offerings and $0.7 million from the drawdown of the PPP loan, partially offset by principal repayments of $4.7 million made to SVB under the Loan and Security Agreement. During the nine months ended September 30, 2019, net cash provided by financing activities was $3.1 million and consisted of cash proceeds from the private placement of our ordinary shares, pursuant to a subscription agreement with one of our suppliers.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, carry out pre-commercialization activities and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials for oral sulopenem and/or sulopenem, which include our planned Phase 1 clinical trials related to pediatric indications;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
•

establish a sales, marketing and distribution infrastructure to commercialize oral sulopenem and/or sulopenem in the United States, if we obtain marketing approval from the FDA, and we choose to commercialize directly in the United States;

•

establish manufacturing and supply chain capacity sufficient to provide commercial quantities of oral sulopenem and/or sulopenem, if we obtain marketing approval and undertake commercialization activities;

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the timing and costs of clinical trials of oral sulopenem and/or sulopenem, including our planned Phase 1 clinical trials related to pediatric indications and any other studies which may be required for regulatory approval of our product candidates;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	our ability to apply for regulatory approval and the outcome, timing and costs of seeking any such regulatory approvals;

•

the costs of commercialization activities for oral sulopenem and/or sulopenem and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	the receipt of marketing approval and revenue received from any potential commercial sales of oral sulopenem and/or sulopenem;
•	the terms and timing of any future collaborations, licensing or other arrangements that we may establish;
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

•	the amount and timing of any payments we may be required to make in connection with our RLNs;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property related claims;
•	the costs of operating as a public company;
•	the extent to which we in-license or acquire other products and technologies;
•	the impact of the COVID-19 pandemic on the economy and our business generally including commercialization of any future products; and
•

the outcome, impact, effects and results of our evaluation of corporate, organizational, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, organizational, strategic, financial or financing alternative and our ability to complete one at all.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. The disruption and volatility in the global and domestic capital markets resulting from the COVID-19 pandemic may increase the cost of capital and limit our ability to access capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our secured credit facility with SVB, the RLNs, the Exchangeable Notes and the investor rights agreement we entered into in connection with the Private Placement each impose operating and other restrictions on us. Such restrictions affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends, incur additional indebtedness, undergo a change of control and enter into certain collaborations, strategic alliances or other similar partnerships, among other things. The Purchase Agreement entered into in connection with the October offering also contains ongoing covenants for us, including a prohibition on issuance of ordinary shares or securities convertible or exchangeable into our ordinary shares for a period of 45 days after the closing of the October Offering and a prohibition on us entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions.  If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. In addition, as described above, we are evaluating our corporate, organizational, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders while prudently managing our resources.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2020, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease commitments (1)	5,591	1,216	1,883	1,322	1,170
Principal debt repayments (2)	61,967	6,300	3,755	51,808	104
Total	67,558	7,516	5,638	53,130	1,274

(1)	See Note 6 to the condensed consolidated financial statements for further details regarding leases.
(2)	See Note 8 to the condensed consolidated financial statements for further details regarding debt. Principal payments relate to our SVB loan, our PPP loan, our Exchangeable Notes and our RLNs.

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

Under the indenture governing the RLNs, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs. There was no payment due for the Payment Measuring Period ending June 30, 2020.  Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return). Other than the principal amount of $104, we have not included any payment obligations on the RLNs in the table above as the amount, timing and likelihood of such payments are not known.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, we had cash and cash equivalents of $8.6 million, consisting of cash only. We did not have any marketable securities as of September 30, 2020.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2020 and December 31, 2019, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the nine months ended September 30, 2020 and 2019 or for the year ended December 31, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings or be subject to claims arising out of our operations. We are not currently a party to any legal proceedings that in the opinion of our management, would have a material adverse effect on our business.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report and in other documents that we file with the Securities and Exchange Commission (SEC), in evaluating our company and our business. Investing in our ordinary shares involves a high degree of risk. If any of the events described in the following Risk Factors and the risks described elsewhere in this Quarterly Report on Form 10-Q actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our ordinary shares could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Capital Requirements

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program.

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of September 30, 2020, we had an accumulated deficit of $275.7 million, and cash and cash equivalents of $8.6 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under financing arrangements with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement (the Loan and Security Agreement). In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of approximately $17.4 million and net proceeds of approximately $15.3 million after deducting fees payable to the placement agent and other estimated offering expenses payable by us. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, carry out pre-commercialization activities, and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials for oral sulopenem and/or sulopenem, which include our planned Phase 1 clinical trials related to pediatric indications;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
•

establish a sales, marketing and distribution infrastructure to commercialize oral sulopenem and/or sulopenem in the United States, if we obtain marketing approval from the U.S. Food and Drug Administration (FDA) and we choose to commercialize directly in the United States;

•

establish manufacturing and supply chain capacity sufficient to provide commercial quantities of oral sulopenem and/or sulopenem, if we obtain marketing approval and undertake commercialization activities;

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

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to incur significant expenses as we seek potential marketing approval for oral sulopenem, carry out pre-commercialization activities, and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. If we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and undertake commercialization activities, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial.

We estimate that the net proceeds of approximately $15.3 million from the October Offering, together with our cash and cash equivalents as of September 30, 2020, should be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2021, including our planned new drug application (NDA) submission for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTI) in patients with quinolone non-susceptible pathogens and the potential FDA acceptance of such NDA submission, into the anticipated FDA review period of such NDA submission. We could deplete our capital resources sooner than expected.  We have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties. For example, this estimate assumes, among other things, the continuation of regular monthly amortization payments of the principal amount outstanding under our credit facility with SVB and that the balance of the principal amount does not become due and payable until the maturity date of March 1, 2022. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our planned research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months. As such, we believe there is substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In addition, we are evaluating our corporate, organizational, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders while prudently managing our resources. These alternatives could potentially include the licensing, sale or divestiture of our assets or proprietary technologies, a sale of our company, a merger or other business combination, another strategic transaction involving us, restructuring activities, winding down of operations, dissolving and liquidating assets or seeking protection under bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources.  If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our shareholders.  The evaluation of corporate, organizational, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

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
•

the costs of commercialization activities for oral sulopenem and/or sulopenem and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	the receipt of marketing approval and revenue received from any potential commercial sales of oral sulopenem and/or sulopenem;
•	the terms and timing of any future collaborations, licensing or other arrangements that we may establish;
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

•	the amount and timing of any payments we may be required to make in connection with the RLNs;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property related claims;
•	the costs of operating as a public company;
•	the extent to which we in-license or acquire other products and technologies; and
•	the impact of the COVID-19 pandemic on the economy and our business generally including commercialization of any future products.

Provisions in the EN Indenture, RLN Indenture and our other financing documents may deter or prevent us from raising additional capital to fund our operations.

Provisions in the agreements we entered into in connection with our financings may deter or prevent us from raising additional capital to fund our operations as and when needed. For example, the indenture governing the Exchangeable Notes (the EN Indenture) contains negative covenants prohibiting Iterum Bermuda, as well as us and our wholly owned subsidiaries and their subsidiaries (the Guarantors), who guaranteed Iterum Bermuda’s obligations under the Exchangeable Notes, from, among other things, incurring any indebtedness that is not permitted by the EN Indenture and entering into transactions with significant shareholders (as defined in the EN Indenture). In addition, the indenture governing the RLNs (the RLN Indenture) contains negative covenants prohibiting Iterum Bermuda and the Guarantors from, among other things, selling, transferring or assigning certain assets and taking other actions outside the ordinary course of business that would reasonably be expected to reduce the amount of payments under the RLNs.

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

In connection with the October Offering, we entered into a Securities Purchase Agreement (the Purchase Agreement) on October 22, 2020 with certain institutional investors. The Purchase Agreement contains certain covenants, including covenants prohibiting the issuance of our ordinary shares or securities convertible or exchangeable into our ordinary shares for a period of 45 days after the closing of the October Offering and prohibiting us from entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions.  These and other provisions in the financing documents could deter or prevent us from raising additional capital.  Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy and we may be unable to continue as a going concern.

We are heavily dependent on the success of our sulopenem program, and our ability to develop, obtain marketing approval for and successfully commercialize oral sulopenem and sulopenem.  If we are unable to achieve and sustain profitability, the market value of our ordinary shares will likely decline.

Our ability to become and remain profitable depends on our ability to generate revenue. To date, we have invested substantially all of our efforts and financial resources in the development of oral sulopenem and sulopenem, which are currently our two product candidates in development. Our prospects, including our ability to finance our operations and generate revenue from product sales, currently depends entirely on the development and commercialization of our sulopenem program.

We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, oral sulopenem and/or sulopenem. Our ability to generate future revenue from product sales will require us to be successful in a range of challenging clinical and commercial activities, including:

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
•

establishing and maintaining supply and manufacturing relationships with third parties that can support clinical development and can provide adequate commercial quantities of oral sulopenem and/or sulopenem, if approved;

•

establishing sales, marketing and distribution capabilities to effectively market and sell oral sulopenem and/or sulopenem, or entering into collaboration arrangements for the commercialization of oral sulopenem and/or sulopenem where we choose not to commercialize directly ourselves; and

•	obtaining market acceptance of oral sulopenem and/or sulopenem as viable treatment options.

Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Our expenses could increase if we are required by the FDA, the European Medicines Agency (EMA), or any comparable foreign regulatory authority, to perform different studies or studies in addition to those currently expected, or if there are any delays in completing such studies or with the development of our sulopenem program or any future product candidates. Even if oral sulopenem or sulopenem are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of oral sulopenem and/or sulopenem.  Where we enter into collaboration arrangements with third-party collaborators for commercialization of product candidates, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

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

In addition, the EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Note).  Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest.  Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and in each case which must include Sarissa so long as Sarissa and its affiliates own at least 10% of the outstanding Exchangeable Notes or RLNs, respectively.  This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections.  For example, following the October Offering, the exchange rate of the Exchangeable Notes increased and the exchange price of the Exchangeable Notes adjusted from the previous exchange price of $1.00 per ordinary share (at the exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes) to $0.7775 per ordinary share (at an adjusted exchange rate of 1,286.1845 shares per $1,000 of principal and interest on the Exchangeable Notes). In addition, the exercise price and the number of shares issuable under our outstanding warrants are subject to adjustment pursuant to the terms of the applicable warrant. This indebtedness could make it more difficult for us to raise additional capital to fund our operations.

Servicing our indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

Our ability to make payments of the principal of, to pay interest and special interest on or to refinance our secured credit facility and the Exchangeable Notes, or to make cash payments, if we so elect, in connection with any exchange of Exchangeable Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow sufficient to service our term loan, the Exchangeable Notes or other indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our term loan, the Exchangeable Notes or other indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Holders of the Exchangeable Notes will have the right to require us to repurchase all or a portion of their Exchangeable Notes upon the occurrence of a fundamental change at specified repurchase prices.  In addition, upon exchange of the Exchangeable Notes, unless we elect to deliver solely ordinary shares to settle such exchange (other than paying cash in lieu of delivering any fractional share), we would be required to make specified cash payments in respect of the Exchangeable Notes being exchanged.  However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Exchangeable Notes surrendered therefor or to pay cash with respect to Exchangeable Notes being exchanged. In addition, our ability to repurchase or to pay cash upon exchange of the Exchangeable Notes may be limited by law, regulatory authority, the Loan and Security Agreement and future indebtedness.

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

We began operations in November 2015. Since our inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, planning for potential commercialization, and research and development, including preclinical and clinical development, for our sulopenem program. While the members of our development team have successfully developed and registered other antibiotics in past roles at different companies, our company has limited experience and has not yet demonstrated an ability to successfully obtain marketing approval, manufacture a commercial scale product (or arrange for a third party to do so on our behalf), or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We have filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019 (File No. 333-232569), and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. The extent to which we are able to utilize the shelf registration statement as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, general market conditions and restrictions on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting ordinary shares held by non-affiliates shares held by non-affiliates, in any trailing 12-month period.  As of September 30, 2020, we had issued $10 million of securities registered under our universal shelf registration statement.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI clinical trial, we have decided to focus our development program on the indications for uUTI  and cUTI. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. In addition, in the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies, with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies.  Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin, driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI.  Based on discussions with the FDA at a pre- NDA meeting and previous correspondence with the FDA, we plan to proceed with an NDA submission for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020.  However, due to a variety of factors, including those described in this “Risk Factors” section, we may nonetheless be delayed in obtaining or ultimately be unable to obtain FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

Risks Related to Clinical Development and Commercialization

We are heavily dependent on the success of our sulopenem program, and our ability to develop, obtain marketing approval for and successfully commercialize oral sulopenem and/or sulopenem. If we are unable to obtain marketing approvals for oral sulopenem or sulopenem, or if thereafter we fail to commercialize oral sulopenem or sulopenem or experience significant delays in doing so, our business will be materially harmed.

We currently have no products approved for sale and have invested substantially all of our efforts and financial resources in the development of our sulopenem program. Our near-term prospects are substantially dependent on our ability to develop, apply for and obtain marketing approval for and successfully commercialize oral sulopenem and/or sulopenem. The success of our sulopenem program will depend on several factors, including the following:

•

completion of clinical trials, including our planned Phase 1 clinical trials related to pediatric indications and any other clinical trials that may be required for regulatory approval of our product candidates;

•

successful enrollment in, and completion of, our planned Phase 1 clinical trials related to pediatric indications and any other clinical trials that may be required for regulatory approval of our product candidates;

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

•

acquisition and maintenance of patent, trade secret and other intellectual property protection and regulatory exclusivity, both in the United States and internationally, including our ability to maintain the Pfizer License;

•	protection of our rights in our intellectual property portfolio;
•	launch of commercial sales of oral sulopenem and/or sulopenem, if approved, whether alone or in collaboration with others;
•	the effectiveness of our own or any future collaborators’ marketing, sales and distribution strategy and operations;
•	acceptance of oral sulopenem and/or sulopenem, if approved, by patients, physicians and the medical community at large;
•	our ability to obtain and sustain coverage and an adequate level of reimbursement by third-party payors;
•	the prevalence, frequency and severity of adverse side effects of oral sulopenem and/or sulopenem;
•	the availability, perceived advantages, relative cost and relative efficacy of alternative and competing therapies; and
•	an acceptable safety profile of oral sulopenem and/or sulopenem following approval.

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights, manufacturing and the impact of competition.

Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we plan to proceed with an NDA submission for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020.  However, due to a variety of factors, including those described in this “Risk Factors” section, we may nonetheless be delayed in obtaining or ultimately be unable to obtain FDA approval for sulopenem for this or any other indication or any other product or to successfully commercialize sulopenem.

If we are unable to develop, receive marketing approval for, or successfully commercialize oral sulopenem and/or sulopenem, or if we experience delays as a result of any of these factors or otherwise, our business could be materially harmed.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial; however, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we plan to proceed with an NDA submission for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020. It is possible that the FDA may refuse to accept our planned NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. If the FDA does not approve our planned NDA, it may require that we conduct additional costly clinical, non-clinical or manufacturing validation studies before it will reconsider our application(s). Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available.

We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates.

Additionally, any failure or delay in obtaining regulatory approvals would prevent us from commercializing oral sulopenem and/or sulopenem, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA(s) or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in other countries.

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

Our business currently heavily depends on the successful development, regulatory approval and commercialization of our sulopenem program. The clinical development of our sulopenem program, or any future product candidates, is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier non-clinical studies or clinical trials. The results of preclinical and other non-clinical studies and/or early clinical trials of our product candidates or future product candidates may not be predictive of the results of later-stage clinical trials and interim results of a clinical trial do not necessarily predict final results. Notwithstanding any promising results in early non-clinical studies or clinical trials, we cannot be certain that we will not face similar setbacks.

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

We may encounter unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for oral sulopenem, sulopenem or any of our other product candidates, including:

•

although we conducted our Phase 3 clinical trials pursuant to Special Protocol Assessment (SPA) agreements and met with the FDA at a pre-NDA meeting, the FDA or other comparable foreign regulatory authorities may ultimately disagree as to the design or implementation of our Phase 3 clinical trials or other clinical trials;

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

In addition, we may face competition in enrolling suitable patients as a result of other companies conducting clinical trials for antibiotic product candidates that are intended to treat similar infections, resulting in slower than anticipated enrollment in our clinical trials. Enrollment delays in our clinical trials may result in increased development costs for oral sulopenem and/or sulopenem, or slow down or halt our product development for oral sulopenem and/or sulopenem.

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

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior preclinical studies and clinical trials, and based on our Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating superiority to ciprofloxacin, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we plan to proceed with an NDA submission for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020. It is possible that the FDA may refuse to accept our planned NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. Other companies in the pharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials.

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

While the active pharmaceutical ingredient in the bilayer tablet is sulopenem etzadroxil, the combination product with probenecid has not yet been tested extensively in patients. In the cIAI trial, patients received either sulopenem IV followed by sulopenem etzadroxil or ertapenem followed by ciprofloxacin/metronidazole or amoxicillin-clavulanate.  Among 668 treated patients, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem. In the cUTI trial, patients received either sulopenem IV followed by sulopenem etzadroxil, if eligible for oral therapy, or ertapenem IV followed by ciprofloxacin or amoxicillin-clavulanate, if eligible for oral therapy. Among 1,392 treated patients, treatment-related adverse events were observed in 6.0% and 9.2% of patients on sulopenem and ertapenem, respectively, with the most commonly reported adverse events being headache (3.0%  and 2.2%), diarrhea (2.7% and 3.0%) and nausea (1.3% and 1.6%), on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 0.4% of patients on sulopenem and 0.6% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 2.0% of patients on sulopenem and 0.9% of patients on ertapenem. In the uUTI trial, patients received either oral sulopenem or ciprofloxacin. Among 1,660 treated patients, treatment related adverse events were observed in 17.0% and 6.2% of patients on sulopenem and ciprofloxacin, respectively. The most commonly reported adverse events were diarrhea (12.4% and 2.5%), nausea (3.7% and 3.6%), and headache (2.2% and 2.2%), for sulopenem and ciprofloxacin patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 1.6% of patients on sulopenem and 1.0% of patients on ciprofloxacin. Serious adverse events were seen in 0.7% of patients on sulopenem with one drug-related serious adverse event due to transient angioedema and 0.2% of patients on ciprofloxacin with no drug-related serious adverse event.

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

Undesirable side effects or other unexpected adverse events or properties of oral sulopenem, sulopenem or any of our other future product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or could deny approval of, oral sulopenem, sulopenem or other product candidates. If such an event occurs after such product candidates are approved, a number of potentially significant negative consequences may result, including:

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

In addition, the potential market opportunity for oral sulopenem and sulopenem is difficult to estimate. Our estimates of the potential market opportunity are predicated on several key assumptions such as industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, then the actual market for oral sulopenem and/or sulopenem could be smaller than our estimates of the potential market opportunity. If the actual market for oral sulopenem and/or sulopenem is smaller than we expect, or if the product fails to achieve an adequate level of acceptance by physicians, health care payors, patients, hospitals and others in the medical community, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

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

We are currently evaluating our commercialization strategy in the United States and other territories. We are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties.  If oral sulopenem and/or sulopenem receive regulatory approval, we may build a commercial organization and recruit a targeted sales force with technical expertise, an internal marketing and health resource group, as well as a managed markets group focused on reimbursement activities with third-party payors and a specialty distribution team to ensure pharmacy-level stocking and, where we choose not to commercialize directly ourselves, we will seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from Allergan plc and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla, Xerava from La Jolla Pharmaceutical Company, Recarbrio from Merck & Co, and Fetroja from Shionogi & Co., Ltd.  In addition, Nabriva Therapeutics plc’s Contepo is an IV-administered product candidate in late-stage clinical development intended to treat resistant gram-negative infections and Allecra Therapeutics’ IV administered product candidate cefepime-enmetazobactam for the treatment of cUTIs is also in late-stage clinical development.

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

We currently expect that sulopenem IV, if approved, will be administered in a hospital setting, and oral sulopenem, if approved, will be used in a community setting and possibly be administered in a hospital inpatient setting as well. In the United States, third-party payors generally reimburse hospitals a single bundled payment established on a prospective basis intended to cover all items and services provided to the patient during a single hospitalization. Hospitals bill third-party payors for all or a portion of the fees associated with the patient’s hospitalization and bill patients for any deductibles or co-payments. Because there is typically no separate reimbursement for drugs administered in a hospital inpatient setting, some of our target customers may be unwilling to adopt our product candidates in light of the additional associated cost. If we are forced to lower the price we charge for our product candidates, if approved, our gross margins may decrease, which would adversely affect our ability to invest in and grow our business.  Centers for Medicare and Medicaid Services (CMS) recently revised its reimbursement system for certain antibiotics in order to address challenges associated with antimicrobial resistance.  Based on the final rule published on August 2, 2019, CMS is finalizing an alternative new technology add-on payment pathway for certain breakthrough devices, and under this policy, a QIDP product will be considered new and will not need to demonstrate that it meets the substantial clinical improvement criterion.  Instead it will only need to meet the cost criterion.  CMS has also increased the new technology add-on payment percentage to 75 percent for an antimicrobial designated by the FDA as a QIDP. As this rule has only recently been implemented, we cannot at present assess its potential impact on sulopenem.  On January 21, 2020, CMS updated its billing guidance on changes to new technology add-on payments for innovative antibiotics.

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

The Pfizer License gives us exclusive worldwide rights to develop, manufacture, and commercialize sulopenem etzadroxil and sulopenem, or any other prodrug of sulopenem previously identified by Pfizer as well as the right to use relevant information and regulatory documentation developed by Pfizer to support any regulatory filing worldwide. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop, obtain regulatory approval for and commercialize sulopenem etzadroxil and sulopenem by implementing a specified development plan and providing an update on progress on an annual basis. Under the Pfizer License, we paid Pfizer a one-time non-refundable upfront fee of $5.0 million, clinical milestone payments totaling $15.0 million, upon first patient dosing of oral sulopenem and sulopenem in a Phase 3 clinical trial, and are obligated to pay Pfizer milestone payments upon the achievement of other specified regulatory and sales milestones as well as royalties ranging from a single-digit to mid-teens percentage based on the amount of marginal net sales of each licensed product. Pfizer also received 381,922 of our Series A preferred shares (which converted to ordinary shares in connection with our initial public offering (IPO)) as additional payment for the licensed rights.

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

We expect to depend on collaborations with third parties for the development and commercialization of oral sulopenem and/or sulopenem in certain territories. Our prospects with respect to those product candidates will depend in part on the success of those collaborations.

Although we are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties.  For those countries in which we choose not to commercialize directly ourselves, we intend to seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements but plan to initiate discussions with potential commercial partners.  The EN Indenture and RLN Indenture each contain restrictions on entering into collaborations requiring consent of a portion of the holders of each of the Exchangeable Notes and RLNs.  There is no guarantee that we would be able to obtain such consent.

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

We do not have the internal infrastructure or capability to manufacture oral sulopenem and sulopenem for use in the conduct of our preclinical research or clinical trials or for commercialization. We rely on third-party contract manufacturers to manufacture supplies of oral sulopenem and sulopenem, and we expect to rely on third-party contract manufacturers to manufacture commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities, if any. Reliance on third-party manufacturers entails risks, including:

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

We will enter into agreements with third-party contract manufacturers for the commercial production of oral sulopenem and/or sulopenem. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current Good Manufacturing Practices, or cGMPs, that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization.

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

We and our third-party suppliers also continue to refine and improve the manufacturing process, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes, particularly as we seek to significantly increase our capacity to commercialize oral sulopenem and/or sulopenem. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

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

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of countries outside the United States may not protect our rights to the same extent as the laws of the United States. For example, European Union (EU) patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, publications of discoveries in scientific literature often lag behind the actual discoveries, patent applications in the United States and other jurisdictions remain confidential for a period after filing, and some remain so until issued. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in the patents or pending patent applications we currently own, license or may own or license in the future, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. There is no assurance that all potentially relevant prior art relating to our patent rights has been found, and such prior art could potentially invalidate one or more of the patents we currently license or may own or license in the future or prevent a patent from issuing from one or more pending patent applications we own or may own or license in the future. There is also no assurance that prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patent rights, may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Even if patents do successfully issue and even if such patents cover our current and future product candidates, third parties may challenge their ownership, validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable, which could allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Any successful opposition to these patents or any other patents owned by us in the future or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Furthermore, even if they are unchallenged, our patents rights may not adequately protect our product candidates and technology, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. Any of these outcomes could impair our ability to prevent competition from third parties. Changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our patent rights or narrow the scope of our patent protection.

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

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the U.S. Patent and Trademark Office (USPTO) after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our Phase 3 clinical trials pursuant to SPA agreements and met with the FDA at a pre-NDA meeting, the FDA may still require us to conduct additional non-clinical studies or clinical trials for our product candidates either prior to or post-approval, and it may otherwise object to elements of our clinical development program.

We have not submitted an NDA for any of our product candidates. We plan to submit an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020.  An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA has substantial discretion in the review and approval process and may refuse to accept for filing any application or may decide that our data is insufficient for approval and require additional non-clinical, clinical or other studies. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates or require us to conduct additional non-clinical or clinical testing or abandon a program for many reasons, including:

•

the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials, although we conducted our Phase 3 clinical trials pursuant to SPA agreements and met with the FDA at a pre-NDA meeting;

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, however, that Court did agree to hear this case. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Oral argument in the case took place on November 10, 2020.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, President Trump issued five executive orders that are intended to lower the costs of prescription drug products, although the status of these actions remains unclear following the election and with the Biden Administration. The first order would require all federally qualified health centers (FQHCs) to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare's 340B Drug Discount Program.  The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries.

The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs.  Specifically, the order calls upon the Department of Health and Human Services (HHS) to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale.  This action preceded the finalization of a rulemaking on September 24, 2020 that allows states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

The fourth executive order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers (PBMs) in operating the Medicare Part D program.  Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to lower the patient's out-of-pocket costs and permit the use of certain bona fide PBM service fees.  Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

Finally, the fifth order instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including especially China. The order is meant reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

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

        Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA) the Irish Criminal Justice (Corruption Offenses) Act 2018, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in that existing laws might be administered or interpreted.

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

The COVID-19 pandemic may negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. Responsive measures to COVID-19 have resulted in restrictions on operations at clinical trial sites which could impact the initiation of patient enrolment for our planned Phase 1 clinical trials related to paediatric indications. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations. For example, current and future restrictions on in-person interactions may impact how we commercialize our product candidates, if approved, and we may need to apply non-traditional marketing methods, which may ultimately not be efficient or successful.

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

In the future, we may enter into transactions to acquire other businesses, products or technologies. Any such proposed acquisitions may be subject to the consent of certain holders of the Securities in accordance with the terms and conditions of the EN Indenture and RLN Indenture as well as the prior written consent of SVB pursuant to the terms of the Loan and Security Agreement.  If we do identify suitable candidates for acquisition, we may not be able to make such acquisitions on favorable terms, or at all, and we may not be able to obtain approval of or consent to such acquisitions from holders of the Securities or SVB.  Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our ordinary shares or other equity securities to the shareholders of the acquired company, which would reduce the percentage ownership of our then current shareholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and nondisruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

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

Our share price has been and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares. The trading price of our ordinary shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our ordinary shares may be influenced by those factors discussed elsewhere in this “Risk Factors” section of this document and others, such as:

•	results from, and any delays in clinical trials;
•	announcements of regulatory approval or disapproval of oral sulopenem, sulopenem or future product candidates;
•

announcements with respect to the outcome, impact, effects or results of our evaluation of corporate, organizational, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, organizational, strategic, financial or financing alternative and our ability to complete one at all;

•	delays in the commercialization of oral sulopenem, sulopenem or any future product candidates;
•	manufacturing and supply issues related to our development programs and commercialization of oral sulopenem, sulopenem or any of our future product candidates;
•	quarterly variations in our results of operations or those of our competitors;
•	changes in our earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;
•	announcements relating to future development or license agreements including termination of such agreements;
•	adverse developments with respect to our intellectual property rights or those of our principal collaborators;
•	commencement of litigation involving us or our competitors;
•	changes in our board of directors or management;
•	new legislation in the United States relating to the prescription, sale, distribution or pricing of drugs;
•	product liability claims, other litigation or public concern about the safety of oral sulopenem, sulopenem or future products;
•	failure to comply or regain compliance with the Nasdaq Global Market continued listing requirements;
•	market conditions in the healthcare market in general, or in the antibiotics segment in particular, including performance of our competitors; and
•

general economic conditions in the United States and abroad, including resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, hurricanes, typhoons, floods and fires, public health crises, or pandemics, like COVID-19.

In addition, the stock market in general, or the market for equity securities in our industry, may experience extreme volatility unrelated to our operating performance. These broad market fluctuations may adversely affect the trading price or liquidity of our ordinary shares. Any sudden decline in the market price of our ordinary shares could trigger securities class-action lawsuits against us. If any of our shareholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the time and attention of our management would be diverted from our business and operations. We also could be subject to damages claims if we are found to be at fault in connection with a decline in our share price.

If we fail to comply or regain compliance with the requirements of continued listing on the Nasdaq Global Market, we may be delisted and the price of our ordinary shares, our ability to access the capital markets and our financial condition could be negatively impacted and the delisting of our ordinary shares would result in an event of default and/or fundamental change under our debt instruments.

Our ordinary shares are currently listed for quotation on the Nasdaq Global Market. To maintain the listing of our ordinary shares on the Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our officers, directors and 10% or more shareholders) of at least $15.0 million and a total market value of listed securities of at least $50.0 million.

On September 24, 2020, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC, (Nasdaq) indicating that, based on the closing bid price for the previous 30 consecutive business days, the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5450(a)(1) to maintain a minimum bid price of $1.00 per share (the Bid Price Rule). Under Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 23, 2021, to regain compliance with the Bid Price Rule. To regain compliance during this 180-day compliance period, the closing bid price of our ordinary shares must be at least $1.00 for a minimum of 10 consecutive business days. In the event that we do not regain compliance with the Bid Price Rule prior to the expiration of the 180-day compliance period, we will receive written notification from Nasdaq that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, that such appeal would be successful. If we do not regain compliance within the 180-day compliance period, we may also transfer the listing of our ordinary shares to the Nasdaq Capital Market, provided that we then meet the applicable requirements for continued listing on the Nasdaq Capital Market. If we do not regain compliance with the Bid Price Rule within the 180-day compliance period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our ordinary shares to the Nasdaq Capital Market, provided we then meet the continued listing requirement on the Nasdaq Capital Market for the market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of its bid price requirement. To effect such a transfer, we would need to submit an online transfer application, pay an application fee to Nasdaq and provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period by effecting a reverse share split if necessary, subject to the conditions set forth in Nasdaq Listing Rule 5810.

On September 24, 2020 we received a separate letter from the Listing Qualifications Department of Nasdaq indicating that, based on the market value of publicly held shares for the previous 30 consecutive business days, the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) to maintain a minimum market value of publicly held shares of $15,000,000 (the MVPHS Rule). Under Nasdaq Listing Rule 5810(c)(3)(D), we have a period of 180 calendar days, or until March 23, 2021, to regain compliance with the MVPHS Rule. To regain compliance during this 180-day compliance period, the minimum market value of publicly held shares must close at $15,000,000 or more for a minimum of 10 consecutive business days. In the event that we do not regain compliance with the MVPHS Rule prior to the expiration of the 180-day compliance period, we will receive written notification from Nasdaq that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, that such appeal would be successful. If we do not regain compliance within the 180-day compliance period, we may also transfer the listing of our ordinary shares to the Nasdaq Capital Market, provided that we then meet the applicable requirements for continued listing on the Nasdaq Capital Market. To effect such a transfer, we would need to submit an online transfer application and pay an application fee to Nasdaq.

On July 15, 2020, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) (MVLS Rule) for continued listing on the Nasdaq Global Market, as the market value of our listed securities was less than $50.0 million for the previous 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until January 11, 2021, to regain compliance with the MVLS Rule. To regain compliance, during this 180-day compliance period, the market value of our listed securities must be at least $50.0 million or more (measured based on closing prices) for a minimum of 10 consecutive business days. In the event that we do not regain compliance with the MVLS Rule prior to the expiration of the 180-day compliance period, we will receive written notification from Nasdaq that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, that such appeal would be successful. If we do not regain compliance within the 180-day compliance period, we may also transfer the listing of our ordinary shares to the Nasdaq Capital Market, provided that we then meet the applicable requirements for continued listing on the Nasdaq Capital Market.  To effect such a transfer, we would need to submit an online transfer application and pay an application fee to Nasdaq.

On March 4, 2020, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that the listing of our ordinary shares was not in compliance with the MVLS Rule for continued listing on the Nasdaq Global Market, as the market value of our listed securities was less than $50.0 million for the previous 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until August 31, 2020, to regain compliance with the MVLS Rule. To regain compliance, the market value of our listed securities needed to be at least $50.0 million or more (measured based on closing prices) for a minimum of 10 consecutive business days. On May 13, 2020, we received notification from the Listing Qualifications Department of Nasdaq that, for 10 consecutive business days from April 29, 2020 to May 12, 2020, the market value of our listed securities had been greater than $50.0 million, confirming that we had regained compliance with the MVLS Rule.

Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to regain compliance with respect to the current deficiencies or that we will be able to maintain compliance with the Nasdaq Global Market continued listing requirements in the future or regain compliance with respect to any future deficiencies, or, if transferred, that we will be successful in maintaining the listing of our ordinary shares on the Nasdaq Capital Market. This could impair the liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our ordinary shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.   The delisting of our ordinary shares from the Nasdaq Global Market could also negatively impact our financial condition as it would constitute (i) an event of default under the Loan and Security Agreement, which could lead to an acceleration of amounts due under the Loan and Security Agreement and foreclosure upon and/or sale or other liquidation of all of our and our subsidiaries’ assets, including intellectual property; and (ii) a fundamental change under the EN Indenture, which could trigger an obligation for us to repurchase the Exchangeable Notes at a repurchase price of 300% of the principal amount of the outstanding Exchangeable Notes. We intend to actively monitor the closing bid price of our listed ordinary shares and the market value of our ordinary shares and, as appropriate, will consider available options to resolve the deficiencies and regain compliance with the Nasdaq Listing Rules, including applying to transfer to the Nasdaq Capital Market and, in the case of the Bid Price Rule, potentially seeking to effect a reverse share split.

Through the RLNs, we transferred to the holders thereof rights to receive certain payments in connection with commercial sales of sulopenem, which may reduce our ability to realize potential future revenue from such sales.

As part of the Private Placement and the Rights Offering, Iterum Bermuda issued RLNs which entitle the holders thereof to certain payments in connection with commercial sales of sulopenem.  Holders of RLNs are entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (each, a Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the Maximum Return (as defined below) has been paid in respect of the RLNs, or (ii) December 31, 2045 (the End Date), or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs.

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

Based on shares outstanding as of October 31, 2020, our executive officers, directors, holders of 5% or more of our ordinary shares and their respective affiliates beneficially own in the aggregate approximately 14.1% of our outstanding ordinary shares, not including any ordinary shares issuable upon exchange of any of the Exchangeable Notes, any additional ordinary shares issuable to satisfy accrued and unpaid interest due upon exchange of any Exchangeable Notes, any ordinary shares that are issuable upon exercise, conversion or exchange of outstanding options or other securities or reserved under any equity plan maintained by us, or the exercise of any outstanding warrants and/or pre-funded warrants. Following the exchange of any of these Exchangeable Notes for ordinary shares or the exercise of outstanding warrants and/or pre-funded warrants, this ownership percentage could increase. As a result of their share ownership, these holders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring shareholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that our other shareholders may feel are in their best interest.

If these holders, along with the holders of Exchangeable Notes, including Sarissa, were to exchange their Exchangeable Notes for ordinary shares, based on shares outstanding as of October 31, 2020 such holders would beneficially own in the aggregate approximately 32.6% of our outstanding ordinary shares not including any additional ordinary shares issuable to satisfy accrued and unpaid interest due upon exchange of any Exchangeable Notes, any ordinary shares that are issuable upon exercise, conversion or exchange of outstanding options or other securities or reserved under any equity plan maintained by us, or the exercise of any outstanding warrants and/or pre-funded warrants.

In addition to the ability to participate generally in shareholder votes to the extent of their ownership of our ordinary shares, pursuant to the 2020 Investor Rights Agreement, for so long as Sarissa and its affiliates own at least 12.5% of our outstanding ordinary shares on a fully diluted basis (assuming the conversion, exchange or exercise of all securities or other instruments or rights convertible into or exercisable or exchangeable for ordinary shares), Sarissa will have the right to designate two directors to our board of directors and, for so long as Sarissa and its affiliates own at least 5% but less than 12.5%, Sarissa will have the right to designate one director to our board of directors.  Also, some of the other holders of Exchangeable Notes are affiliates of current members of our board of directors.  As a result, Sarissa and shareholders affiliated with our directors have significant influence over the election of directors to our board or directors and other matters.

In addition, pursuant to the terms of the 2020 Investor Rights Agreement, for so long as Sarissa owns 10% of our outstanding ordinary shares on a fully diluted basis (assuming the conversion, exchange or exercise of all securities or other instruments or rights convertible into or exercisable or exchangeable for ordinary shares), Sarissa will have a right of first offer with respect to our future proposed equity financings up to that portion of such new securities which equals Sarissa’s percentage ownership of our outstanding ordinary shares on a fully diluted basis, subject to specified exceptions for certain exempt issuances and pursuant to specified procedures. Moreover, Sarissa and other shareholders affiliated with our directors have certain veto rights with respect to negative covenants in the EN Indenture and the RLN Indenture.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. The warrants that we issued the purchasers and the designees of the placement agent in connection with the June 3 Offering, the June 30 Offering and the October Offering are exercisable at any time until a specified expiration date, and any exercise of such warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Further, the pre-funded warrants that we issued to certain purchasers in connection with the October Offering are exercisable at any time without a specified expiration date. Additionally, the exercise of outstanding options and restricted share units under our equity incentive plans or exercise of outstanding warrants, including warrants issued to SVB and Life Sciences Fund II LLC, for ordinary shares may also dilute the ownership percentage or voting power of our shareholders.

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

A substantial portion of our outstanding ordinary shares can be traded without restriction at any time. If our current shareholders sell, or indicate an intention to sell, substantial amounts of our ordinary shares in the public market, the trading price of our ordinary shares could decline.

A portion of our outstanding ordinary shares is currently restricted as a result of federal securities laws but can be sold at any time subject to applicable volume limitations.

In addition, the Exchangeable Notes are exchangeable for our ordinary shares upon the terms and conditions specified therein.  Pursuant to the 2020 Investor Rights Agreement, we have filed a registration statement covering the ordinary shares issuable in connection with the exchange of the Exchangeable Notes issued as part of the Private Placement, among other securities, and the ordinary shares issuable in connection with the exchange of the Exchangeable Notes issued in connection with the Rights Offering are also covered by a registration statement. Also, in connection with our June 3 Offering and June 30 Offering, we filed a registration statement providing for the resale by the purchasers in such offerings of ordinary shares issued and issuable upon exercise of the warrants purchased in such offerings, and the ordinary shares and ordinary shares underlying the warrants and pre-funded warrants issued in the October Offering are covered by a registration statement. As a result, the shares issuable upon exchange of such notes and upon exercise of such warrants are able to be sold by the holders thereof without restrictions, subject to compliance with securities laws.

Furthermore, ordinary shares that are issuable upon exercise of outstanding options or reserved for future issuance under our equity incentive plans or are issuable upon exercise of our other outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules or performance criteria, and applicable securities laws. If any of these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

The number of ordinary shares underlying our outstanding warrants, pre-funded warrants and convertible securities is significant in relation to our currently outstanding ordinary shares, which could have a negative effect on the market price of our ordinary shares and make it more difficult for us to raise funds through future equity offerings.

In connection with the initial $15 million draw under the Loan and Security Agreement with SVB, we issued SVB and Life Sciences Fund II LLC warrants to purchase an aggregate of 312,500 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon our IPO) at an exercise price of $18.85 per share (as adjusted). If the second term loan had been drawn down, each of SVB and LSF would have been automatically entitled to purchase additional ordinary shares in an aggregate amount equal to 2.50% of the second term loan divided by the applicable exercise price.

As part of the June 3 Offering, we issued warrants to the June 3 Purchasers exercisable for an aggregate of up to 1,485,885 ordinary shares at an exercise price of $1.62 per share with an expiry date of December 5, 2025.  We  also issued warrants to designees of the placement agent exercisable for up to 208,023 ordinary shares at an exercise price of $2.1031 per share with an expiry date of June 3, 2025.

As part of the June 30 Offering, we issued warrants to the June 30 Purchasers exercisable for an aggregate of up to 1,686,343 ordinary shares at an exercise price of $1.42 per share with an expiry date of January 2, 2026.  We also issued warrants to designees of the placement agent exercisable for up to 236,088 ordinary shares at an exercise price of $1.8531 per share with an expiry date of June 30, 2025.

As part of the October Offering, we issued pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and warrants exercisable for an aggregate of  20,192,307 ordinary shares.  We also issued warrants to designees of the placement agent exercisable for 1,884,615 ordinary shares.

In addition, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an exchange price of $0.7775 per ordinary share), subject to future adjustment, at any time on or after January 21, 2021.

As of October 31, 2020, all of these warrants, pre-funded warrants to purchase 5,126,924 ordinary shares and $51.8 million principal amount of Exchangeable Notes remained outstanding and, upon exercise in full of these warrants and pre-funded warrants and physical settlement of the Exchangeable Notes, the shares issuable upon exercise and/or physical settlement, as applicable, would represent a significant portion of our outstanding ordinary shares (assuming exercise of all the warrants and remaining pre-funded warrants and a full exchange of all outstanding Exchangeable Notes and excluding any additional ordinary shares that issuable to satisfy accrued and unpaid interest due upon exchange of any Exchangeable Notes, any ordinary shares that are issuable upon exercise, conversion or exchange of outstanding options or other securities or reserved under any equity plan maintained by us). The warrants and pre-funded warrants issued as part of the June 3 Offering, the June 30 Offering and the October Offering became exercisable on the closing of each such offering.

In connection with our June 3 Offering and July 30 Offering of ordinary shares and warrants, we have filed a registration statement providing for the resale by the purchasers in such offerings of ordinary shares issued and issuable upon exercise of the warrants purchased in such offerings.   The ordinary shares issuable upon exercise of the warrants and pre-funded warrants issued as part of the October Offering are also covered by a registration statement. Pursuant to the 2020 Investor Rights Agreement, we have filed a registration statement covering the ordinary shares issuable in connection with the exchange of the Exchangeable Notes issued as part of the Private Placement, among other securities, and the ordinary shares issuable in connection with the exchange of the Exchangeable Notes issued in connection with the Rights Offering are also covered by a registration statement. As a result, the shares issuable upon exercise of such warrants and pre-funded warrants and upon physical settlement of the Exchangeable Notes are able to be sold by the holder thereof without restrictions, subject to compliance with securities laws.

Sales of these shares could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants and pre-funded warrants may be more likely to exercise their warrants and pre-funded warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might otherwise occur.

We may also find it more difficult to raise additional equity capital while these warrants, pre-funded warrants and Exchangeable Notes are outstanding. At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. In addition, the exercise of these warrants and pre-funded warrants and physical settlement of the Exchangeable Notes would result in a significant increase in the number of our outstanding ordinary shares, which could have the effect of significantly diluting the interest of our current shareholders, and following such exercise the former holders of such warrants and pre-funded warrants could have significant influence over our company as a result of the ordinary shares they acquire upon such exercise.

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

Under the Irish Takeover Rules, if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of the company, then the acquirer and/or, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for all of the outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months (known as a mandatory cash offer). This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company, if the effect of such acquisition was to increase that person’s percentage of the voting rights by 0.05% within any 12 month period. The EN Indenture provides that if a holder of Exchangeable Notes notifies us that they would be subject to this mandatory offer requirement, we will only issue to such holder such number of ordinary shares that can be issued without triggering a mandatory cash offer on an exchange with the remaining ordinary shares to be delivered as promptly as practicable after the holder notifies us that they would no longer be subject to a mandatory cash offer request.

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

In addition, as of October 31, 2020, based on the current exchange rate pursuant to the EN Indenture and assuming physical settlement, we may be required to issue to Sarissa, upon exchange of the Exchangeable Notes it purchased in the Private Placement, ordinary shares representing approximately 17.6% of our fully diluted issued share capital (assuming a full exchange of all outstanding Exchangeable Notes and excluding any additional ordinary shares issuable to satisfy accrued and unpaid interest due upon exchange of any Exchangeable Notes, any ordinary shares that are issuable upon exercise, conversion or exchange of outstanding options or other securities or reserved under any equity plan maintained by us, or the exercise of any outstanding warrants or pre-funded warrants) or approximately 31.0% of our issued share capital (if only the Exchangeable Notes held by Sarissa were exchanged and the remaining holders of Exchangeable Notes did not exchange and excluding any additional ordinary shares issuable to satisfy accrued and unpaid interest due upon exchange of any Exchangeable Notes, any ordinary shares that are issuable upon exercise, conversion or exchange of outstanding options or other securities or reserved under any equity plan maintained by us, or the exercise of any outstanding warrants or pre-funded warrants). The final number of ordinary shares issuable to Sarissa pursuant to the Exchangeable Notes will depend on the extent to which we elect physical settlement as the exchange method and on the exchange rate at the time of exchange, which may be adjusted pursuant to the terms of the EN Indenture. An exchange by Sarissa could result in our being obligated to issue to Sarissa ordinary shares representing 30% or more of our issued voting share capital. We received a waiver from the Irish Takeover Panel of any resulting obligation of Sarissa to make a general offer as a result of an exchange of these

Exchangeable Notes, and our shareholders approved a maximum potential issuance to Sarissa of up to 60% of our ordinary shares as a result of an exchange of these Exchangeable Notes without Sarissa incurring such a mandatory offer obligation.

We are currently limited in our authorized share capital and share issuance authorities to issue additional ordinary shares to raise additional capital, and the number of ordinary shares issuable upon exercise or exchange of our convertible securities could increase.

Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our Articles of Association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our Articles of Association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. We are currently authorized to issue up to 150,000,000 ordinary shares of $0.01 each. In addition, Irish law requires that the board of directors must be authorized by the shareholders in order to issue shares and to dis-apply statutory pre-emption rights. The authorization of the directors to issue shares and the disapplication of statutory preemption rights must both be renewed by the shareholders at least every five years. Our board of directors is currently authorized to issue up to the amount of our authorized share capital, and to dis-apply the statutory pre-emption right for such issuances.

We are limited in the number of ordinary shares we can issue in order to raise capital for general corporate purposes.  In addition, based on the current exchange rate of the Exchangeable Notes, as adjusted following the October Offering, and assuming physical settlement, our outstanding Exchangeable Notes would exchange into an aggregate of 66,634,649 ordinary shares (excluding ordinary shares issuable upon accrued but unpaid interest). In addition, the EN Indenture requires us to increase the exchange rate upon certain events, which would increase the number of ordinary shares deliverable on an exchange, and the exercise price and the number of shares issuable under our outstanding warrants are subject to adjustment pursuant to the terms of the applicable warrant.

We will likely seek an increase of our authorized shares in the near future (and the related authorities to allot and issue such additional shares and to disapply statutory pre-emption rights on such an issuance) and may be required to seek additional increases (and related authorities) in the future even if such increase in our authorized shares is approved. If such approval is not obtained, we could be limited in our ability to issue ordinary shares on exchange of our Exchangeable Notes and could be required to settle any exchanges with cash to the extent we have limited authorized shares available. If we elect to settle any exchanges in cash, or we do not have authorized and available ordinary shares needed to satisfy physical exchange of the Exchangeable Notes, our liquidity could be adversely affected and/or we may not have sufficient cash available at that time to satisfy such cash settlement. In addition, in the event we elect to settle exchanges of Exchangeable Notes with ordinary shares, we would be limited in our ability to issue equity for other purposes which could adversely affect our shareholders and our ability to raise additional capital. We cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  This risk is especially relevant for us because pharmaceutical and biotechnology companies have experienced significant share price volatility in recent years.  In addition, we may be subject to securities class action litigation as a result of the financings.  If we face any such litigation, we could incur substantial costs defending the lawsuit and the time and attention of our management would be diverted from our business and operations, , which could harm our business.  We could also be subject to damages claims if we are found to be at fault in connection with a decline in our share price.

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

The following sets forth information regarding all securities issued and sold by us within the three months ended September 30, 2020 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(1)

On June 30, 2020, we entered into a securities purchase agreement with Intracoastal Capital, LLC, Armistice Capital Master Fund, Ltd., and Anson Investments Master Fund LP. Pursuant to the securities purchase agreement, we issued to such investors warrants to purchase up to 1,686,343 ordinary shares. The warrants have an exercise price of $1.42 per share, are immediately exercisable and expire on January 2, 2026. H. C. Wainwright & Co., LLC (“Wainwright”) acted as placement agent for the offering and received commissions of $350,000 in connection with the offering. As partial consideration for the services provided to us by Wainwright as placement agent for the offering, we issued placement agent warrants to purchase an aggregate of 236,088 ordinary shares to designees of Wainwright. The placement agent warrants have an exercise price of $1.8531 per share, are immediately exercisable and expire on June 30, 2025.

The offer, sale and issuance of the securities in the private placement transaction described above were exempt from registration under Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) in that the transactions were by an issuer not involving any public offering and appropriate legends were placed upon the securities issued in this transaction. The sale of these securities were made without any general solicitation or advertising.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
4.1	Form of Ordinary Share Purchase Warrant to Subscribe for Ordinary Shares issued to purchasers in connection with the Securities Purchase Agreement dated October 22, 2020		Form 8-K (Exhibit 4.1)	October 27, 2020	001-38503
4.2	Form of Pre-Funded Ordinary Share Purchase Warrant to Subscribe for Ordinary Shares issued to designees of Placement Agent in connection with the offering completed on October 27, 2020		Form 8-K (Exhibit 4.2)	October 27, 2020	001-38503
4.3

Form of Placement Agent Ordinary Share Purchase Warrant to Subscribe for Ordinary Shares issued to designees of H.C. Wainwright & Co., LLC in connection with the Placement Agent Agreement dated October 22, 2020

			Form 8-K (Exhibit 4.3)	October 27, 2020	001-38503
10.1	Securities Purchase Agreement, dated as of October 22, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: November 16, 2020	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: November 16, 2020	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer