Form 10-K
period 2020-12-31
Iterum Therapeutics plc
filed 2021-03-12
CIK 1659323

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Not applicable

(Zip Code)

(+353) 1 903-8920

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value per share	ITRM	The Nasdaq Capital Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☐ NO ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s ordinary shares, $0.01 par value per share, on the Nasdaq Global Market on June 30, 2020, the last business day of the Registrant’s most recently complete second fiscal quarter was $13,973,373.

The number of shares of Registrant’s ordinary shares outstanding as of February 28, 2021 was 176,477,963.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive proxy statement for the Registrant’s 2021 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2020.

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
•

the timing or likelihood of regulatory filings and approvals, including with respect to our new drug application for oral sulopenem for the treatment of uncomplicated urinary tract infections in patients with a quinolone non-susceptible pathogen;

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
•

the impact of COVID-19, including the responsive measures taken by governmental authorities and others, on our clinical trials, on regulatory approval, on future commercialization of, and future demand for, our products, available funding, our operations and the economy in general, which may precipitate or exacerbate other risks and/or uncertainties;

•	our ability to maintain compliance with listing requirements of the Nasdaq Capital Market; and
•

the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

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

This Annual Report also contains industry, market and competitive position data from our own internal estimates and research as well as industry and general publications and research surveys and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and our management’s understanding of industry conditions. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source. The industry in which we operate is subject to a high degree of uncertainty and risks due to various factors, including those described in the section titled “Summary of Risk Factors” and “Risk Factors.”

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in the “Risk Factors” section of this Annual Report on Form 10-K, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our ordinary shares. These risks include the following:

•

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program. As of December 31, 2020, we had an accumulated deficit of $286.9 million.

•	We will require additional capital to fund our operations and may be unable to obtain financing when needed or on acceptable terms.
•

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

•

Our company has no experience in obtaining regulatory approval for a drug. If clinical trials of oral sulopenem, sulopenem or any other product candidate that we may advance to clinical trials fail to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration or comparable foreign regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of oral sulopenem, sulopenem or any other product candidate.

•

Serious adverse events or undesirable side effects or other unexpected properties of oral sulopenem, sulopenem or any other product candidate may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

•

Even if a product candidate does obtain regulatory approval, it may never achieve the market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community that is necessary for commercial success, and the market opportunity may be smaller than we estimate.

•

We currently have no commercial organization. If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing oral sulopenem, sulopenem or any other product candidate if such product candidate is approved.

•	We cannot predict whether bacteria may develop resistance to oral sulopenem or sulopenem, which could affect their revenue potential.
•

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

•

We rely heavily on the exclusive license agreement with Pfizer Inc., or Pfizer, for the patent rights and know-how required to develop and commercialize oral sulopenem and the know-how required to develop the IV formulation of sulopenem. If we fail to comply with our obligations in our agreement with Pfizer, we could lose such rights that are important to our business.

•

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

•

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

PART I

Item 1. Business.

Overview

We are a clinical-stage pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first oral penem available in the United States and the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have also successfully developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid. We believe that sulopenem and oral sulopenem have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones.

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program, which included: a Phase 3 uncomplicated urinary tract infection (uUTI), clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI, and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial.

In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria (ASB) on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin, in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of ASB in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application, or NDA, meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has designated our application as a priority review and consequently assigned a Prescription Drug User Fee Act, or PDUFA, goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA currently plans to hold an advisory committee meeting on June 2, 2021 to discuss the NDA.

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

The treatment of urinary tract and intra-abdominal infections has become more challenging because of the development of resistance by pathogens responsible for these diseases. There are approximately 13.5 million emergency room and office visits for symptoms of urinary tract infections (UTIs) and approximately 21 million uUTIs in the United States annually, with approximately 30% of those infections caused by a quinolone non-susceptible organism. Based on market research, physicians estimated that approximately 35% of these patients are at elevated risk for treatment failure. Proper antibiotic treatment of drug-resistant infections in this group is particularly important due to the risks associated with treatment failure. Elevated risk patients were defined in the research as patients with recurrent UTIs, elderly patients, patients who have a suspected or confirmed drug-resistant infection, patients with comorbidities (e.g., Diabetes mellitus) or that are immunocompromised, patients that have had a recent hospitalization, patients with a history of prior antibiotic failure and patients in a long-term care setting. Treatment failures pose significant clinical and economic challenges to the healthcare system. There are also approximately 3.6 million patients with cUTI and approximately 350,000 patients with cIAI that require antibiotic therapy every year in the United States.

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

None of the most commonly used oral antibiotics for treatment of uUTIs were initially approved by the FDA within the last two decades. We believe oral sulopenem will be an important treatment option for elevated risk uUTI patients because of its potency against resistant pathogens, as well as its spectrum of antibacterial activity. In addition, oral sulopenem will allow patients who develop an infection with a resistant pathogen but are stable enough to be treated in the community, to avoid the need for an IV catheter and even hospitalization.

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

If the FDA approves oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen, we expect to use a commercial partner to launch oral sulopenem in the United States. Data from an ongoing epidemiology study to quantify quinolone resistance by zip code, in addition to data from our clinical trials and available prescriber data, will inform our initial targeted sales force as to where the medical need for a new, effective therapy for UTIs is highest in the community setting. Outside of the United States, we are evaluating our options to maximize the value of our sulopenem program.

We registered two suppliers and validated one supplier for the manufacture of active pharmaceutical ingredient (API) for oral sulopenem at the time of our NDA filing. We will initially rely on a single third-party facility to manufacture all of our sulopenem tablets. In the future, given the importance of oral sulopenem to our potential commercial results, we will consider establishing additional sources.

As of February 28, 2021, we have exclusively licensed from Pfizer two U.S. patents and three foreign patents, including one U.S. patent directed to composition of matter of sulopenem etzadroxil, which is projected to expire in 2029, subject to potential extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, to 2034, and three foreign patents related to oral sulopenem. We also own three U.S. patent applications (including one U.S. provisional patent application), two PCT patent applications, and nine foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid.  Any U.S. or foreign patents issuing from the pending applications are projected to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions. In addition, the FDA has designated sulopenem and oral sulopenem as Qualified Infectious Disease Products (QIDP) for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease pursuant to the Generating Antibiotic Incentives Now Act (the GAIN Act). Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status makes sulopenem and oral sulopenem eligible to benefit from certain incentives for the development of new antibiotics provided under the GAIN Act. Further, QIDP status could add five years to any regulatory exclusivity period that we may be granted. QIDP status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. Fast track status provides an opportunity for more frequent meetings with the FDA, more frequent written communication related to the clinical trials, eligibility for accelerated approval and priority review and the potential for a rolling review. None of our licensed patents cover the IV formulation of sulopenem.

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

In the third quarter of 2018 we initiated all three Phase 3 clinical trials, which were conducted under SPA agreements from the FDA and completed enrollment in the fourth quarter of 2019. Topline data from our cIAI trial readout in the fourth quarter of 2019 and showed that the primary endpoint was narrowly missed. In the cUTI trial, topline data was read out in the second quarter of 2020 and showed sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of ASB on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin, driven to a large degree by a greater amount of ASB in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has designated our application as a priority review and consequently assigned a PDUFA goal date for completion of the review of oral sulopenem of July 25, 2021.

Our Strategy

Our strategy is to develop and commercialize our sulopenem program for multiple indications, and in the long term to build a market-leading anti-infective business. The key elements of this strategy include the following:

•

Obtain regulatory approval for oral sulopenem in the United States. We submitted an NDA for oral sulopenem to the FDA and the FDA accepted the application for review in January 2021. The FDA has assigned a PDUFA goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA currently plans to hold an advisory committee meeting on June 2, 2021 to discuss the NDA. We are considering the timing of a potential submission of a Marketing Authorization Application (MAA) to the EMA.

•

Maximize commercial potential of our sulopenem program. If approved, we intend to use a third party to commercialize oral sulopenem in the United States with a targeted sales force in the community setting. Outside of the United States, we are evaluating our options to maximize the value of our sulopenem program.

•

Pursue the development of oral sulopenem and sulopenem in additional indications. In the first half of 2021, we plan to request a meeting with the FDA to discuss the potential path to regulatory approval for cUTI, and depending on the outcome of that discussion, we may perform additional clinical development of sulopenem in cUTI.  In the future, we may also pursue development of our sulopenem program in additional indications in adults and children, including community acquired bacterial pneumonia, bacterial prostatitis, diabetic foot infection and bone and joint infection, as well as new formulations to support these indications.

•

Expand label for uUTI, if approved.  If our pending NDA for the treatment of uUTI in patients with a quinolone non-susceptible pathogen is approved by the FDA, we plan to request a meeting with the FDA to discuss the required clinical development work for potential expansion of the label for uUTI to include all patients.

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

The Medical Need

Urinary Tract and Intra-Abdominal Infections

UTIs are among the most common bacterial infections encountered in the ambulatory setting. A UTI occurs when one or more parts of the urinary system (kidneys, ureters, bladder or urethra) become infected with a pathogen (most frequently, bacteria). While many UTIs are not considered life-threatening, if the infection reaches the kidneys, serious illness, and even death, can occur. UTI diagnoses are stratified between either complicated or uncomplicated infections. uUTI refers to the invasion of a structurally and functionally normal urinary tract by a nonresident infectious organism (e.g., acute cystitis), and is diagnosed and commonly treated in an outpatient setting with an oral agent. Conversely, cUTIs, including acute pyelonephritis, are defined as a UTI ascending from the bladder accompanied by local and systemic signs and symptoms, including fever, chills, malaise, flank pain, back pain, and/or costo-vertebral angle pain or tenderness, that occur in the presence of a functional or anatomical abnormality of the urinary tract or in the presence of catheterization, with treatment typically initiated by IV therapy in a hospital setting.

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

9
6
14
25
5
7
33
20
10
5
41
29
20
17
12
21
7
5
10
5
50
9
19
0.0% - <15.0%
15.0% - <20.0%
20.0% - <25.0%
25.0% - <30.0%
≥30.0%
Data not available

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

There is a Significant Population at Risk

There are approximately 13.5 million emergency room and office visits for symptoms of UTIs and approximately 21 million uUTIs in the United States annually with approximately 30% of those infections caused by a quinolone non-susceptible organism. Based on market research, physicians estimated that approximately 35% of these patients are at elevated risk for treatment failure. Proper antibiotic treatment of drug-resistant infections in this group is particularly important due to the consequences associated with treatment failure. Elevated risk patients were defined in the research as patients with recurrent UTIs, elderly patients, patients who have a suspected or confirmed drug-resistant infection, patients with comorbidities (e.g., Diabetes mellitus) or that are immunocompromised, patients that have had a recent hospitalization, patients with a history of prior antibiotic failure and patients in a long-term care setting.

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

•

Documented safety and tolerability profile. In our completed Phase 3 program, sulopenem IV and oral sulopenem were well tolerated.  In the cIAI clinical trial, among the 668 patients treated, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem. In the cUTI trial, patients received either sulopenem IV followed by sulopenem etzadroxil, if eligible for oral therapy, or ertapenem IV followed by ciprofloxacin or amoxicillin-clavulanate, if eligible for oral therapy. Among 1,392 treated patients, treatment-related adverse events were observed in 6.0% and 9.2% of patients on sulopenem and ertapenem, respectively, with the most commonly reported adverse events being headache (3.0%  and 2.2%), diarrhea (2.7% and 3.0%) and nausea (1.3% and 1.6%), on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 0.4% of patients on sulopenem and 0.6% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 2.0% of patients on sulopenem and 0.9% of patients on ertapenem. In the uUTI trial, patients received either oral sulopenem or ciprofloxacin. Among 1,660 treated patients, treatment related adverse events were observed in 17.0% and 6.2% of patients on sulopenem and ciprofloxacin, respectively. The most commonly reported adverse events were diarrhea (12.4% and 2.5%), nausea (3.7% and 3.6%), and headache (2.2% and 2.2%), for sulopenem and ciprofloxacin patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 1.6% of patients on sulopenem and 1.0% of patients on ciprofloxacin. Serious adverse events were seen in 0.7% of patients on sulopenem with one drug-related serious adverse event due to transient angioedema and 0.2% of patients on ciprofloxacin with no drug-related serious adverse event.

•

Availability of an IV formulation. Patients sick enough to require hospitalization may not be good candidates for initial oral therapy given potential uncertainties around the ability to absorb drugs due to diminished gastrointestinal and target tissue perfusion in patients with compromised cardiovascular status associated with sepsis or reduced gastrointestinal motility. An IV and oral formulation will enable the conduct of clinical registration trials in a manner consistent with typical clinical practice, allow for confidence in the initiation of therapy in seriously ill patients and, if approved, offer both important formulations as therapeutic options.

•

Advanced manufacturing program. The synthetic pathway for sulopenem, initially defined in the 1980s, has now evolved through its third iteration, incorporating improvements in yield and scalability. We registered two different contract manufacturing organizations to manufacture the API for oral sulopenem. One manufacturer has completed process validation for oral sulopenem to date providing sufficient API for commercial launch if oral sulopenem is approved for marketing. We will initially rely on a single third-party facility to manufacture all of our sulopenem tablets. In the future, given the importance of sulopenem to our potential commercial results, we will consider establishing additional sources.

Market Opportunity for Oral Sulopenem and Sulopenem

Based upon the clinical evidence to date in eradicating key pathogens, coupled with unmet medical need, if approved, we expect the commercial opportunity for oral sulopenem to be substantial with initial focus on the treatment of uUTIs caused by a quinolone non-susceptible pathogen in the community.  We estimate that approximately 30% of uUTIs in the United States are caused by quinolone non-susceptible pathogens, with the size of our initial market about 6-7 million infections annually.

In addition, we plan to request a meeting with the FDA to discuss the potential path to regulatory approval for the treatment of cUTI, and depending on the outcome of that discussion, we may perform additional clinical development of sulopenem in this indication.  In the event the FDA approves our NDA for uUTI in patients with a quinolone non-susceptible pathogen currently under review with the FDA, we plan to request a meeting with the FDA to discuss the required clinical development work for potential expansion of the label for uUTIs to include all patients.

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

Oral Sulopenem and Sulopenem Clinical Development Program

The following graphic provides an overview of the development of sulopenem etzadroxil and sulopenem by Pfizer and Iterum.

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

Both sulopenem and oral sulopenem have received QIDP designation status for the indications of uUTI, cUTI and cIAI as well as for community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP designation status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. We had received feedback on the development program in an end of Phase 2 meeting with the FDA, which provided guidance on the size of the safety database, the nonclinical study requirements, the design of the Phase 1 and Phase 3 clinical trials, the pediatric development plan, as well as support for the proposed chemistry, manufacturing, and controls (CMC) development activities through production of commercial supplies. The Phase 3 clinical trials for treatment of cIAI, cUTI and uUTI received SPA agreements with the FDA. All three Phase 3 clinical trials were initiated in the third quarter of 2018 and completed enrollment by the end of 2019. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial.   EMA Scientific Advice received by us, consistent with the existing guidance for this indication, supports an endpoint assessed earlier than the primary study endpoint and a non-inferiority margin of -12.5%. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies, with the difference in response rates driven almost entirely by higher rates of ASB on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin, driven to a large degree by a greater amount of ASB in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Further, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections.  Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has designated our application as a priority review and consequently assigned a PDUFA goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA currently plans to hold an advisory committee meeting on June 2, 2021 to discuss the NDA.

We also have an agreement with the FDA on a pediatric study plan. Development work on pediatric formulations is ongoing, and we plan to commence Phase 1 trials in children in the first quarter of 2021.

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

The table below highlights the MIC50 and MIC90 of key target pathogens collected by International Health Management Associates (IHMA) between 2013 and 2015 responsible for the infections studied in our Phase 3 program.

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

Mean total sulopenem exposure in urine after single 500 mg dose of sulopenem etzadroxil with or without probenecid

500 mg sulopenem etzadroxil
500 mg sulopenem etzadroxil+500 mg probenecid
Concentration of sulopenem in urine (μg/mL)
200
180
160
140
120
100
80
60
40
20
0
2
4
6
8
12
Hours after dosing
MIC90 =
0.06 μg/mL

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

A Phase 1 drug interaction study with itraconazole demonstrated no interaction. An additional Phase 1 drug interaction study with valproic acid was also conducted which showed that IV sulopenem decreased the AUC and Cmax of valproic acid by approximately 33% and 28%, respectively, and oral sulopenem etzadroxil tablet without probenecid decreased valproic acid AUC and Cmax by approximately 25% and 19%, respectively, relative to valproic acid alone. These results are consistent with reports in the literature for other penem antibiotics co-administered with valproic acid.  In contrast, multiple doses of sulopenem etzadroxil as the bilayer tablet had no effect on valproic acid AUC and Cmax relative to administration of valproic acid alone.

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

Modeling and Dose Selection

Based on in vitro susceptibility data from surveillance studies, pharmacokinetics gathered from Phase 1 clinical trials, and population pharmacokinetic data from patients, we performed modeling to help choose the doses for the Phase 3 program. The MIC90 for all Enterobacteriaceae potentially involved in the target indications was 0.25 µg/mL and for the weighted distribution of pathogens most likely to be associated with the indication was 0.06 µg/mL. We have performed modeling both for the weighted distribution of MICs expected in the clinical trials as well as at a fixed MIC of 0.5 µg/mL. Data obtained from animal experiments confirmed that, similar to carbapenems and lower than that for other ß-lactams, the %Tfree >MIC required for bacteriostasis is approximately 10–19%, depending on the dosing regimen; we have used 17% in our models. Based on the outputs from those models, the IV dose of sulopenem studied in the Phase 3 clinical trials was 1000 mg sulopenem delivered over 3 hours once a day. The oral dose studied was 500 mg of sulopenem etzadroxil given with 500 mg of probenecid in a single bilayer tablet twice daily.

Japanese Clinical Data

Pfizer’s affiliate in Japan conducted extensive clinical development of sulopenem in over 1,450 patients in Phase 1 and Phase 2 clinical trials in Japan in patients with skin infections, respiratory tract infections, gynecologic infections, cUTI and intra-abdominal infections.

Phase 2 clinical trials conducted by Pfizer in Japan, 1991-1993

Study #	Description	Sulopenem Dose	Comparator	N
91-002	Multiple infections in: Internal medicine Surgery: includes cIAI Urology: pyelonephritis cystitis	250 mg IV BID 500 mg IV BID	None	108

Study #	Description	Sulopenem Dose	Comparator	N
92-002	Multiple infections in: Internal medicine Surgery: includes cIAI Urology: pyelonephritis cystitis	250 mg IV BID 500 mg IV BID	None	961

91-002 92-002	Population-Pharmacokinetics (only)	250 mg IV BID 500 mg IV BID	N/A	216

93-001	Respiratory Tract Infection	250 mg IV BID 500 mg IV BID	Cefotiam IV	75

93-002	cUTI	250 mg IV BID 500 mg IV BID	Imipenem IV	114

Total				1474

A treatment effect in small Phase 2 clinical trials was observed in a number of infections including skin infections, respiratory tract infections, gynecologic infections and, most relevant to the targeted indications pursued in our Phase 3 program, cUTI and cIAI. The data from these clinical trials may not be directly comparable to data from clinical trials that would be conducted today or the data from our Phase 3 program for a variety of reasons, including that the protocols were designed for different purposes and as a consequence had different enrollment and efficacy evaluation criteria. While these data are not required for approval of our intended indications, we believe these results support our decision to develop sulopenem for our targeted indications and informed our dose selection.

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

Phase 3 Clinical Trials

Based on FDA Guidance from February 2015 (Complicated Intra-Abdominal Infections: Developing Drugs for Treatment. Guidance for Industry; Complicated Urinary Tract Infections: Developing Drugs for Treatment. Guidance for Industry) and on recently conducted studies by other sponsors, we negotiated SPA agreements for cUTI, cIAI and uUTI. All three Phase 3 clinical trials were initiated in the third quarter of 2018, and completed enrollment by the end of 2019. Oral sulopenem alone was studied for the treatment of outpatients with a uUTI.  Oral sulopenem and sulopenem were studied for the treatment of cIAI and cUTI. A brief overview of the comparator agents, sample size, timing of efficacy assessments and duration of oral and IV dosing is provided in the graphic below. Non-inferiority in these clinical trials was defined by the lower limit of the confidence interval in the treatment difference of no more than -10%. The uUTI clinical trial also tested for superiority in the subset of patients with ciprofloxacin resistant pathogens at baseline. An open-label noncomparative treatment study of oral ciprofloxacin 250 mg twice daily for three days in uUTI patients was conducted to help characterize certain sample size assumptions as well as enable study logistics for this Phase 3 clinical trial. Patients in the cUTI and cIAI clinical trials received five days of sulopenem IV or comparator and then stepped down to two to five additional days of oral treatment with either oral sulopenem or ciprofloxacin.  In the cIAI study, metronidazole was added to ciprofloxacin in the oral stepdown regimen.

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

	Sulopenem	Ertapenem	Difference (95% Confidence Interval)
Test of Cure
microMITT	85.5%	90.2%	-4.7% (-10.3, 1.0)
MITT	87.2%	90.0%	-2.9% (- 7.7, 2.0)
Clinically Evaluable	93.6%	95.7%	-2.0% (-5.7, 1.7)
Microbiologically Evaluable	92.5%	95.5%	-3.0% (-7.5, 1.4)
End of Treatment
microMITT	83.5%	85.3%	-1.8% (- 8.1, 4.5)
MITT	83.7%	85.4%	-1.7% (-7.1, 3.8)
Clinically Evaluable	89.4%	90.0%	-0.7% (-5.6, 4.3)
Microbiologically Evaluable	88.5%	88.9%	-0.4% (-6.3, 5.4)

In the Phase 3 cUTI trial, clinical outcome at the test-of-cure visit was noted as cure for those patients who are alive, who demonstrate resolution of the symptoms of cUTI present at trial entry (and no new symptoms) such that no new antibiotics are required, as well as the demonstration that the bacterial pathogen(s) found at trial entry are reduced to <103 CFU/mL on urine culture on Day 21. The primary endpoint was clinical and microbiologic response on Day 21 in the micro-MITT population. The micro-MITT population consists of those randomized patients who received a dose of study drug and had a gram-negative organism isolated in their urine. In this population, the difference in outcomes was 6.1% with a 95% confidence interval on that difference of -12.0% to -0.1%. Non-inferiority for the primary endpoint required that the lower limit of the difference in the outcome rates be >-10%.

	Sulopenem	Ertapenem	Difference (95% Confidence Interval)
Test of Cure
microMITT	67.80%	73.90%	-6.1% (-12.0, -0.1)
Clinically Evaluable	89.4%	88.4%	1.0% (-3.1, 5.1)
End of Treatment
Overall Response	86.70%	88.90%	-2.2% (-6.5, 2.2)

In the uUTI trial, clinical outcome at the test-of-cure visit was noted as cure for those patients who are alive, who demonstrate resolution of the symptoms of uUTI present at trial entry (and no new symptoms) such that no new antibiotics are required, as well as the demonstration that the bacterial pathogen(s) found at trial entry are reduced to <103 CFU/mL on urine culture on Day 12. The primary endpoint was clinical and microbiologic response on Day 12 in the micro-MITT population. The micro-MITT population consists of those randomized patients who received a dose of study drug and had a gram-negative organism isolated in their urine. Two independent populations were prespecified and tested for an overall response of success at the test of cure, or TOC, (Day 12): a) Superiority (286 patients): quinolone non-susceptible population assessed for superiority, defined as a p value <0.05, and b) Non-inferiority (785 patients): quinolone-susceptible population tested for non-inferiority, based on lower limit of 95% confidence interval (‘CI’) for difference in microbiologic-modified intent to treat population being less than -10%.

Micro-MITT population		Sulopenem n/N (%)	Ciprofloxacin n/N (%)	Difference (95% CI)	P value

Quinolone Non-Susceptible Population	Overall Response (TOC)	92/147 (62.6%)	50/139 (36.0%)	26.6% (15.1, 37.4)	< 0.001
	Reason for Failure: ASB	27 (18.4%)	38 (27.3%)
	Clinical Response (TOC)	122/147 (83.0%)	87/139 (62.6%)	20.4% (10.2, 30.4)	< 0.001
	Overall Response (EOT)	95/147 (64.6%)	42/139 (30.2%)	34.4% (23.1, 44.8)	< 0.001

Quinolone Susceptible Population	Overall Response (TOC)	247/370 (66.8%)	326/415 (78.6%)	-11.8% (-18.0, -5.6)
	Reason for Failure: ASB	47 (12.7%)	16 (3.9%)
	Clinical Response (TOC)	300/370 (81.1%)	349/415 (84.1%)	-3.0% (-8.4, 2.3)
	Overall Response (EOT)	240/370 (64.9%)	271/415 (65.3%)	-0.4% (-7.1, 6.2)

Combined (Quinolone Susceptible and Quinolone Non-Susceptible Populations)	Overall Response (TOC)	339/517 (65.6%)	376/554 (67.9%)	-2.3% (-7.9, 3.3)
	Reason for Failure: ASB	74 (14.3%)	54 (9.7%)
	Clinical Response (TOC)	422/517 (81.6%)	436/554 (78.7%)	2.9% (-1.9, 7.7)
	Overall Response (EOT)	335/517 (64.8%)	313/554 (56.5%)	8.3% (2.4, 14.1)	0.006

In the quinolone non-susceptible population, sulopenem is superior to ciprofloxacin.  In the Combined TOC (quinolone susceptible and quinolone non-susceptible populations), sulopenem is non-inferior to ciprofloxacin; however, in the quinolone susceptible population only, sulopenem is not non-inferior due primarily to asymptomatic bacteriuria at TOC (at end of treatment, results are similar between arms).

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

Data is also available for the oral formulation collected in healthy volunteers in the Phase 1 program conducted by Pfizer and Iterum that is consistent with the adverse event profile observed above. An additional adverse event of interest identified with the oral prodrug, as further assessed in detail in clinical trial IT001-101, is loose stool/diarrhea, which was considered of mild severity and self-limited, as seen with other broad spectrum oral antibiotics with activity against the anaerobic flora of the gastrointestinal tract. During the seven-day dosing interval, the incidence of diarrhea, defined as having three or more episodes of loose stool in one day or having two or more episodes of loose stool per day for two consecutive days, peaked at 13% on Day 3 and fell to 2% by Day 7, with no patient discontinuing their dosing due to this event. For patients who took their dose with food, the peak incidence was 9%, dropping again to 3% by Day 4, similar to placebo. Some patients also identified a mild change in the odor of their urine after dosing with either the oral or IV formulations, as can be seen with other ß-lactam antibiotics.

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

Intellectual Property Relating to Oral Sulopenem

As of February 28, 2021, we have exclusively licensed from Pfizer two U.S. patents and three foreign patents, including one U.S. patent directed to composition of matter of sulopenem etzadroxil, which is projected to expire in 2029, subject to potential extension under the Hatch-Waxman Act to 2034, and three foreign patents related to oral sulopenem. We also own three U.S. patent applications (including one U.S. provisional patent application), two PCT patent applications, and nine foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid.  Any U.S. or foreign patents issuing from the pending applications are projected to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions.

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

If approved, oral sulopenem could compete with a few oral antibiotics currently in clinical development, including gepotidacin from GlaxoSmithKline, tebipenem pivoxil from Spero Therapeutics, Inc. and pivmecillinam from Utility Therapeutics Limited.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from Allergan plc and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck

& Co., Zemdri from Cipla, Xerava from La Jolla Pharmaceutical Company, Recarbrio from Merck & Co, and Fetroja from Shionogi & Co., Ltd. In addition, Nabriva Therapeutics plc’s Contepo is an IV-administered product candidate in late-stage clinical development intended to treat resistant gram-negative infections.

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

QIDP Status

As noted above, the FDA has designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI and cIAI as well as community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status makes sulopenem eligible to benefit from certain incentives for the development of new antibiotics provided under the GAIN Act. Further, QIDP status could add five years to any other regulatory exclusivity period that may be granted. QIDP status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. Fast track status provides an opportunity for more frequent meetings with the FDA, more frequent written communication related to the clinical trials, eligibility for accelerated approval and priority review and the potential for a rolling review.

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

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of clinical data;
•	payment of user fees and securing FDA review and approval of the NDA; and
•	commitment to comply with any post-approval requirements and the potential requirement to conduct post-approval studies.

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

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application. Our Expanded Access Program for oral sulopenem for the treatment of cUTIs due to quinolone non-susceptible uropathogens after an initial course of effective intravenous therapy became available in December 2020.

 There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, sponsors are required to make policies for evaluating and responding to requests for expanded access for patients publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial, or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a biologics license application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act.  The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In 2017, with passage of the FDA Reauthorization Act of 2017, Congress further modified these provisions.  Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the PREA. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

FDA Review and Approval of an NDA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. The FDA granted us a small business waiver of the application fee in respect of our NDA for oral sulopenem based on its determination that we meet the statutory requirements of the FDCA. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. Furthermore, the FDA is not required to complete its review within the established ten-month timeframe and may extend the review process by issuing requests for additional information or clarification.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (REMS) plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.   The FDA provided written notice to us in February 2021 that there is currently no requirement for a REMS plan in connection with our NDA for oral sulopenem.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facilities in which it is manufactured, processed, packaged or held meet standards designed to assure the product’s continued safety, quality and purity. In January 2021, the FDA accepted for review our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA currently plans to hold an advisory committee meeting on June 2, 2021 to discuss our NDA.

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

Exclusivity and Approval of Competing Products

Hatch-Waxman Exclusivity

Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. We believe that our product candidate under review, oral sulopenem, is a new chemical entity. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA, submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of data exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing patent or non-patent regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA or biologics license application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the period during which the FDA cannot approve another application.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new legislation aims at simplifying and streamlining the approval of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval of a clinical trial to a reporting EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials. In January 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit which was conducted in December 2020, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The Clinical Trials Regulation becomes applicable six months after the European Commission publishes notice of this confirmation and has published an expected system “go live” in December 2021.

As in the United States, similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.

Marketing Authorization

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. The Medicines and Healthcare products Regulatory Agency has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the United Kingdom’s regulatory position on medicinal products evolves over time.

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

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act.  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew the Department of Justice’s support for this lawsuit.  A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden rescinded those orders and issued a new executive order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this executive order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Commercialization Strategy and Organization

Given our stage of development, we have not yet established a commercial organization or distribution capabilities for our initial indication. If approved, we intend to commercialize our sulopenem program in the United States with a commercial partner with a targeted sales force in the community setting.

We have engaged a leading provider of commercial services to the life science industry to initiate pre-launch activities for oral sulopenem, followed by planned commercialization services upon final agreement. Prior to potentially receiving marketing approval of our NDA currently under FDA review, we plan to develop an awareness program to familiarize physicians in the community setting with the rising rate of resistance of pathogens to the current oral therapies for uUTI, and in particular, the resistance rate of E. coli to quinolones in the specific areas those physicians are practicing. We plan to accomplish this through a multi-faceted electronic campaign. Additionally, prior to potential commercial launch of oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen, if approved, we plan to develop marketing, sales and training materials as well as begin interacting with physicians to discuss the uUTI disease state and challenges that the existing treatments are facing.

If our NDA is approved, we plan to work with our third-party provider to build a fully integrated commercial infrastructure to launch oral sulopenem in the United States.  The commercial infrastructure would be led operationally by highly experienced management personnel and comprised of a sales force, marketing team, health resource group and a managed markets group focused on reimbursement and access with third-party payors. We also plan to have in place a patient and healthcare practitioner support group to assist with information requests, reimbursement logistics and assistance, and provide educational materials where appropriate.

We expect our sales team to focus its efforts on the physicians in the community and we plan to segment these physicians into priority targets based on three key variables: the rate of resistance in a physician’s territory, the number of prescriptions generated by an individual physician for uUTI and the commercial payor coverage in that territory.  With these target physicians, we plan to deploy our commercial resources to highlight the patient profiles that would be appropriate for oral sulopenem, including patients with suspected or known quinolone resistant pathogens. We expect our commercial teams will work with physicians in the infectious disease field to answer questions regarding sulopenem’s clinical results and its pharmacokinetic profile, conduct medical education events regarding the emerging science and build awareness of sulopenem. To the extent access for, and awareness of, our sulopenem program increases, we would plan to broaden our target audience and geography by increasing the number of sales representatives to capture a larger percentage of the market.

We plan to focus our initial commercial efforts on the U.S. market, which we believe represents the largest market opportunity for our sulopenem program. We are currently evaluating our potential commercialization strategy outside the United States and believe that Europe and Asia represent significant opportunities because of rising rates of ESBL and quinolone resistance in these geographies, which in many countries exceeds the United States’ resistance rate.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of any of our product candidates. We currently rely on four third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for our preclinical research and clinical trials. As of February 28, 2021, we had a 2-person team dedicated to managing the relationships with these manufacturers and the manufacturing process. Due to the complex and critical nature of drug manufacturing, we have employed a dual sourcing strategy in order to register two suppliers and validate one supplier for sulopenem etzadroxil API at the time we submitted our NDA, with each supplier capable of producing commercial scale quantities under cGMP conditions. We also intend to have a third-party manufacturer produce the oral sulopenem bilayer tablets. In the future, given the importance of our oral formulation, we plan to pursue additional sources to manufacture tablets.

Employees and Human Capital

As of February 28, 2021, we had 7 full-time employees, including a total of two employees with M.D. or Ph.D. degrees. We are also supported by consultants and contractors in most areas of the business, including clinical, regulatory, CMC, Quality Assurance and finance and business and operations support. Four of our employees were primarily engaged in research and development activities, with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good. If we receive approval for oral sulopenem, we may increase our workforce to support commercialization activities, and, if we pursue additional clinical work related to cUTI and/or other indications, we may increase our research and development headcount.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing employees and additional employees that may be hired.  The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of share-based compensation awards.

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

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission, or SEC, in evaluating our company and our business. Investing in our ordinary shares involves a high degree of risk. If any of the events described in the following Risk Factors and the risks described elsewhere in this Annual Report on Form 10-K actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our ordinary shares could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Capital Requirements

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program.

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of December 31, 2020, we had an accumulated deficit of $286.9 million and cash and cash equivalents of $14.5 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. The FDA has assigned a PDUFA (Prescription Drug User Fee Act) goal date for completion of the review of oral sulopenem of July 25, 2021.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under financing arrangements with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement (the Loan and Security Agreement). In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of approximately $17.4 million and net proceeds of approximately $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of approximately $46.0 million and net proceeds of approximately $42.1 million after deducting fees payable to the underwriter and other estimated offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of approximately $35.0 million and net proceeds of approximately $32.2 million after deducting fees payable to the placement agent and other estimated offering expenses payable by us. Through February 28, 2021, net proceeds of $15.1 million have been received from the exercise of certain warrants issued as part of the June 30 Offering and October Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, carry out pre-commercialization activities, potentially launch oral sulopenem and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials for oral sulopenem and/or sulopenem, which include our planned Phase 1 clinical trials related to pediatric indications;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
•

establish sales, marketing and distribution capabilities either directly or through a third-party, to commercialize oral sulopenem and/or sulopenem in the United States if we obtain marketing approval from the FDA;

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

We will require additional capital to fund our operations. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

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

Based on our current operating plan, we estimate that our existing cash and cash equivalents as of December 31, 2020, together with the net proceeds of approximately $74.3 million from the February 2021 Underwritten Offering and February 2021 Registered Direct Offering, should be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2023, including through the PDUFA goal date of July 25, 2021 for completion of the FDA’s review of the NDA for oral sulopenem for the treatment of uUTI in patients with quinolone-non-susceptible pathogens and the potential commercial launch of oral sulopenem. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Although we have successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts, which would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy.

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing of regulatory review and potential approval of our pending NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen;

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

•

the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on timing of regulatory approval and commercialization of any future products; and

•

the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

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

In connection with the February 2021 Underwritten Offering, we entered into an Underwriting Agreement (the Underwriting Agreement) on February 3, 2021 with the underwriter. The Underwriting Agreement contains certain covenants, including covenants prohibiting the issuance of our ordinary shares or securities convertible or exchangeable into our ordinary shares for a period of 60 days after the closing of the February 2021 Underwritten Offering and prohibiting us from entering into variable rate transactions for a period of 12 months after the closing of the February 2021 Underwritten Offering, subject to certain exceptions.  In addition, in connection with the June 3 Offering, the June 30 Offering, the October Offering, and the February 2021 Registered Direct Offering, we entered into securities purchase agreements which contain certain covenants, including prohibiting us from entering into variable rate transactions for a period of 12 months after the closing of the respective offerings, subject to certain exceptions. These and other provisions in the financing documents could deter or prevent us from raising additional capital.  Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy.

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

•

establishing sales, marketing and distribution capabilities either directly or through a third-party, to commercialize oral sulopenem and/or sulopenem or entering into collaboration arrangements for the commercialization of oral sulopenem and/or sulopenem where we choose not to commercialize directly ourselves; and

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

In addition, the EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Note).  Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest.  Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs.  This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections.  For example, following the October Offering, the exchange rate of the Exchangeable Notes increased and the exchange price of the Exchangeable Notes adjusted from the previous exchange price of $1.00 per ordinary share (at the exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes) to $0.7775 per ordinary share (at an adjusted exchange rate of 1,286.1845 shares per $1,000 of principal and interest on the Exchangeable Notes). As of February 28, 2021, approximately $16.2 million aggregate principal amount of Exchangeable Notes remained outstanding. In addition, the exercise price and the number of shares issuable under our outstanding warrants are subject to adjustment pursuant to the terms of the applicable warrant. This indebtedness could make it more difficult for us to raise additional capital to fund our operations.

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

The exchange feature of the Exchangeable Notes may adversely affect our financial condition and operating results

Beginning January 21, 2021 and prior to the earlier of (i) the close of business on the scheduled trading day immediately preceding a mandatory exchange notice for the Exchangeable Notes, which would be triggered by the occurrence of any of certain mandatory exchange trigger events specified in the EN Indenture, and (ii) the close of business on the second scheduled trading day immediately preceding the interest record date, holders of Exchangeable Notes are entitled to exchange the Exchangeable Notes at any time at their option. If holders continue to elect to exchange their Exchangeable Notes, unless we elect to satisfy our exchange obligation by delivering solely ordinary shares (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our exchange obligation in cash, which could adversely affect our liquidity. The relevant accounting rules require that we recognize liabilities which appropriately reflect our obligations specified in the EN Indenture. Therefore, even if holders do not elect to exchange their Exchangeable Notes, our liabilities and statement of operations could be significantly impacted.

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

We have filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019 (File No. 333-232569), and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. The extent to which we are able to utilize the shelf registration statement as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, general market conditions and restrictions on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting ordinary shares held by non-affiliates, in any trailing 12-month period.  As of February 28, 2021, we had issued $98.1 million of securities registered under our universal shelf registration statement.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior pre-clinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has assigned a PDUFA goal date for completion of the review of oral sulopenem of July 25, 2021.  The FDA currently plans to hold an advisory committee meeting on June 2, 2021 to discuss the NDA. However, due to a variety of factors, including those described in this “Risk Factors” section, we may nonetheless be delayed in obtaining or ultimately be unable to obtain FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has designated our application as a priority review and consequently assigned a PDUFA goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA currently plans to hold an advisory committee meeting on June 2, 2021 to discuss the NDA. However, due to a variety of factors, including those described in this “Risk Factors” section, we may nonetheless be ultimately unable to obtain FDA approval for sulopenem for this or any other indication or any other product or to successfully commercialize sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Further, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections.  Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has assigned a PDUFA goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA currently plans to hold an advisory committee meeting on June 2, 2021 to discuss the NDA.

It is possible that the FDA may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. If the FDA does not approve our planned NDA, it may require that we conduct additional costly clinical, non-clinical or manufacturing validation studies before it will reconsider our application(s). Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available.

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

We may not commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the EMA, and we may never receive such approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. While we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020, which was accepted by the FDA for review in January 2021, we have not previously submitted an NDA to the FDA or similar applications to comparable foreign regulatory authorities for any of our product candidates.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. We submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has assigned a PDUFA goal date for completion of the review of oral sulopenem of July 25, 2021 and currently plans to hold an advisory committee meeting on June 2, 2021 to discuss the NDA.

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

We may encounter unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for oral sulopenem, sulopenem or any of our other product candidates, including:

•

although we conducted our Phase 3 clinical trials pursuant to Special Protocol Assessment (SPA) agreements and the FDA accepted our NDA application for review in January 2021, the FDA or other comparable foreign regulatory authorities may ultimately disagree as to the design or implementation of our Phase 3 clinical trials or other clinical trials;

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

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI [and cIAI] in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating superiority to ciprofloxacin, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. It is possible that the FDA may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. Other companies in the pharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials.

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

To date, sulopenem and sulopenem etzadroxil have generally been well tolerated in clinical trials conducted in healthy subjects and patients. During the development of oral sulopenem and sulopenem, patients have experienced drug-related side effects including diarrhea, temporary increases in hepatic enzymes, allergic reactions, and rash. In the Japanese program conducted by Pfizer in the early 1990s, one patient reported a serious adverse event related to sulopenem of a transient elevation in liver function tests. The patient died due to metastatic lung cancer. Other serious adverse events recorded in patients receiving sulopenem in the Japanese program, which were not considered by the investigator to be related to sulopenem, included myocardial infarction with respiratory failure and progression of underlying ovarian carcinoma, in both cases resulting in death. For each of these patients, sulopenem was not determined to be the cause of death.

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

In addition, the potential market opportunity for oral sulopenem and sulopenem is difficult to estimate. Our estimates of the potential market opportunity are predicated on several key assumptions such as industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions prove to be inaccurate, then the actual market for oral sulopenem and/or sulopenem could be smaller than our estimates of the potential market opportunity. If the actual market for oral sulopenem and/or sulopenem is smaller than we expect, or if the product fails to achieve an adequate level of acceptance by physicians, health care payors, patients, hospitals and others in the medical community, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

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

We are currently evaluating our commercialization strategy in the United States and other territories. We are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties.  If oral sulopenem and/or sulopenem receive regulatory approval, we may build a commercial organization and recruit a targeted sales force with technical expertise, an internal marketing and health resource group, as well as a managed markets group focused on reimbursement activities with third-party payors and a specialty distribution team to ensure pharmacy-level stocking and, where we choose not to commercialize directly ourselves, we will seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. We are not currently party to any such arrangements but have engaged a potential commercial partner for commercialization services in the U.S. market and this commercial partner has initiated pre-launch activities.  The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

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

For those countries in which we choose not to commercialize directly ourselves, which may include the United States, we intend to use collaborators that have direct sales forces and established distribution systems to assist with the commercialization of oral sulopenem, sulopenem and any other product candidate.  We have engaged a potential commercial partner for commercialization services in the U.S. market to initiate pre-launch activities.   As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

Furthermore, we may be unsuccessful in entering into the necessary arrangements or definitive agreements with third parties, including with respect to the potential commercialization of oral sulopenem in the United States, if approved, or in obtaining all necessary approvals that may be required to enter into such arrangements, or may be unable to do so on terms that are favorable to us. In addition, we likely would have little control over such third parties, and any of them might fail to devote the necessary resources and attention to sell and market our products effectively.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from Allergan plc and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla, Xerava from La Jolla Pharmaceutical Company, Recarbrio from Merck & Co, and Fetroja from Shionogi & Co., Ltd.  In addition, Nabriva Therapeutics plc’s Contepo is an IV-administered product candidate in late-stage clinical development intended to treat resistant gram-negative infections.

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

We currently expect that sulopenem IV, if approved, will be administered in a hospital setting, and oral sulopenem, if approved, will be used in a community setting and possibly be administered in a hospital inpatient setting as well. In the United States, third-party payors generally reimburse hospitals a single bundled payment established on a prospective basis intended to cover all items and services provided to the patient during a single hospitalization. Hospitals bill third-party payors for all or a portion of the fees associated with the patient’s hospitalization and bill patients for any deductibles or co-payments. Because there is typically no separate reimbursement for drugs administered in a hospital inpatient setting, some of our target customers may be unwilling to adopt our product candidates in light of the additional associated cost. If we are forced to lower the price we charge for our product candidates, if approved, our gross margins may decrease, which would adversely affect our ability to invest in and grow our business.  Centers for Medicare and Medicaid Services (CMS) recently revised its reimbursement system for certain antibiotics in order to address challenges associated with antimicrobial resistance.  Based on the final rule published on August 2, 2019, CMS is finalizing an alternative new technology add-on payment pathway for certain breakthrough devices, and under this policy, a QIDP product will be considered new and will not need to demonstrate that it meets the substantial clinical improvement criterion.  Instead it will only need to meet the cost criterion.  CMS has also increased the new technology add-on payment percentage to 75 percent for an antimicrobial designated by the FDA as a QIDP. The potential impact of this rule on sulopenem has not yet been assessed.  On January 21, 2020, CMS updated its billing guidance on changes to new technology add-on payments for innovative antibiotics.

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

We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including, but not limited to, natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could delay or negatively impact the development and commercialization of our sulopenem program and any future product candidates or technology, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property or, could lead to the public exposure of personal information (including sensitive personal information) of our employees and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to disclosure or modification of, personally identifiable information, could harm our reputation, compel us to comply with applicable European, and United States federal and/or state, breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation and liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer reputational damage, financial loss and other negative consequences because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

Although we are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties. For those countries in which we choose not to commercialize directly ourselves, we intend to seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include service providers to the pharmaceutical industry, large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements but have engaged a potential commercial partner for commercialization services in the U.S. market and this commercial partner has initiated pre-launch activities.  The EN Indenture and RLN Indenture each contain restrictions on entering into collaborations requiring consent of a portion of the holders of each of the Exchangeable Notes and RLNs.  There is no guarantee that we would be able to obtain such consent.

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

In addition, any proprietary name we propose to use with oral sulopenem, sulopenem or any other product candidate in the United States must be approved by the FDA, and in Europe by the EMA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA and the EMA each typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. While we have submitted our proposed proprietary name for oral sulopenem in connection with our NDA for oral sulopenem, if the FDA objects to our proposed proprietary product name, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA.

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

Although we have QIDP status and fast track designation for sulopenem and oral sulopenem for the indications of uUTI, cUTI and cIAI (and for the indications of community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease) which may provide for a more rapid NDA review cycle, the time required to obtain approval, if any, by the FDA and comparable foreign authorities is unpredictable and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may also change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that we will not be able to obtain regulatory approval for sulopenem or any product candidates or other indications that we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we or they receive regulatory approval of an NDA(s) from the FDA.

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and had our NDA application accepted for review by the FDA in January 2021, the FDA may still require us to conduct additional non-clinical studies or clinical trials for our product candidates either prior to or post-approval, and it may otherwise object to elements of our clinical development program.

An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA has substantial discretion in the review and approval process and may refuse to accept for filing any application or may decide that our data is insufficient for approval and require additional non-clinical, clinical or other studies. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates or require us to conduct additional non-clinical or clinical testing or abandon a program for many reasons, including:

•

the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials, although we conducted our Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and the FDA has accepted our NDA for review;

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

Of the large number of drugs in development, only a small percentage complete the FDA or foreign regulatory approval processes and are successfully commercialized. The lengthy review process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval, which would significantly harm our business, financial condition, results of operations and growth prospects. The FDA plans to hold an advisory committee meeting for oral sulopenem on June 2, 2021.

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

The FDA has established regulations to govern the drug development and approval process, as have foreign regulatory authorities. The policies of the FDA and other regulatory authorities may change and additional laws may be enacted or government regulations may be promulgated that could prevent, limit, delay, or alternatively accelerate regulatory review of our product candidates.  Further, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit.  Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020 and a transition period to December 31, 2020, was established to allow the United Kingdom and the European Union to negotiate the United Kingdom’s withdrawal.  As a result, effective January 1, 2021, the United Kingdom is no longer part of the European Single Market and European Union Customs Union.  A co-operation agreement was signed between the United Kingdom and the European Union in December 2020 which has been applied provisionally since January 1, 2021 until it is ratified by all parties to that agreement.  The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

In the United States, there have been and continue to be a number of legislative and regulatory changes, and proposed changes, that could affect the future results of our business and operations. In particular, there have been and continue to be a number of initiatives at the federal and states levels that seek to reduce healthcare costs. For example, in March 2010 the Patient Protection and Affordable Care Act (as amended by the Health Care and Education Reconciliation Act) was enacted (the ACA), which has substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Among the provisions of the ACA, of greatest importance to the pharmaceutical and biotechnology industry are the following:

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA.  A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including  directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden issued a new executive order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this executive order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This executive order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

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

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when approved.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States.  To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction.  It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations  and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the trade control laws. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.  Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business

Given the breadth and depth of changes in data protection obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities, and could lead to government enforcement actions, private litigation and significant fines and penalties against us, all of which could increase our cost of doing business and have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Corey N. Fishman, our Chief Executive Officer, as well as the other principal members of our management team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. For example, our chief scientific officer resigned in December 2020 and transitioned to a consulting role and member of our board of directors.  We do not maintain “key man” insurance with respect to any of our executive officers or key employees.

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

We could experience growth in the number of our employees and the scope of our operations, in the event we are successful in obtaining regulatory approval particularly in the areas of manufacturing, regulatory affairs, sales, marketing and health resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage any expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any growth experienced could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage such growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

In addition, we have and may continue to need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses.  For example, in 2020, we experienced a significant reduction in workforce as our initial sulopenem development program concluded.  If we receive approval for oral sulopenem, we may increase our workforce to support commercialization activities, and, if we pursue additional clinical work related to cUTI and/or other indications, we may increase our research and development headcount.

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
•

business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires, public health crises, or pandemics, like COVID-19; and

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

The COVID-19 pandemic may negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. Responsive measures to COVID-19 have resulted in restrictions on operations at clinical trial sites which could impact the initiation of patient enrolment for our planned Phase 1 clinical trials related to paediatric indications. In addition, the COVID- 19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates.  The FDA’s review of our pending NDA for oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections.  Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations. For example, current and future restrictions on in-person interactions may impact how we commercialize our product candidates, if approved, and we may need to apply non-traditional marketing methods, which may ultimately not be efficient or successful.

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

We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the COVID-19 pandemic is not effectively and timely controlled, we may experience prolonged disruption of our clinical trials, suppliers or contract manufacturers, extended closures of facilities, such as clinical trial sites, suppliers, manufacturers and distributors, including single source suppliers, and delays with respect to regulatory approvals or the commercialization of any of our products candidates, if approved. Such events may materially and adversely affect our business operations and financial condition. Additionally, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Moreover, it is possible the COVID-19 pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, our operations or the global and political environment as a whole but it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects.

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

We were a passive foreign investment company (PFIC) for U.S. federal income tax purposes for our taxable year ended December 31, 2017. Based on our gross income and average value of our gross assets, we do not believe we (or our wholly owned non-U.S. subsidiaries) were a PFIC for the taxable year ended December 31, 2018 or for any subsequent completed taxable year.  We do not expect to be a PFIC for the taxable year ending December 31, 2021; however, our status, and the status of our non-U.S. subsidiaries, in any taxable year will depend on our assets and activities as determined at various times throughout that taxable year. As our PFIC status is a factual determination made annually after the end of each taxable year, there can be no assurances as to that status for the current taxable year or any future taxable year.

We will be a PFIC in any taxable year if at least (i) 75% of our gross income is “passive income” or (ii) 50% of the average gross value of our assets, determined on a quarterly basis, is attributable to assets that produce, or are held for the production of, passive income. We refer to the passive income test as the “PFIC Income Test” and the asset test as the “PFIC Asset Test”.

As used in this section, Risks Related to Taxation, the term “U.S. Holder” means a beneficial owner of our ordinary shares (other than a partnership or other pass-through entity) that is, for U.S. federal income tax purposes, (1) an individual who is a citizen or resident of the United States, (2) a corporation (or entity treated as a corporation) created or organized in or under the laws of the United States, any state thereof, or the District of Columbia or otherwise treated as a “domestic corporation” for such purposes, (3) an estate the income of which is subject to U.S. federal income tax regardless of its source or (4) a trust (x) with respect to which a court within the United States is able to exercise primary supervision over its administration and one or more United States persons have the authority to control all of its substantial decisions or (y) that has elected under applicable U.S. Treasury regulations to be treated as a domestic trust. If a partnership or other pass-through entity holds our ordinary shares, the U.S. federal income tax treatment of a partner in that partnership or entity generally will depend upon the status of that partner and the activities of that partnership or entity.

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

Our ordinary shares began trading on the Nasdaq Global Market on May 25, 2018 and on December 23, 2020, we transferred the listing of our ordinary shares to The Nasdaq Capital Market. Given the relatively limited trading history of our ordinary shares, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our ordinary shares and thereby affect the ability of shareholders to sell their shares. An inactive trading market for our ordinary shares may also impair our ability to raise capital to continue to fund our operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The price of our ordinary shares has been volatile and could be subject to volatility related or unrelated to our operations and our shareholders’ investment in us could suffer a decline in value.

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $4.38 on May 19, 2020 and a low price of $0.457 on October 28, 2020 in the twelve-month period ending on March 11, 2021. During this time, the price per ordinary share has ranged from an intra-day low of $0.45 per share to an intra-day high of $6.02 per share.  The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares. The trading price of our ordinary shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our ordinary shares may be influenced by those factors discussed elsewhere in this “Risk Factors” section of this document and others, such as:

•	results from, and any delays in clinical trials;
•	announcements of regulatory approval or disapproval of oral sulopenem, sulopenem or future product candidates;
•

announcements with respect to the outcome, impact, effects or results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all;

•	delays in the commercialization of oral sulopenem, sulopenem or any future product candidates;
•	manufacturing and supply issues related to our development programs and commercialization of oral sulopenem, sulopenem or any of our future product candidates;
•	quarterly variations in our results of operations or those of our competitors;
•	changes in our earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;
•	announcements relating to future development or license agreements including termination of such agreements;
•	adverse developments with respect to our intellectual property rights or those of our principal collaborators;
•	commencement of litigation involving us or our competitors;
•	changes in our board of directors or management;
•	new legislation in the United States relating to the prescription, sale, distribution or pricing of drugs;
•	product liability claims, other litigation or public concern about the safety of oral sulopenem, sulopenem or future products;
•	failure to comply or regain compliance with the Nasdaq Capital Market continued listing requirements;
•	market conditions in the healthcare market in general, or in the antibiotics segment in particular, including performance of our competitors;
•

general economic conditions in the United States and abroad, including resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, hurricanes, typhoons, floods and fires, public health crises, or pandemics, like COVID-19; and

•	the other factors described in this “Risk Factors” section.

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

If we fail to maintain compliance with the listing requirements of the Nasdaq Capital Market, we may be delisted and the price of our ordinary shares, our ability to access the capital markets and our financial condition could be negatively impacted.

On July 15, 2020, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (Nasdaq) notifying us that, for the last 30 consecutive business days, the market value of our listed securities was less than the minimum $50,000,000 requirement for inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the MVLS Rule). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we were provided an initial period of 180 calendar days, or until January 11, 2021, to regain compliance with the MVLS Rule.

In December 2020, we applied to transfer the listing of our ordinary shares from The Nasdaq Global Market to The Nasdaq Capital Market.  On December 18, 2020, we received a letter from Nasdaq approving our request to transfer the listing of our ordinary shares to The Nasdaq Capital Market.  This transfer became effective at the opening of business on December 23, 2020. Nasdaq indicated that in connection with the transfer to The Nasdaq Capital Market, we regained compliance with the MVLS Rule and the matter was closed.

On September 24, 2020 we received a letter from the Listing Qualifications Department notifying us that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) (the MVPHS Rule) and, in accordance with Nasdaq Listing Rule 5810(c)(3)(D), had an initial period of 180 calendar days, or until March 23, 2021, to regain compliance with the MVPHS Rule.  On December 14, 2020, we received notification from Nasdaq that, for 13 consecutive trading days, from November 24, 2020 to December 11, 2020, the market value of our publicly held shares (MVPHS) had been $15.0 million or greater, indicating that we had regained compliance with the MVPHS Rule and the matter was closed.

On September 24, 2020, we received a separate letter from the Listing Qualifications Department, indicating that, based on the closing bid price for the previous 30 consecutive business days, the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5450(a)(1) to maintain a minimum bid price of $1.00 per share (the Bid Price Rule). Under Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until March 23, 2021, to regain compliance with the Bid Price Rule. On January 22, 2021, we received formal notification from Nasdaq confirming that for the period from January 7 to January 21, 2021 the closing bid price of our ordinary shares had been $1.00 per share or greater. Accordingly, Nasdaq confirmed that we had regained compliance with the Bid Price Rule and that the matter was closed.

Our ordinary shares are currently listed for quotation on the Nasdaq Capital Market. To maintain the listing of our ordinary shares on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others:

•	a minimum closing bid price of $1.00 per share, and
•	a market value of publicly held shares (excluding shares held by our officers, directors and 10% or more shareholders) of at least $1.0 million.

In addition to the above requirements, we must meet at least one of the following requirements:

•	shareholders equity of at least $2.5 million; or
•	a market value of listed securities of at least $35 million; or
•	net income from continuing operations of $500,000.

Although we have been able to regain compliance with Nasdaq listing deficiencies in the past, there can be no assurance that we will be successful in maintaining the listing of our ordinary shares on the Nasdaq Capital Market or regaining compliance with any future deficiencies. This could impair the liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our ordinary shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.   The delisting of our ordinary shares from The Nasdaq Stock Market could also negatively impact our financial condition as it would constitute (i) an event of default under the Loan and Security Agreement, which could lead to an acceleration of amounts due under the Loan and Security Agreement and foreclosure upon and/or sale or other liquidation of all of our and our subsidiaries’ assets, including intellectual property; and (ii) a fundamental change under the EN Indenture, which could trigger an obligation for us to repurchase the Exchangeable Notes at a repurchase price of 300% of the principal amount of the outstanding Exchangeable Notes.

Through the RLNs, we transferred to the holders thereof rights to receive certain payments in connection with commercial sales of sulopenem, which may reduce our ability to realize potential future revenue from such sales.

As part of the Private Placement and the Rights Offering, Iterum Bermuda issued RLNs which entitle the holders thereof to certain payments in connection with commercial sales of sulopenem.  Holders of RLNs are entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (each, a Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as defined below) has been paid in respect of the RLNs, or (ii) December 31, 2045 (the End Date), or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of February 28, 2021, approximately $16.2 million aggregate principal amount of Exchangeable Notes remained outstanding.  The warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3 Offering, the June 30 Offering,  the October Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Additionally, the exercise of outstanding options and vesting of restricted share units under our equity incentive plans or inducement grants or exercise of other outstanding warrants, including warrants issued to SVB and Life Sciences Fund II LLC, for ordinary shares may also dilute the ownership percentage or voting power of our shareholders.

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

In addition, the Exchangeable Notes are exchangeable for our ordinary shares upon the terms and conditions specified therein and a substantial portion have been exchanged for our ordinary shares.  Pursuant to the investor rights agreement we entered into in connection with the Private Placement, we have filed a registration statement covering the ordinary shares issuable in connection with the exchange of the Exchangeable Notes issued as part of the Private Placement, among other securities, and the ordinary shares issuable in connection with the exchange of the Exchangeable Notes issued in connection with the Rights Offering are also covered by a registration statement. Also, in connection with our June 3 Offering and June 30 Offering, we filed a registration statement providing for the resale by the purchasers in such offerings of ordinary shares issued and issuable upon exercise of the warrants purchased in such offerings and a substantial portion of the warrants have been exercised. As a result, the shares issuable upon exchange of such notes and upon exercise of such warrants are able to be sold by the holders thereof without restrictions, subject to compliance with securities laws.

Furthermore, ordinary shares that are issuable upon exercise of outstanding options or reserved for future issuance under our equity incentive plans or are issuable upon exercise of our other outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules or performance criteria and applicable securities laws. If any of these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

As a publicly-traded company, we have incurred and will continue to incur significant additional legal, accounting and other expenses compared to historical levels. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and the rules and regulations of the SEC and the Nasdaq Capital Market, have created uncertainty for public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to continue to increase our legal and financial compliance costs substantially and lead to diversion of management time and attention from revenue-generating activities.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Capital Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our ordinary shares. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Capital Market.

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

Under the Irish Takeover Rules, if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of the company, then the acquirer and/or, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for all of the outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months (known as a mandatory cash offer). This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company if the effect of such acquisition was to increase that person’s percentage of the voting rights by 0.05% within any 12 month period. The EN Indenture provides that if a holder of Exchangeable Notes notifies us that they would be subject to this mandatory offer requirement, we will only issue to such holder such number of ordinary shares that can be issued without triggering a mandatory cash offer on an exchange with the remaining ordinary shares to be delivered as promptly as practicable after the holder notifies us that they would no longer be subject to a mandatory cash offer request.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  This risk is especially relevant for us because pharmaceutical and biotechnology companies have experienced significant share price volatility in recent years.  In addition, we may be subject to securities class action litigation as a result of the financings.  If we face any such litigation, we could incur substantial costs defending the lawsuit and the time and attention of our management would be diverted from our business and operations, which could harm our business. We could also be subject to damages claims if we are found to be at fault in connection with a decline in our share price.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in Dublin, Ireland, where we lease approximately 5,551 square feet of office space. Our lease extends through November 2026, and we have the option to terminate the lease in November 2021 with one year’s notice and a six months’ rent penalty. We exercised our option to terminate this lease in November 2020.

In June 2018 we entered into a lease for a commercial unit in Dublin that extends through June 2038, with the option to terminate the lease in June 2028 with no penalty provided one year’s notice is given. In September 2020 we entered into a sub-lease agreement for this commercial unit in Dublin that extends through September 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Between May 25, 2018 and December 22, 2020, our ordinary shares have been publicly traded on The Nasdaq Global Market under the symbol “ITRM”. On December 23, 2020, we transferred the listing of our ordinary shares to The Nasdaq Capital Market. Prior to May 25, 2018, there was no public market for our shares.

Holders of Record

On February 28, 2021, we had approximately 13 shareholders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

  From January 1, 2020 through December 31, 2020, we sold and issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(1)

On January 21, 2020, Iterum Therapeutics Bermuda Limited, our wholly-owned subsidiary (“Iterum Bermuda”), issued, and we and each of our other subsidiaries guaranteed, an aggregate of 51,588 Units consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (the “Exchangeable Notes”), issued by Iterum Bermuda in the aggregate original principal amount of $51.6 million, fully and unconditionally guaranteed on an unsecured senior subordinated basis by us and each of our other subsidiaries, and (ii) Limited Recourse Royalty-Linked Subordinated Notes, issued by Iterum Bermuda in the aggregate original principal amount of $0.1 million, fully and unconditionally guaranteed on an unsecured senior subordinated basis by us and each of our other subsidiaries, for an aggregate purchase price of $51.6 million, before deducting placement agent fees and estimated offering expenses. SVB Leerink acted as the exclusive placement agent and received commissions of $1.4 million in connection with the private placement. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Note (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which was adjusted from the initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the indenture governing the Exchangeable Notes. The Exchangeable Notes will mature on January 31, 2025.

(2)

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

(3)

On June 30, 2020, we entered into a securities purchase agreement with Intracoastal Capital, LLC, Armistice Capital Master Fund, Ltd., and Anson Investments Master Fund LP. Pursuant to the securities purchase agreement, we issued to such investors warrants to purchase up to 1,686,343 ordinary shares. The warrants have an exercise price of $1.42 per share, are immediately exercisable and expire on January 2, 2026. Wainwright acted as placement agent for the offering and received commissions of $350,000 in connection with the offering. As partial consideration for the services provided to us by Wainwright as placement agent for the offering, we issued placement agent warrants to purchase an aggregate of 236,088 ordinary shares to designees of Wainwright. The placement agent warrants have an exercise price of $1.8531 per share, are immediately exercisable and expire on June 30, 2025.

The offer, sale and issuance of the securities in the private placement transactions described in paragraphs 1, 2 and 3 above were exempt from registration under Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) in that the transactions were by an issuer not involving any public offering and appropriate legends were placed upon the securities issued in these transactions. The sale of these securities were made without any general solicitation or advertising.

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

Overview

We are a clinical stage pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first oral branded penem available in the United States and the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have also successfully developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to herein as oral sulopenem. We believe that sulopenem and oral sulopenem have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones.

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application, or NDA, meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has designated our application as a priority review and consequently assigned a PDUFA (Prescription Drug User Fee Act) goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA currently plans to hold an advisory committee meeting on June 2, 2021 to discuss the NDA.

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

On July 5, 2019, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-232569) with the Securities and Exchange Commission (SEC), which was declared effective on July 16, 2019, and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. As of February 28, 2021, we had issued $98.1 million of securities registered under our universal shelf registration statement.

On January 21, 2020, we completed a private placement (Private Placement) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities) to a group of accredited investors. On September 8, 2020, we completed a rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Bermuda, issued and sold approximately $0.2 million aggregate principal amount of Exchangeable Notes and $0.02 million aggregate principal amount of RLNs to existing shareholders. The Securities were sold in units (the Units), with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.  As of January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Note (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which was adjusted from the initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the indenture governing the Exchangeable Notes. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs.  Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Securities in the Private Placement and the Right Offering of approximately $45.0 million, after deducting placement agent fees and offering expenses. As of February 28, 2021, approximately $16.2 million aggregate principal amount of Exchangeable Notes remained outstanding.

In April 2020, we began deferring payment on our share of U.S. payroll taxes owed, as allowed by the Coronavirus Aid Relief and Economic Security Act (CARES Act) through December 31, 2020. We are able to defer half of our share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

On April 3, 2020, the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program), which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (the Borrower), entered into a note (PPP loan) with Silicon Valley Bank (SVB) (the Lender) under the Program, pursuant to the Borrower receiving a PPP loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years.  Under the terms of the agreement, there were no payments due by us until after the 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020, and the remaining loan of $404 began amortization in December 2020 with equal monthly repayments of $26 through March 2022.

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

On June 30, 2020, we entered into a securities purchase agreement (June 30 SPA) with certain institutional investors (the June 30 Purchasers) pursuant to which we issued and sold in a registered direct offering (the June 30 Offering) an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. We offered the ordinary shares in the June 30 Offering pursuant to our universal shelf registration statement on Form S-3. Pursuant to the June 30 SPA, in a concurrent private placement, we issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing the warrants were exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The June 30 Offering closed on July 2, 2020. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $1.8531 per ordinary share, and will expire on June 30, 2025.

On October 27, 2020, we completed a registered public offering (the October Offering) in which we sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Our net proceeds from the October Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $15.5 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of December 31, 2020, all pre-funded warrants had been exercised for net proceeds of $0.11 million. In connection with the October Offering, we entered into a Securities Purchase Agreement (the Purchase Agreement) on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours and ongoing covenants of ours, including a prohibition on issuance of ordinary shares or securities convertible or exchangeable into ordinary shares by us for a period of 45 days after the closing of the October Offering and a prohibition on us entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025.

On February 3, 2021, we entered into an amended and restated underwriting agreement (the Underwriting Agreement) with H. C. Wainwright & Co., LLC as the sole underwriter to issue and sell 34,782,609 ordinary shares, $0.01 nominal value per share, in an underwritten public offering with a public offering price of $1.15 per share (the February Underwritten Offering). We offered the ordinary shares in the February Underwritten Offering pursuant to our universal shelf registration statement on Form S-3. The February Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, we granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021.  This increased the total number of ordinary shares we sold in the February Underwritten Offering to 40,000,000 shares, which resulted in aggregate net proceeds to us of approximately $42.1 million after deducting underwriting discounts and commissions and estimated offering expenses. In addition, pursuant to the Underwriting Agreement, we issued upon the closing of the February Underwritten Offering to the underwriter’s designees warrants to purchase 2,800,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering. The warrants issued to such designees of the underwriter have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

On February 9, 2021, we entered into a securities purchase agreement (the February SPA) with several healthcare-focused institutional investors pursuant to which we agreed to issue and sell in a registered direct offering (the February Registered Direct Offering) an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price of $2.00 per share, for aggregate net proceeds to us of approximately $32.2 million after deducting placement agent fees and other estimated offering expenses. We offered the ordinary shares in the February Registered Direct Offering pursuant to our universal shelf registration statement on Form S-3. The February Registered Direct Offering closed on February 12, 2021. Warrants to purchase 1,225,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February Registered Direct Offering. Upon closing, warrants issued to such designees became exercisable immediately at an exercise price of $2.50 per ordinary share, subject to adjustment in certain circumstances, and will expire on February 9, 2026.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of December 31, 2020, we had an accumulated deficit of $286.9 million. We expect to continue to incur significant expenses for the foreseeable future as we seek regulatory approval and engage in market preparation and pre-commercialization activities. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We are currently evaluating our commercialization strategy in the United States; however, we expect to work with a third-party provider of commercialization services to launch oral sulopenem and have engaged a leading provider of commercial services to the life science industry to initiate pre-launch activities for oral sulopenem, followed by planned commercialization services upon final agreement. We may also incur expenses in connection with the clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations

As of December 31, 2020, we had cash, cash equivalents and restricted cash of $14.8 million. We believe that our existing cash and cash equivalents, together with the aggregate net proceeds of $74.3 million from the February Underwritten Offering and from the February Registered Direct Offering, and proceeds received from the exercise of warrants subsequent to December 31, 2020, should be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2023, including through the PDUFA goal date of July 25, 2021 for completion of the FDA’s review of the NDA for oral sulopenem and the potential commercial launch of oral sulopenem, if approved. However, this estimate is based on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

We are currently evaluating our corporate, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders. These alternatives could potentially include the licensing, sale or divestiture of our assets or proprietary technologies, a sale of our company, a merger or other business combination or another strategic transaction involving us. The evaluation of corporate, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

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

We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. Covid-19 has not yet had a significant impact on the Company’s day to day operations. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the adverse effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity.

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

•	manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;
•	employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in research and development functions;
•	the costs related to compliance with regulatory requirements, including the preparation and support of regulatory filings;
•	facilities costs, depreciation and other expenses, which include rent under operating lease agreements and utilities; and
•	payments made in cash, equity securities or other forms of consideration under third-party licensing agreements.

We expense research and development costs as incurred. Advance payments we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers.

Research and development activities are central to our business model. Product candidates in advanced stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, our research and development expenses increased substantially throughout 2019 as we substantially completed the Phase 3 clinical trials for our sulopenem program, increased personnel costs, including share-based compensation, conducted other clinical trials and prepared for regulatory filings for oral sulopenem and sulopenem.

The successful development and commercialization of oral sulopenem and sulopenem is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of our sulopenem program or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•

the impact of the COVID-19 pandemic on the economy and our business generally including timing of regulatory review, potential approval and commercialization of any future products, including sulopenem for the treatment of uUTI;

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

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin, driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Further, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections.  Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has designated our application as a priority review and consequently assigned a PDUFA (Prescription Drug User Fee Act) goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA currently plans to hold an advisory committee meeting on June 2, 2021 to discuss the NDA. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates.

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

Adjustments to Fair Value of Derivatives

Derivative liabilities are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in other income, net in the consolidated statements of operations as adjustments to the fair value of derivatives.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains (losses) incurred in the normal course of business based on movement in the applicable exchange rates.

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

Derivative Liability

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts which require bifurcation and measurement at fair value for accounting purposes on the balance sheet date. Any liabilities recorded at fair value are revalued each reporting period with the resulting change in fair value reflected in other (expense) / income, net.

In determining the appropriate fair values, we use a variety of valuation techniques applying DCF, Black-Scholes and binomial lattice models. Our derivative financial instruments consist of embedded features in the Exchangeable Notes. The embedded derivatives include provisions that provide the noteholder with certain exchange rights and protections on a fundamental change such as a change of control. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

Royalty-Linked Notes

The RLNs qualify as debt instruments under ASC 470, Debt, and are initially recorded at fair value, applying a DCF model, and then subsequently measured at amortized cost. We assess the valuation of this debt for any significant changes to the facts and circumstances in the initial valuation which would impact the carrying value, and if required, make adjustments to revalue the debt as appropriate. Amortization is recognized as interest expense over the term of the debt instrument using the effective interest method.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our loss before income tax for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019	Change
	(In thousands)
Revenue	$—	$37	$(37)
Operating expenses:
Research and development	21,074	90,774	(69,700)
General and administrative	11,052	11,284	(232)
Total operating expenses	$32,126	$102,058	$(69,932)
Operating loss	$(32,126)	$(102,021)	69,895
Total other expense	(19,137)	(665)	(18,472)
Loss before income taxes	$(51,263)	$(102,686)	$51,423

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The funds were receivable as we incurred qualifying expenses over a 20-month period from August 2017 to March 31, 2019. During the year ended December 31, 2019, we recognized $0.0 million of revenue under this award.

Research and Development Expenses

	Year ended December 31,
	2020	2019	Change
	(In thousands)
CRO and other preclinical and clinical trial expenses	$9,881	$71,962	$(62,081)
Personnel related (including share-based compensation)	3,031	7,971	(4,940)
Chemistry, manufacturing and control (CMC) related expenses	4,682	7,560	(2,878)
Consulting fees	3,480	3,281	199
Total research and development expenses	$21,074	$90,774	$(69,700)

The decrease in CRO and other preclinical and clinical trial expenses of $62.1 million was primarily due to a decrease in costs incurred related to our three Phase 3 clinical trials, which completed enrollment in the second half of 2019. Personnel related expenses decreased by $4.9 million as a result of a reduction in headcount in our CMC and clinical functions. Personnel related expenses for the years ended December 31, 2020 and 2019 included share-based compensation expense of $0.8 million and $0.7 million, respectively. CMC related expenses decreased by $2.9 million primarily as a result of the completion of process validation for the active pharmaceutical ingredient by our primary supplier in 2019. The increase in consulting fees of $0.2 million was primarily due to an increase in consultants used for preparation of our NDA filing in the fourth quarter of 2020 partially offset by a decrease in consultants used in relation to our Phase 3 clinical trials.

General and Administrative Expenses

	Year ended December 31,
	2020	2019	Change
	(In thousands)
Personnel related (including share-based compensation)	$5,433	$4,861	$572
Facility related and other	3,141	3,308	(167)
Professional and consultant fees	2,478	3,115	(637)
Total general and administrative expenses	$11,052	$11,284	$(232)

Personnel related expenses increased by $0.6 million primarily as a result of an increase in share-based compensation for employees in our general and administrative and commercial functions partially offset by a decrease in headcount. Personnel related expenses for the years ended December 31, 2020 and 2019 included share-based compensation expense of $1.8 million and $1.0 million, respectively. Facility related and other costs decreased by $0.2 million primarily as a result of a decrease in directors’ fees, Board travel and directors’ share-based compensation, partially offset by an increase in insurance. Facility related and other costs for the years ended December 31, 2020 and 2019 included directors’ share-based compensation expense of $0.2 million and $0.5 million, respectively. Professional and consulting fees decreased by $0.6 million primarily as a result of a decrease in consultants used for pre-commercialization activities partially offset by increased legal fees.

The following table summarizes our total other expense for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019	Change
	(In thousands)
Interest expense, net	$ (15,097)	$ (861)	$ (14,236)
Financing transaction costs	(2,848)	—	(2,848)
Adjustments to fair value of derivatives	(1,745)	—	(1,745)
Extinguishment of debt	340	—	340
Other income, net	213	196	17
Total other expense	$ (19,137)	$ (665)	$ (18,472)

Interest Expense, Net

Interest expense, net increased by $14.2 million for the year ended December 31, 2020 primarily as a result of the recognition of $3.2 million of interest expense related to the interest accruing on our Exchangeable Notes and $10.5 million related to amortization of the debt discounts and deferred financing costs relating to the Exchangeable Notes and RLNs, as well as a reduction in interest income of $0.8 million, partially offset by a reduction in interest expense of $0.3 million associated with our credit facility with SVB as principal amortization began in the fourth quarter of 2019 and our interest rate was lower during 2020.

Financing Transaction Costs

Financing transaction costs allocated to the Derivative Liability were $2.8 million for the year ended December 31, 2020. No such expenses were incurred for the year ended December 31, 2019.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative Liability were $1.7 million for the year ended December 31, 2020. No derivative liabilities were recorded for the year ended December 31, 2019.

Extinguishment of Debt

The SBA forgave $0.3 million of the $0.7 million loan we received in 2020 as part of the CARES Act.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates.  In addition, in 2020, other income, net also includes sub-lease income of $0.1 million from a sub-lease agreement for a commercial unit.

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our operating losses for the years ended December 31, 2019 and 2018, respectively:

	Year ended December 31,
	2019	2018	Change
	(In thousands)
Revenue	$37	$869	$(832)
Operating expenses:
Research and development	90,774	68,647	22,127
General and administrative	11,284	8,781	2,503
Total operating expenses	$102,058	$77,428	$24,630
Operating loss	$(102,021)	$(76,559)	$(25,462)

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. We received funding from CARB-X as we incurred qualifying expenses. During the years ended December 31, 2019 and December 31, 2018, we recognized $0.0 million and $0.9 million of revenue under this award. CARB-X funding was fully recognized as of March 31, 2019.

Research and Development Expenses

	Year ended December 31,
	2019	2018	Change
	(In thousands)
CRO and other preclinical, clinical trial and milestone related expenses	$71,962	$41,415	$30,547
Chemistry, manufacturing and control (CMC) related expenses	7,560	17,782	(10,222)
Personnel related (including share-based compensation)	7,971	8,211	(240)
Consulting fees	3,281	1,239	2,042
Total research and development expenses	$90,774	$68,647	$22,127

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

Personnel related expenses increased by $0.7 million as a result of an increase in headcount in our general and administrative function. Personnel related expenses for the years ended December 31, 2019 and 2018 included share-based compensation expense of $1.0 million and $0.5 million respectively. Facility related and other costs increased by $0.8 million primarily as a result of increased lease expenses, increased insurance related costs and higher board of directors compensation. Facility related and other costs for the  years ended December 31, 2019 and 2018 included directors share-based compensation expense of $0.5 million and $0.4 million, respectively. Professional and consulting fees increased by $0.9 million primarily as a result of increased costs associated with operating as a public company.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the Private Placement and the Rights Offering pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold approximately $51.8 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through December 31, 2020, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of approximately $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the June 3 Offering and the June 30 Offering, net proceeds of $15.5 million from the October Offering and $0.9 million from the exercise of warrants issued in the October Offering.

In connection with the February Underwritten Offering, we received aggregate gross proceeds of approximately $46.0 million and net proceeds of approximately $42.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. In connection with the February Registered Direct Offering, we received aggregate gross proceeds of approximately $35.0 million and net proceeds of approximately $32.2 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

As of December 31, 2020, we had cash, cash equivalents and restricted cash of $14.8 million.

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

Required monthly amortization payments for the initial $15.0 million draw commenced on November 1, 2019 and total principal repayments of $6.2 million were made during the year ended December 31, 2020. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $0.6 million, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda, issued and sold approximately $51.6 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which our wholly owned subsidiary, Iterum Bermuda, issued and sold approximately $0.2 million aggregate principal amount of 6.500% Exchangeable Notes and $0.02 million aggregate principal amount of RLNs, to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Note (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which was adjusted from the initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the indenture governing the Exchangeable Notes. The Exchangeable Notes will mature on January 31, 2025. As of February 28, 2021, approximately $16.2 million aggregate principal amount of Exchangeable Notes remained outstanding. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs. Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units in the Private Placement and the Rights Offering of approximately $45.0 million, after deducting placement agent fees and offering expenses.

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

On June 30, 2020, we entered into the June 30 SPA with the June 30 Purchasers pursuant to which we issued and sold in the June 30 Offering an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. We offered the ordinary shares in the June 30 Offering pursuant to our universal shelf registration statement on Form S-3. Pursuant to the June 30 SPA, in a concurrent private placement, we issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants were exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The June 30 Offering closed on July 2, 2020. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $1.8531 per ordinary share, and will expire on June 30, 2025.

On February 9, 2021, we entered into the February SPA pursuant to which we issued and sold in the February Registered Direct Offering an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price of $2.00 per share, for aggregate net proceeds to us of approximately $32.2 million after deducting placement agent fees and other estimated offering expenses payable by us.  We offered the ordinary shares in the February Registered Direct Offering pursuant to our universal shelf registration statement on Form S-3.  The February Registered Direct Offering closed on February 12, 2021.  Warrants to purchase 1,225,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February Registered Direct Offering.  Upon closing, warrants issued to such designees became exercisable immediately at an exercise price of $2.50 per ordinary share, subject to adjustment in certain circumstances, and will expire on February 9, 2026.

October Offering

On October 27, 2020, we completed the October Offering in which we sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Our net proceeds from the October Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $15.5 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of December 31, 2020, all pre-funded warrants had been exercised for net proceeds of $0.11 million. In connection with the October Offering, we entered into a Purchase Agreement on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours and ongoing covenants of ours, including a prohibition on issuance of ordinary shares or securities convertible or exchangeable into ordinary shares by us for a period of 45 days after the closing of the October Offering and a prohibition on us entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025.

Payment Protection Program

In April 2020, we began deferring payment on our share of U.S. payroll taxes owed, as allowed by the CARES Act through December 31, 2020. We are able to defer half of our share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

On April 3, 2020 the SBA launched the Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, the Borrower, entered into the PPP loan with the Lender under the Program, pursuant to the Borrower receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due until the SBA remits the forgiveness amount to the Borrower or until after the Deferral Period. Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $0.3 million of the loan in November, and the remaining loan of $0.4 million began amortization in December with equal monthly repayments through March 2022.

February 2021 Underwritten Offering

On February 3, 2021, we entered into an Underwriting Agreement pursuant to which we issued and sold the February Underwritten Offering 34,782,609 ordinary shares, $0.01 nominal value per share, at a public offering price of $1.15 per share. We offered the ordinary shares in the February Underwritten Offering pursuant to our universal shelf registration statement on Form S-3. The February Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, we granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This increased the total number of ordinary shares we sold in the February Underwritten Offering to 40,000,000 shares, which resulted in aggregate net proceeds of approximately $42.1 million after deducting underwriting discounts and commissions and estimated offering expenses. In addition, pursuant to the Underwriting Agreement, we agreed to issue to the underwriter’s designees warrants to purchase 2,800,000 ordinary shares, which is equal to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering. The warrants issued to such designees of the underwriter have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Net cash used in operating activities	$(54,528)	$(81,922)	$(77,252)
Net cash (used in) / provided by investing activities	(11)	40,101	(8,658)
Net cash provided by financing activities	64,475	2,063	122,204
Effect of exchange rates on cash and cash equivalents	(11)	(22)	(108)
Net increase / (decrease) in cash	$9,925	$(39,780)	$36,186

Operating Activities

During the year ended December 31, 2020, operating activities used $54.5 million of cash, resulting from our net loss of $52.0 million and net cash used by changes in our operating assets and liabilities of $24.5 million, partially offset by non-cash charges of $19.2 million and financing transaction costs reclassified to financing activities of $2.8 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of decreases in accounts payable and accrued expenses, primarily due to payments made for clinical trial expenses incurred in the fourth quarter of 2019 and lower clinical trial expenses for the year ended December 31, 2020.

During the year ended December 31, 2019, operating activities used $81.9 million of cash, resulting from our net loss of $103.1 million, partially offset by net cash provided by changes in our operating assets and liabilities of $17.9 million and non-cash charges of $3.3 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of increases in accounts payable and accrued expenses, primarily due to increases in clinical trial expenses, and a decrease in prepaid expenses and other current assets, largely related to the use of prepayments previously made to contract research organizations, partially offset by an increase in other assets, primarily related to advance payments to a supplier for equipment, and a decrease in other liabilities as a result of payments made for operating leases.

During the year ended December 31, 2018, operating activities used $77.3 million of cash, resulting from our net loss of $77.1 million and net cash used by changes in our operating assets and liabilities of $1.6 million, partially offset by non-cash charges of $1.3 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2018 consisted primarily of increases in prepaid expenses and other current assets, largely related to advance payments to contract research organizations, and other assets, largely related to a deposit paid for the Dublin commercial lease and advance payments to CMOs, partially offset by increases in accounts payable and accrued expenses, primarily due to an increase in clinical trial expenses.

Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was related to purchases of property and equipment. During the year ended December 31, 2019, net cash provided by investing activities of $40.1 million was primarily related to sales of short-term investments. During the year ended December 31, 2018, net cash used in investing activities of $8.7 million was related to purchases of short-term investments of $96.5 million and purchases of property and equipment of $0.1 million, partially offset by sales of short-term investments of $87.9 million.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $64.5 million and consisted of net cash proceeds of approximately $45.0 million from the Private Placement and the Rights Offering, net cash proceeds of $8.6 million from the June 3 and June 30 Offerings, net cash proceeds of approximately $15.5 million from the October Offering, net cash proceeds of $0.9 million from the exercise of warrants and $0.7 million from the drawdown of the PPP loan, partially offset by principal repayments of $6.2 million made to SVB under the Loan Agreement. During the year ended December 31, 2019, net cash provided by financing activities was $2.1 million and consisted of net cash proceeds from the issuance of ordinary shares under the subscription agreement with a supplier of $3.1 million, partially offset by principal repayments of $1.0 million made to SVB under the Loan Agreement. During the year ended December 31, 2018, net cash provided by financing activities was $122.2 million and consisted of net cash proceeds from the issuance of Series B-2 preferred shares in February 2018 (which converted to ordinary shares in connection with our IPO) of $32.2 million, net cash proceeds from the issuance of ordinary shares in May and June 2018 associated with our IPO of $74.2 million, net cash proceeds from the issuance of ordinary shares under the subscription agreement with a supplier of $1.4 million and net cash proceeds from the SVB loan drawdown of $14.4 million.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we seek marketing approval for oral sulopenem, carry out pre-commercialization activities and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials for oral sulopenem and/or sulopenem, which include our planned Phase 1 clinical trials related to pediatric indications;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
•

establish sales, marketing and distribution capabilities either directly or through a third-party, to commercialize oral sulopenem and/or sulopenem in the United States if we obtain marketing approval from the FDA;

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing of regulatory review and potential approval of our pending NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen;
•

the timing and costs of clinical trials of our oral sulopenem and sulopenem, including our planned Phase 1 clinical trials related to pediatric indications and any other studies which may be required for regulatory approval of our product candidates;

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
•

the impact of the COVID-19 pandemic on the economy and our business generally, including the impact the pandemic may have on timing of regulatory approval and commercialization of any future products; and

•

the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. The disruption and volatility in the global and domestic capital markets resulting from the COVID-19 pandemic may increase the cost of capital and limit our ability to access capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our secured credit facility with SVB, the RLNs, the Exchangeable Notes and the investor rights agreement we entered into in connection with the Private Placement each impose operating and other restrictions on us. Such restrictions affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends, incur additional indebtedness, undergo a change of control and enter into certain collaborations, strategic alliances or other similar partnerships, among other things. The Purchase Agreement entered into in connection with the October Offering and the Underwriting Agreement and February SPA entered into in February 2021 also contain ongoing covenants for us, including a prohibition on issuance of ordinary shares or securities convertible or exchangeable into our ordinary shares for a period of 60 days after the closing of the relevant transaction and a prohibition on us entering into variable rate transactions for a period of 12 months after the closing of the relevant transaction, subject to certain exceptions. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. In addition, as described above, we are evaluating our corporate, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(In thousands)
Operating lease commitments (1)	$3,499	$962	$1,135	$673	$729
Principal loan repayments (2)	60,049	6,516	1,621	51,808	104
Total	$63,548	$7,478	$2,756	$52,481	$833
____________
(1) See Note 6 to the consolidated financial statements for further details regarding leases.
(2) See Note 8 to the consolidated financial statements for further details regarding debt. Principal payments relate to our SVB loan, our PPP loan, our Exchangeable Notes and our RLNs.

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

Under the indenture governing the RLNs, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs. There was no payment due for the Payment Measuring Period ending June 30, 2020 and December 31, 2020. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return). Other than the principal amount of $104, we have not included any payment obligations on the RLNs in the table above as the amount, timing and likelihood of such payments are not known.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and marketable securities of $14.5 million as of December 31, 2020, consisting primarily of cash and investments in money market funds.

Based on the $7.8 million outstanding under the credit facility as of December 31, 2020, a 100 basis point change in interest rates would have had a $0.04 million impact on our net interest expense in fiscal year 2020. The interest rate on our secured credit facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate. The Wall Street Journal prime rate decreased from 5.50% to 5.25% on August 1, 2019, to 5.00% on September 19, 2019, to 4.75% on October 31, 2019, to 4.25% on March 4, 2020 and to 3.25% on March 16, 2020. We do not currently engage in any hedging activities against changes in interest rates.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2020 and 2019, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the years ended December 31, 2020 and 2019. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

ITERUM THERAPEUTICS PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Iterum Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iterum Therapeutics plc and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred shares and shareholders’ (deficit)/equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASC Topic 842, Leases.

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

Dublin, Ireland
March 12, 2021

ITERUM THERAPEUTICS PLC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$14,508	$4,801
Prepaid expenses and other current assets	6,904	6,887
Current portion of restricted cash	60	30
Total current assets	21,472	11,718
Property and equipment, net	421	572
Restricted cash, less current portion	248	60
Other assets	10,651	13,401
Total assets	$32,792	$25,751
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$816	$15,486
Accrued expenses	1,829	12,458
Derivative liability	28,865	—
Current portion of long-term debt	6,374	5,800
Current portion of royalty-linked notes	114	—
Other current liabilities	3,598	3,042
Income taxes payable	102	200
Total current liabilities	41,698	36,986
Long-term debt, less current portion	22,462	7,625
Royalty-linked notes, less current portion	13,389	—
Other liabilities	5,802	7,378
Total liabilities	$83,351	$51,989
Commitments and contingencies (Note 13)
Shareholders’ deficit:
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued at December 31, 2020 and December 31, 2019	—	—
Ordinary shares, $0.01 par value per share: 150,000,000 shares authorized, 49,431,028 shares issued at December 31, 2020; 50,000,000 shares authorized, 14,868,973 shares issued at December 31, 2019	494	149
Additional paid-in capital	235,876	208,536
Accumulated deficit	(286,929)	(234,923)
Total shareholders' deficit	(50,559)	(26,238)
Total liabilities and shareholders’ deficit	$32,792	$25,751

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended December 31,
	2020	2019	2018
Revenue	$—	$37	$869
Operating expenses:
Research and development	(21,074)	(90,774)	(68,647)
General and administrative	(11,052)	(11,284)	(8,781)
Total operating expenses	(32,126)	(102,058)	(77,428)
Operating loss	(32,126)	(102,021)	(76,559)
Interest expense, net	(15,097)	(861)	(426)
Financing transaction costs	(2,848)	—	—
Adjustments to fair value of derivatives	(1,745)	—	—
Extinguishment of debt	340	—	—
Other income, net	213	196	401
Total other expense	(19,137)	(665)	(25)
Loss before income taxes	(51,263)	(102,686)	(76,584)
Income tax expense	(743)	(444)	(472)
Net loss and comprehensive loss	(52,006)	(103,130)	(77,056)
Net loss attributable to ordinary shareholders	$(52,006)	$(103,130)	$(77,056)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(2.17)	$(7.10)	$(8.82)
Weighted average ordinary shares outstanding – basic and diluted	24,009,818	14,518,036	8,734,109

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Convertible Preferred Shares and Shareholders’ (Deficit) / Equity

(In thousands, except share and per share data)

	Convertible Preferred Shares		Ordinary Shares		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2017	5,686,663	$57	413,110	$4	$94,227	$(54,737)	$39,494
Issuance of Series B convertible preferred shares, net of issuance costs	1,709,650	17	—	—	32,159	—	32,159
Issuance of ordinary shares on initial public offering, net of issuance costs	—	—	6,350,000	64	74,089	—	74,153
Exercise of share options	—	—	2,008	—	7	—	7
Issuance of ordinary shares under subscription agreement	—	—	190,615	2	1,360	—	1,362
Redenomination of share capital	—	42	—	(42)	—	—	(42)
Conversion of preferred shares to ordinary shares	(7,396,313)	(116)	7,396,313	116	—	—	116
Issuance of warrants for ordinary shares	—	—	—	—	139	—	139
Share-based compensation expense	—	—	—	—	1,290	—	1,290
Net loss	—	—	—	—	—	(77,056)	(77,056)
Balance at December 31, 2018	—	$—	14,352,046	$144	$203,271	$(131,793)	$71,622
Issuance of ordinary shares in conjunction with vesting of restricted share units	—	—	36,924	—	—	—	—
Exercise of share options	—	—	18,232	—	60	—	60
Issuance of ordinary shares under subscription agreement	—	—	461,771	5	3,032	—	3,037
Share-based compensation expense	—	—	—	—	2,173	—	2,173
Net loss	—	—	—	—	—	(103,130)	(103,130)
Balance at December 31, 2019	—	$—	14,868,973	$149	$208,536	$(234,923)	$(26,238)
Issuance of ordinary shares, net	—	—	34,562,055	345	12,987	—	13,332
Share-based compensation expense	—	—	—	—	2,759	—	2,759
Issuance of warrants for ordinary shares	—	—	—	—	11,594	—	11,594
Net loss	—	—	—	—	—	(52,006)	(52,006)
Balance at December 31, 2020	—	$—	49,431,028	$494	$235,876	$(286,929)	$(50,559)

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(52,006)	$(103,130)	$(77,056)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	161	152	136
Share-based compensation expense	2,759	2,173	1,290
Gain on short term investments	—	(125)	(423)
Non-cash gain on short term investments	—	—	(278)
Interest on short-term investments	—	(5)	(40)
Amortization of debt discount and deferred financing costs	10,929	362	360
Interest on exchangeable notes - non-cash	3,180	—	—
Financing transaction costs included in financing activities	2,848	—	—
Adjustments to fair value of derivatives	1,745	—	—
Extinguishment of debt	(340)	—	—
Other	752	752	362
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,671	2,471	(3,613)
Other assets	308	(1,166)	(2,273)
Accounts payable	(14,671)	11,446	849
Accrued expenses	(10,628)	5,851	3,072
Income taxes	(120)	123	120
Other liabilities	(1,116)	(826)	242
Net cash used in operating activities	(54,528)	(81,922)	(77,252)
Cash flows from investing activities:
Purchases of property and equipment	(11)	(24)	(90)
Purchases of short-term investments	—	—	(96,493)
Proceeds from sale of short-term investments	—	40,125	87,925
Net cash (used in) / provided by investing activities	(11)	40,101	(8,658)
Cash flows from financing activities:
Proceeds from PPP Loan	744	—	—
Repayments of long-term debt	(6,233)	(1,034)	—
Proceeds from private placement and rights offering, net of transactions costs	45,038	—	—
Proceeds from issuance of ordinary shares, net of transaction costs	24,926	3,037	1,362
Proceeds from issuance of debt, net of debt issuance costs	—	—	14,507
Proceeds from issuance of Series B convertible preferred shares	—	—	32,175
Proceeds from issuance of ordinary shares on initial public offering, net of issuance costs	—	—	74,153
Proceeds from exercise of share options	—	60	7
Net cash provided by financing activities	64,475	2,063	122,204
Effect of exchange rates on cash and cash equivalents	(11)	(22)	(108)
Net increase / (decrease) in cash, cash equivalents and restricted cash	9,925	(39,780)	36,186
Cash, cash equivalents and restricted cash, at beginning of period	4,891	44,671	8,485
Cash, cash equivalents and restricted cash, at end of period	$14,816	$4,891	$44,671
Supplemental Disclosure of Cash Flow Information:
Income tax paid—U.S.	$120	$414	$352
Interest paid	996	1,399	809

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(1)Nature of Operations and Basis of Presentation

Iterum Therapeutics plc (the Company) was incorporated under the laws of the Republic of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. The Company maintains its registered office at Block 2 Floor 3, Harcourt Centre, Harcourt Street, Dublin 2, Ireland. The Company commenced operations in November 2015. The Company licensed global rights to its novel anti-infective compound, sulopenem, from Pfizer Inc. (Pfizer). The Company is a clinical-stage pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first oral branded penem in the United States and the first and only oral and intravenous (IV) branded penem available globally.

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with Silicon Valley Bank (SVB) including the Paycheck Protection Program loan (PPP loan), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement and subsequent rights offering pursuant to which its wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold approximately $51.8 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities). The Company has not generated any product revenue. The Company is subject to risks and uncertainties common to early-stage companies in the pharmaceutical industry, including, but not limited to, the ability to secure additional capital to fund operations, failure to achieve regulatory approval, failure to successfully develop and commercialize its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. Product candidates currently under development will require additional research and development efforts, including regulatory approval prior to commercialization.

Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries.

On May 15, 2018, the Company’s shareholders approved a consolidation of its ordinary shares and convertible preferred shares at a 1-for-15.71 ratio (the Reverse Share Split), effective on that date. Fractional entitlements to ordinary shares and convertible preferred shares arising as a result of the Reverse Share Split were rounded down to the nearest whole number for each holder of ordinary shares and convertible preferred shares. Those fractional entitlements were aggregated and surrendered to the Company for cancellation. Immediately following the Reverse Share Split, the Company redenominated its ordinary shares and convertible preferred shares from $0.01571 (the nominal value resulting from the Reverse Share Split) per share to $0.01 per share (the Renominalisation). All issued and outstanding ordinary shares, convertible preferred shares, options for ordinary shares, restricted share awards, warrants and per share amounts have been retroactively adjusted to reflect this Reverse Share Split and Renominalisation for all periods presented.

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

On July 5, 2019, the Company filed a universal shelf registration statement on Form S-3 (Registration No. 333-232569) with the Securities and Exchange Commission (SEC), which was declared effective on July 16, 2019, and pursuant to which it registered for sale up to $150.0 million of any combination of its ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that the Company may determine.

On January 21, 2020, the Company completed a private placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold approximately $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

principal amount of RLNs to a group of accredited investors (the Private Placement). The Securities were sold in units (the Units) in the Private Placement and Rights Offering with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. In connection with the Private Placement, the Company agreed to undertake a rights offering of subscription rights to purchase additional Units (the Rights Offering). Under the Rights Offering, the Company and Iterum Bermuda, distributed to the Company’s eligible holders of ordinary shares and eligible warrant holders one non-transferable subscription right for each ordinary share owned (or deemed owned in the case of eligible warrant holders) as of the close of business on the record date, August 5, 2020. The subscription period for the Rights Offering expired on August 31, 2020 and right holders subscribed for 220 units. As a result, on September 8, 2020, Iterum Bermuda issued and sold approximately $0.2 million aggregate principal amount of Exchangeable Notes and $0.02 million aggregate principal amount of RLNs. The Units were sold at a price of $1,000 per Unit.  The Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which was adjusted from the initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms and conditions of the indenture governing the Exchangeable Notes. The RLNs entitle holders to payments based on a percentage of the Company’s net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs.  Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the U.S. Food and Drug Administration (the FDA). The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Securities of approximately $45.0 million, after deducting placement agent fees and offering expenses.

In April 2020, the Company began deferring payment on its share of U.S. payroll taxes owed, as allowed by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) through December 31, 2020. The Company is able to defer half of its share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022. On April 3, 2020, the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, the Company’s wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into the PPP loan with SVB (the Lender) under the Program, pursuant to the Company receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company until the SBA remits the forgiveness amount to the borrower or 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November, and the remaining loan of $404 began amortization in December with equal monthly repayments of $26 through March 2022.

On June 3, 2020, the Company entered into a Securities Purchase Agreement (June 3 SPA) with certain institutional investors (the June 3 Purchasers) pursuant to which the Company issued and sold, in a registered direct offering (June 3 Offering), an aggregate of 2,971,770 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.6825, for aggregate gross proceeds to the Company of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by the Company. The Company offered the ordinary shares in the June 3 Offering pursuant to its universal shelf registration statement on Form S-3.  Pursuant to the June 3 SPA, in a concurrent private placement, the Company issued and sold to the June 3 Purchasers warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. The closing date of the June 3 Offering was June 5, 2020. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3 SPA, were issued to designees of the placement agent on the closing of the June 3 Offering Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $2.1031 per ordinary share, and will expire on June 3, 2025.

On June 30, 2020, the Company entered into a securities purchase agreement (June 30 SPA) with certain institutional investors (the June 30 Purchasers) pursuant to which the Company issued and sold in a registered direct offering (June 30 Offering) an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to the Company of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by the Company. The Company offered the ordinary shares in the June 30 Offering pursuant to its universal shelf registration statement on Form S-3.  Pursuant to the June 30 SPA, in a concurrent private placement, the Company issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants were exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The June 30 Offering closed on July 2, 2020. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share, and will expire on June 30, 2025.

On October 27, 2020, the Company completed a registered public offering (the October Offering) in which it sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. The Company’s net proceeds from the October Offering, after deducting placement agent fees and other estimated offering expenses payable by the Company, were approximately $15.5 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of December 31, 2020, all pre-funded warrants had been exercised for net proceeds of $0.11 million. In connection with the October Offering, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of the Company, termination rights of the parties, and certain indemnification obligations of the Company and ongoing covenants of the Company, including a prohibition on the Company entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and will expire on October 22, 2025.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan, payments received under the CARB-X program and proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $52,006, $103,130 and $77,056 for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had an accumulated deficit of $286,929 as of December 31, 2020 and expects to continue to incur net losses for the foreseeable future. Management believe that its cash and cash equivalents balance of $14,508 at December 31, 2020, the net proceeds of $42,096 from the underwritten public offering which closed on February 8, 2021, including the exercise of the underwriter’s option in full to purchase additional shares, which closed on February 10, 2021, and the net proceeds of $32,200 from the registered direct offering which closed on February 12, 2021 are sufficient to fund operations for at least one year from the date the consolidated financial statements are issued. In making this assessment management have considered the planned operations of the company and the ability to adjust its plans if required.

In addition, in parallel, the Company is evaluating its corporate, strategic, financial and financing alternatives, with the goal of maximizing value for its stakeholders. These alternatives could potentially include the licensing, sale or divestiture of the Company’s assets or proprietary technologies, a sale of the Company, a merger or other business combination or another strategic transaction involving the Company. The evaluation of corporate, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

COVID-19 Global Pandemic

The global impact of the COVID-19 pandemic has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may impact the ability of the

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Company’s strategic partners to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These effects, and the direct effect of the virus and any potential disruption on the Company’s operations, may negatively impact the Company’s ability to meet its strategic targets. The Company’s employees, in most cases, are working remotely due to safety concerns and using various technologies to perform their functions. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit the Company’s ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, the Company may experience a material adverse effect on its business operations and financial condition; however, its ultimate impact is highly uncertain and subject to change.

The Company cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can the Company predict the severity and duration of its impact. Covid-19 has not yet had a significant impact on the Company’s day to day operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity.

(2)Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the valuation of restricted ordinary shares, the valuation of share-based compensation awards the valuation of the RLNs and the Derivative liabilities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ materially from those estimates. The Company has contemplated the impact of COVID-19 within its financial statements and is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Iterum Therapeutics plc and its wholly owned subsidiaries (which are referred to herein, collectively, as the Company where context requires). All significant intercompany balances and transactions have been eliminated on consolidation. The Company has no involvement with variable interest entities.

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the FDIC up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $122 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s consolidated balance sheet is a certificate of deposit for $90 which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease (see Note 6 – Leases). Also included within restricted cash on the Company’s consolidated balance sheet is $17 relating to the warrants issued on June 5, 2020 pursuant to the June 3 SPA, $19 relating to the warrants issued on July 2, 2020 pursuant to the June 30 SPA and $182 relating to warrants issued in the October Offering. On the closing date of each of the June 3 Offering, June 30 Offering and October Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

The Company recognized the CARB-X award as revenue, rather than as a reduction of research and development expenses, because the Company was the principal in conducting the research and development activities and this contract was central to its ongoing operations. Revenue was recognized as the qualifying expenses related to the contract were incurred. Five steps are applied in the revenue recognition process: (1) identify the contract with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the Company’s consolidated balance sheet as other prepaid assets. The related costs incurred by the Company were included in research and development expenses in the Company’s consolidated statements of operations and comprehensive loss. No revenue was recognized for the year ended December 31, 2020. The Company recognized $37 and $869 as revenue for the years ended December 31, 2019 and 2018, respectively, in respect of the CARB-X award.

Research and Development Credits

Research and development credits are available to the Company under the tax laws in both Ireland and the United States, based on qualifying research and development spend in each jurisdiction as defined under those tax laws. Research and development credits are generally recognized as a reduction of research and development expenses.

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

The Company’s advance payments to a supplier, debt, Exchangeable Notes and Derivative liability are carried at fair value, determined according to the fair value hierarchy above, see Note 3 for further details. The carrying amounts reported in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.

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

In determining the appropriate fair values, the Company uses a variety of valuation techniques applying DCF, Black-Scholes and binomial lattice models, which are discussed in Note 3 – Fair Value of Financial Assets and Liabilities. The Company’s derivative financial instruments consist of embedded features in the Exchangeable Notes. The embedded derivatives include provisions that provide the noteholder with certain exchange rights and protections on a fundamental change such as a change of control. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

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

Ordinary Share Warrants

The Company accounts for ordinary share warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), provided that such warrants are indexed to the Company's own shares is classified as equity. The Company's June 3 Offering, June 30 Offering and October Offering contain freestanding derivatives which satisfy the criteria for classification as equity instruments as the warrants

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company's own stock. The Company assesses classification of its ordinary share warrants at each reporting date to determine whether the instruments still qualify for the scope exception under ASC 815.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company has most of its cash and cash equivalents at two accredited financial institutions in the United States and Ireland, in amounts that exceed federally insured limits. The Company did not hold any short-term investments as of December 31, 2020. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

On December 22, 2017, the United States federal government enacted the Tax Act, marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provided a reduction of the U.S. federal corporate income tax rate from 34% to 21%, an indefinite carryforward of net operating losses incurred in 2018 and future periods, and an interest limitation starting in 2018 with an indefinite carryforward.  Any impact to the Company related to these items was accounted for in the 2018, 2019 and 2020 tax provisions with minimal impact.

The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020, or to the Company’s net deferred tax assets as of December 31, 2020.

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Year ended December 31,
	2020	2019	2018
Options to purchase ordinary shares	953,377	1,150,270	665,219
Unvested restricted ordinary shares	—	—	86,068
Unvested restricted share units	—	31,367	36,924
Unvested performance restricted share units	983,000	50,000	—
Warrants	24,444,292	19,890	19,890
Total	26,380,669	1,251,527	808,101

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

The distribution of total operating expenses by geographical area was as follows:

	Year ended December 31,
Operating expenses	2020	2019	2018
Ireland	$23,423	$90,792	$66,552
U.S.	8,703	11,266	10,876
Total	$32,126	$102,058	$77,428

The distribution of long-lived assets by geographical area was as follows:

Long lived assets	December 31, 2020	December 31, 2019
Ireland	$8,101	$10,936
U.S.	2,971	3,037
Total	$11,072	$13,973

Retirement Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all U.S. employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. If the 401(k) Plan is considered top-heavy at the end of the financial year, with key employee accounts accounting for greater than 60% of total 401(k) Plan assets, the Company is required to contribute a deferral rate of up to 3% to the 401(k) Plan on behalf of certain employees. The Company was not required to make a top-heavy contribution for the years ended December 31, 2020 and 2019. The Company made a contribution of $114 for the year ended December 31, 2018.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. If the estimate of future demand changes, the Company considers the impact on the reserve for excess inventory and adjusts the reserve as required. Increases in the reserve are recorded as charges in cost of product sales. For product candidates that have not been approved by the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expenses. For products that have been approved by the FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the clinical trial. Prior to an advisory committee providing a recommendation to the FDA that the Company’s application should be approved, costs related to manufacturing the product candidates are recorded as research and development expenses. All direct manufacturing costs incurred

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

after this recommendation will be capitalized into inventory. The Company had no inventory as of December 31, 2020 or December 31, 2019.

Contingent Consideration

Certain license agreements contain milestone payments that could result in the requirement to make contingent consideration payments, see Note 13 for further details. Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment. The fair value of the contingent consideration is measured at each reporting period. Any related unwinding of discount is recognized as a finance expense. Other changes in fair value are recognized in profit or loss or capitalized as an intangible asset depending on the stage of development. As of December 31, 2020, no milestones had been met that required the Company to recognize contingent consideration.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance within ASU 2016-13, along with related updates (collectively ASC 326) introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments by using all practical and relevant information. The new guidance became effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Further clarification on disclosures relating to the standard were released in March 2020, in ASU 2020-03, Codification Improvements to Financial Instruments, which outlined seven areas of improvements relating to financial instrument guidance. The new standards were effective January 1, 2020 and adoption did not have a material impact on the Company’s consolidated financial statements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020, and did not have a material impact on the Company’s disclosures.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2019-12 will have on the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in ASU 2020-01 clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2020-01 will have on the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than annual and interim periods in fiscal years beginning after December 15, 2020. The Company is assessing what impact ASU 2020-06 will have on the consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which clarifies various topics in the Codification by providing consistency in codification wording and moving existing disclosure requirements to the relevant disclosure sections. ASU 2020-10 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is assessing what impact ASU 2020-10 will have on the consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(3)	Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

December 31, 2020
Assets	Total	Level 1	Level 2	Level 3
Other assets – advance payment to supplier	3,357	—	—	3,357

December 31, 2019
Assets	Total	Level 1	Level 2	Level 3
Other assets – advance payment to supplier	3,884	—	—	3,884

The other asset above relates to advance payments made to a supplier that were recorded at fair value using DCF analysis as of December 31, 2020 and December 31, 2019. The fair value measurements of these advance payments were determined based on significant unobservable inputs, including a discount rate of 21% and 15%, as of December 31, 2020 and December 31, 2019, respectively, and the expected time to recovery of the payment. Changes to the inputs described above are not expected to have a material impact on the Company’s financial position and results of operations in any given period.

The carrying amounts reported in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

The following table presents information about the Company’s debt, Exchangeable Notes, Derivative liability and RLNs. The Company’s long-term debt was carried at amortized cost on the consolidated balance sheet as of December 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value.

December 31, 2020
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$6,374	$6,374	—	6,374	—
Long-term debt, less current portion	1,626	1,512	—	1,512	—
Exchangeable Notes
Long-term exchangeable note	20,836	31,493	—	31,493	—
Derivative liability - exchange option and change of control	28,865	28,865	—	—	28,865
Revenue Futures
Current portion of royalty-linked notes	114	114	—	—	114
Long-term royalty-linked notes, less current portion	13,389	16,379	—	—	16,379
Total	$71,204	$84,737	—	$39,379	$45,358

December 31, 2019
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Current portion of long-term debt	$5,800	$5,800	—	5,800	—
Long-term debt, less current portion	7,625	7,213	—	7,213	—
Total	$13,425	$13,013	—	13,013	—
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

The Level 3 liabilities held as of December 31, 2020 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 8 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 9 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium are presented as a Derivative liability upon issuance of the Exchangeable Notes under the Private Placement and Rights Offering and are subsequently remeasured to fair value at the end of each reporting period. The Derivative liability, representing the exchange option and change of control premium, was recorded at a fair

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

value of $27,038 at January 21, 2020 and the fair value of the Derivative liability related to the Rights Offering was $82. The fair value of the exchange option and change of control premium at December 31, 2020 amounted to $21,237 and $7,628, respectively. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Note (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, what was adjusted from the initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share and is subject to further adjustment pursuant to the terms of the indenture governing the Exchangeable Notes.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the indenture governing the Exchangeable Note, the Company will be required to pay the holders of the Exchangeable Notes the greater of three times the outstanding principal amount of such Exchangeable Notes and the consideration that would be received by the holders of such Exchangeable Notes, in connection with such Fundamental Change, if the holders had exchanged their notes for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The Derivative liability, representing the change of control feature, was recorded at a fair value of $7,628 at December 31, 2020.

The fair value of each component of the Derivative liability was determined using a valuation technique applying DCF analysis or Black-Scholes in combination with binomial lattice models, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of December 31, 2020 include the indenture terms of the Exchangeable Notes, the Company’s share price at the exchange date, the expected annual volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a fundamental change pursuant to the terms of the indenture governing the Exchangeable Notes, and a risk-adjusted discount rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's Derivative liability for the year ended December 31, 2020:

Balance at December 31, 2019	$ —
Initial fair value upon issuance of the Exchangeable Notes in the Private Placement	27,038
Fair value added upon issuance of Exchangeable Notes in the Rights Offering	82
Adjustment to fair value	1,745
Balance at December 31, 2020	$28,865

The following summary table shows the assumptions used in the Black-Scholes and binomial lattice pricing models to estimate the fair value of the exchange option:

	December 31, 2020	January 21, 2020 (Issuance Date)
Expected term in years	4.04	4.98
Volatility	120%	80%
Risk-free interest rate	0.26%	1.57%
Dividend rate	0%	0%
Discount rate	21%	21%

The significant assumptions used in the DCF model, to estimate the fair value of the change of control feature at December 31, 2020, were a discount rate of 21% and management’s assumption regarding the probability of a fundamental change pursuant to the terms of the indenture governing the Exchangeable Notes.

 The RLN liability is carried at amortized cost on the consolidated balance sheet as of December 31, 2020 (see Note 9 – Royalty-Linked Notes). The book value of the current portion of the RLN liability approximates its fair value due to the short-term nature of the balance. The total fair value of $16,493 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the indenture terms of the RLNs, the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 21%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(4)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2020	December 31, 2019
Refundable FDA filing fee (1)	$2,876	-
Short-term deposits	2,360	1,139
Research and development tax credit receivable	801	1,036
Prepaid research and development expenses	157	1,679
Prepaid insurance	415	569
Value added tax receivable	64	68
Other prepaid assets	231	57
Deferred financing expenses	—	2,339
Total	$6,904	$6,887
(1) FDA filing fee refund of $2,876 was received in January 2021

(5)	Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	December 31, 2020	December 31, 2019
Leasehold improvements	$592	$592
Furniture and fixtures	120	120
Laboratory equipment	86	81
Computer equipment	137	132
	935	925
Less: accumulated depreciation	(514)	(353)
	$421	$572

Depreciation expense was $161, $152 and $136 for the years ended December 31, 2020, 2019 and 2018, respectively.

(6)	Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which provides the option to adopt the standard retrospectively for each prior period presented, as initially set out in ASU 2016-02, or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. In March 2019, the FASB issued ASU 2019-03 Leases (Topic 842): Codification Improvements amending the transition disclosures for Topic 842, in that all companies are exempt from certain interim period transition disclosure requirements.  ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset, representing its right to use the underlying asset for the lease term, on the balance sheet. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method with an effective date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of $7.6 million and operating lease liabilities of $7.8 million, however, the adoption of the standard did not have an impact on the Company’s beginning retained earnings, results from operations or cash flows.

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have terms which range from one to 18 years, and generally include one or more options to terminate or renew. The termination option can reduce the lease term for a period of  10 years, however the remaining lease term does not represent this early termination date as management has concluded that it is reasonably certain that the Company will not exercise this option. The renewal terms can extend the lease term for additional periods ranging from three to five years. These renewal options are represented in the remaining lease term as management has concluded that it is reasonably certain that the Company will exercise the renewal option. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

assets. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. Termination notice has been given on one lease which will now expire in one year rather than six. The right-of-use asset and lease liability have accordingly been reduced for this amendment. In September 2020, the Company entered into a sub-lease agreement for a commercial unit that extends through September 2023. The Company recognized $991 and $1,015 of operating lease costs for right-of-use assets during the years ended December 31, 2020 and 2019, respectively. The Company recognized $118 of sublease income during the year ended December 31, 2020. The Company was not party to any sublease agreement during the year ended December 31, 2019.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	December 31, 2020	December 31, 2019
Cash paid for operating lease liabilities	$1,116	$826
Right-of-use assets obtained in exchange for new operating lease obligation (1)	—	7,622
(1) All operating lease included above were held at January 01, 2019

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term	13.2 years	12.5 years
Weighted-average discount rate	7.5%	7.6%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	December 31, 2020	December 31, 2019
Other assets	$5,261	$7,144

Other current liabilities	$573	$580
Other liabilities	5,172	6,748
Total lease liabilities	$5,745	$7,328

The Company has recorded the reduction in carrying amount of the right-of-use assets and the change in the lease liability in the Other category within the operating section of the consolidated statement of cash flows.

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2020 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended December 31,
2021	$962
2022	736
2023	741
2024	745
2025	675
Thereafter	4,791
$8,650
Less imputed interest	(2,905)
Total lease liabilities	$5,745

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(7)	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2020	December 31, 2019
Accrued payroll and bonus expenses	$966	$1,207
Accrued other expenses	614	1,249
Accrued clinical trial costs	144	9,866
Accrued manufacturing expenses	105	136
Total	$1,829	$12,458

(8)	Debt

Secured Credit Facility

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Borrowers), entered into a loan and security agreement (the Loan and Security Agreement) with SVB pursuant to which SVB agreed to lend the Borrowers up to $30,000 in two term loans. $15,000 of the secured credit facility was funded on closing. A second draw of up to $15,000 was available to the Company through October 31, 2019, upon satisfaction of either of the following: (i) the achievement by the Company of both non-inferiority and superiority primary endpoints from its Phase 3 uncomplicated urinary tract infection (uUTI) trial, as well as reporting satisfactory safety data from the trial, or (ii) the achievement of non-inferiority primary endpoints from both its Phase 3 uUTI and complicated urinary tract infection (cUTI) trials, as well as reporting satisfactory safety data from the trials. A non-utilization fee of 1.50% of the aggregate undrawn principal amount was to apply if the Company satisfied the above conditions but chose not to draw down the second term loan. The Company did not satisfy the conditions for the second draw above before the deadline of October 31, 2019.

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $6,207 were made during the year ended December 31, 2020. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $630 which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 12.51% as of December 31, 2020. The Company recognized $1,355 and $1,761 of interest expense related to the loan agreement during the years ended December 31, 2020 and 2019, respectively, including $404 and $362 related to the accretion of the debt discounts and deferred financing costs during the years ended December 31, 2020 and 2019, respectively.

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

In addition, the Exchangeable Notes will become due and payable by the Company upon the occurrence of a Fundamental Change as defined in the indenture governing the Exchangeable Notes. The Company will be required to pay the holders of the Exchangeable Notes the greater of three times the outstanding principal amount of such Exchangeable Notes and the consideration that would be received by the holders of such Exchangeable Notes in connection with such Fundamental Change if the holders had exchanged their notes for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest.

The Company evaluates its debt and equity issuances to determine if those contracts, or embedded components of those contracts, qualify as derivatives under ASC 815-15, Derivatives and Hedging, requiring separate recognition in the Company’s financial statements. The Company evaluated the accounting for the issuance of the Exchangeable Notes and concluded that the embedded exchange option and change of control feature are considered a Derivative liability under ASC 815-15 requiring bifurcation, from the Exchangeable Notes, as it does not qualify for the scope exceptions for contracts in an entity’s own equity given the terms of the Exchangeable Notes. The exchange option and change of control feature are accounted for as a Derivative liability, under ASC 815-15, and are required to be separated and recorded as a single liability, which is revalued each reporting period with the resulting change in fair value reflected in other income, net, in the consolidated statements of operations and comprehensive loss.

The fair value of the Derivative liability related to the Private Placement on January 21, 2020 was $27,038, and the fair value of the Derivative liability related to the Rights Offering on September 8, 2020 was $82, both of which were recorded as a reduction to the book value of the host debt contract. This debt discount is being amortized to interest expense over the term of the debt using the effective interest method. Transaction costs amounting to $2,848 were allocated to the exchange option. These costs are reflected in financing transaction costs in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. Transaction costs amounting to $2,814 were allocated to the debt host and capitalized in the host debt book value.

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

The Company determined that all other features of the Exchangeable Notes were clearly and closely associated with a debt host and did not require bifurcation as a Derivative liability. The initial value of the Exchangeable Notes on inception, net of transaction costs was $9,891.

The Company recognized $3,180 of interest expense related to the Exchangeable Notes during the year ended December 31, 2020 and $7,764 related to the amortization of the debt discounts and deferred financing costs during the year ended December 31, 2020. These amounts are recorded in interest expense, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. The balance of the Exchangeable Notes as of December 31, 2020 is as follows:

	December 31, 2020
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$3,176
September 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$220	$4
2025 Exchangeable Notes	51,808	3,180
Unamortized discount and debt issuance costs	(34,152)	—
2025 Exchangeable Notes, net	$17,656	$3,180

Payment Protection Program

On April 3, 2020, the SBA launched the Program following the signing of the CARES Act on March 27, 2020. On April 30, 2020, the Borrower entered the PPP loan with SVB under the Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company until after the Deferral Period. Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November, and the remaining loan of $404 began amortization in December with equal monthly repayments of $26 through March 2022. The Company recognized $1 of interest expense related to the loan agreement during the year ended December 31, 2020.

Scheduled principal payments on outstanding debt, as of December 31, 2020, are as follows:

Year Ending December 31,
2021	6,516
2022	1,621
2023	—
2024	—
2025	51,808
Thereafter	104
$60,049

(9)	Royalty-Linked Notes

Liability Related to Sale of Future Royalties

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. On September 8, 2020, as part of the Rights Offering, the Company issued 11,000 RLNs to existing shareholders. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company receives FDA approval for one or more specified sulopenem products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN, has not been paid as of the end date on December 31, 2045 (or December 31, 2025, in the event that the Company has not yet received FDA approval with respect to one or more specified sulopenem products by such date), Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the indenture governing the RLNs (RLN Indenture) (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note).  The RLNs will be redeemable at the Company’s option, subject to the terms of the RLN Indenture.

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The note proceeds from both the Private Placement and subsequent Rights Offering were allocated based on the relative fair value of the debt instrument, less transactions costs amounting to $1,239, as debt discounts. The Company imputes interest on the amortized cost of the liability using an estimated effective interest rate of 31.1% as of December 31, 2020. Payments to the noteholders in each period, related to future sales of sulopenem, would offset the liability. The Company periodically assesses the revenue forecasts of the specified sulopenem products and the related payments, and to the extent such payments are greater or less than the initial estimate, the Company adjusts the amortization of the liability and interest rate, to ensure the liability is fully amortized on fulfilment of the agreement.

The Company recognized $2,761 of interest expense related to RLNs, in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 related to the accretion of debt discounts and deferred financing costs. These amounts are recorded in interest expense, net in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. The balance of the RLNs as of December 31, 2020 is as follows:

December 31, 2020
Total liability related to the sale of future royalties, on inception	$10,742
Amortization of discount and debt issuance costs	2,761
Total liability related to the sale of future royalties at December 31, 2020	$13,503
Current Portion	114
Long-term Portion	$13,389

(10)	Shareholders’ (Deficit) / Equity

The Company’s capital structure consists of ordinary shares, undesignated preferred shares and, prior to the completion of the Company’s IPO on May 30, 2018, convertible preferred shares with certain rights and privileges summarized below. Under Irish law, the Company is prohibited from allotting shares without consideration. Accordingly, at least the nominal value of the shares issued underlying any warrant, pre-funded warrant, restricted share award, restricted share unit, performance share award, bonus share or any other share based grant must be paid pursuant to the Irish Companies Act 2014 (Irish Companies Act).

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

On December 14, 2018, Iterum Therapeutics plc (ITP) and Iterum Therapeutics International Limited (ITIL) entered into a subscription agreement with a supplier of ITIL pursuant to which the supplier agreed to subscribe for ordinary shares in ITP in satisfaction of amounts due and owing under certain commercial agreements entered into between the supplier and ITIL (the Subscription Agreement). Pursuant to the terms of the Subscription Agreement, upon receipt by ITIL of a valid invoice from the supplier, ITP can elect to require the supplier to subscribe for ordinary shares in the capital of ITP (up to a maximum of 700,000 ordinary shares in total) to the value of the invoiced amount (a Subscription). On a Subscription, the supplier will direct ITIL to pay ITP such invoiced amount as subscription monies on the supplier’s behalf in satisfaction of the invoiced amount.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

On December 14, 2018, ITP elected that the supplier subscribe for 190,615 ordinary shares for an aggregate subscription price of $1.36 million (the December Subscription Monies) upon receipt by ITIL of valid invoices up to that amount from the supplier (the Invoiced Amount).  On that date, ITP, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.36 million (€1.20 million) to ITP in satisfaction of the supplier’s obligation to pay the December Subscription Monies to ITP and ITIL’s obligation to pay the invoiced amount to the supplier.

On July 15, 2019, ITP elected that the supplier subscribe for 17,222 ordinary shares for an aggregate subscription price of $0.11 million (the July Subscription Monies) upon receipt by ITIL of valid invoices up to that amount from the supplier (the Invoiced Amount).  On that date, ITP, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $0.11 million (€0.10 million) to ITP in satisfaction of the supplier’s obligation to pay the July Subscription Monies to ITP and ITIL’s obligation to pay the invoiced amount to the supplier.

On August 19, 2019, ITP elected that the supplier subscribe for 245,493 ordinary shares for an aggregate subscription price of $1.67 million (the August Subscription Monies) upon receipt by ITIL of valid invoices up to that amount from the supplier (the Invoiced Amount).  On that date, ITP, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.67 million (€1.50 million) to ITP in satisfaction of the supplier’s obligation to pay the August Subscription Monies to ITP and ITIL’s obligation to pay the invoiced amount to the supplier.

On September 30, 2019, ITP elected that the supplier subscribe for 199,056 ordinary shares for an aggregate subscription price of $1.26 million (the September Subscription Monies) upon receipt by ITIL of valid invoices up to that amount from the supplier (the Invoiced Amount).  On that date, ITP, ITIL and the supplier executed a payment direction letter pursuant to which the parties directed ITIL to pay $1.26 million (€1.15 million) to ITP in satisfaction of the supplier’s obligation to pay the September Subscription Monies to ITP and ITIL’s obligation to pay the invoiced amount to the supplier.

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

On October 27, 2020, the Company completed the October Offering in which it sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants.  The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Aggregate gross proceeds to the Company from the October Offering were approximately $17.4 million and net proceeds were approximately $15.5 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

At the Company’s annual general meeting of shareholders on June 10, 2020, the Company’s shareholders approved an increase of 100,000,000 ordinary shares to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 150,000,000 ordinary shares of $0.01 par value each as of December 31, 2020. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares

Warrants to purchase Ordinary Shares

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

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants were valued at issuance using the Black-Scholes option pricing model with the following assumptions:

July 02, 2020
Volatility	120%
Expected term in years	2.50 - 2.75
Dividend rate	0%
Risk-free interest rate	0.29%
Share price	$1.19
Fair value of warrants issued	$0.69 -$0.78

In connection with the October Offering, the Company issued and sold warrants to purchase up to 20,192,307 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025. As of December 31, 2020, 1,268,859 warrants had been exercised for net proceeds of $0.9 million.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants were valued at issuance using the Black-Scholes option pricing model with the following assumptions:

October 27, 2020
Volatility	120%
Expected term in years	5.00
Dividend rate	0%
Risk-free interest rate	0.34%
Share price	$0.49
Fair value of warrants issued	$0.36 -$0.38

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of December 31, 2020. The Directors are authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights.  There were no undesignated preferred shares in issue as of December 31, 2020 or December 31, 2019.

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

On May 18, 2017, the Company authorized 2,654,215 Series B-1 convertible preferred shares with a par value of $0.01 per share and 1,042,728 Series B-2 convertible preferred shares with a par value of $0.01 per share (the Series B convertible preferred shares). On the same day, the Company issued 2,654,206 Series B-1 convertible preferred shares for a purchase price of $17.28 per share, for gross cash proceeds of $45,867 (after taking account of the reverse share split and redenomination of the par value of the convertible preferred shares from $0.01571 (the nominal value resulting from the reverse share split) per share to $0.01 on May 15, 2018). On March 13, 2018, the Company redenominated its 4,801,493 authorized and 4,363,856 issued Series B convertible preferred shares from $0.0001 to $0.001 par value per share in accordance with section 83(1)(c) of the Irish Companies Act.

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

(11)	Share-Based Compensation

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

Restricted ordinary shares were fully vested as of December 31, 2019 and there was no restricted ordinary share activity for the year ended December 31, 2020.

The Company recorded share-based compensation expense for the restricted ordinary shares based on the grant date fair value. The Company recorded an expense of $260 and $332 for the years ended December 31, 2019 and 2018, respectively. There was no unamortized compensation expense related to restricted ordinary shares as of December 31, 2020 or December 31, 2019. Total unamortized compensation expense related to restricted ordinary shares was $260 as of December 31, 2018 and was recognized over a weighted average period of 0.79 years.

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

The fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was estimated using the Black-Scholes option-pricing model. The inputs for the Black-Scholes model require management’s significant assumptions. The risk-free interest rate was based on a normalized estimate of the 7-year U.S. treasury yield. The Company has estimated the expected term utilizing the “simplified” method for awards that qualify as “plain vanilla”. The Company does not have sufficient company-specific historical and implied volatility information and it therefore estimates its expected share volatility based on historical volatility information of reasonably comparable guideline public companies and itself. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. Expected dividend yield is based on the fact that the Company has never paid cash dividends, its ability to pay cash dividends is currently prohibited by the terms of its credit facility with SVB and the Company’s future ability to pay cash dividends on its shares may be limited by the terms of any future debt or preferred securities. The Company has elected to account for forfeitures as they occur.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The Company granted 64,840, 512,778 and 479,986 share options to employees and directors during the years ended December 31, 2020, 2019 and 2018, respectively. There were 266,666, 837,386 and 479,986 unvested employee and director options outstanding as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively. Total expense recognized related to the employee and director share options was $1,136, $1,388 and $669 for the years ended December 31, 2020, 2019 and 2018, respectively. Total unamortized compensation expense related to employee and director share options was $970, $3,342 and $2,822 as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively, expected to be recognized over a remaining weighted average vesting period of 1.47 years, 2.61 years and 3.07 years as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

	Year ended December 31,
	2020	2019	2018
Volatility	90.3 - 99.5%	68.9 - 74.5%	60%
Expected term in years	5.50 - 6.25	5.50 - 6.25	6.25
Dividend rate	0%	0%	0%
Risk-free interest rate	0.18 - 0.78%	1.73 - 2.57%	2.16 - 2.91%
Share price	1.68 - 2.03	3.55 - 6.80	7.06 - 13.00
Fair value of option on grant date	1.27 - 1.52	2.37 - 4.41	4.41 - 7.49

The following table summarizes the number of options outstanding and the weighted-average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2017	248,128	$3.31	9.44	—
Granted	479,986	$12.60
Exercised	(2,008)	$3.30
Forfeited	(60,887)	$10.99
Options outstanding December 31, 2018	665,219	$9.31	8.93	395
Granted	512,778	$5.94
Exercised	(18,232)	$3.29
Forfeited	(8,726)	$7.43
Expired	(769)	$6.77
Options outstanding December 31, 2019	1,150,270	$7.92	8.59	254
Granted	64,840	$1.69
Exercised	—
Forfeited	(134,004)	$8.54
Expired	(127,729)	$8.25
Options outstanding December 31, 2020	953,377	$7.36	5.41	—
Exercisable at December 31, 2020	686,711	$7.79

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares as of December 31, 2020 and December 31, 2019.

The weighted average grant-date fair value per share of share options granted during the years ended December 31, 2020, 2019 and 2018 was $1.28, $3.80 and $7.25, respectively.

Restricted Share Units (RSUs)

No RSUs were granted to directors during the year ended December 31, 2020. The Company granted 31,367 and 36,924 RSUs to directors during the years ended December 31, 2019 and 2018, respectively.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The table below shows the number of RSUs granted covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2017	—
Granted	36,924	$13.00
Shares vested	—
Forfeited	—
RSUs outstanding December 31, 2018	36,924	$13.00
Granted	31,367	$7.01
Shares vested	(36,924)	$13.00
Forfeited	—
RSUs outstanding December 31, 2019	31,367	$7.01
Granted	—
Shares vested	(25,664)	$7.01
Forfeited	(5,703)	$7.01
RSUs outstanding December 31, 2020	—

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors. Total expense recognized related to the RSUs was $63 and $313 for the years ended December 31, 2020 and 2019, respectively. There was no unamortized compensation expense related to the RSUs as of December 31, 2020. Total unamortized compensation expense related to the RSUs was $99 as of December 31, 2019, expected to be recognized over a remaining average vesting period of 0.45 years as of December 31, 2019.

The Company awarded 1,079,000 and 50,000 RSUs to certain employees during the years ended December 31, 2020 and 2019, respectively, which are subject to certain vesting conditions (Performance RSUs). No Performance RSUs were awarded prior to the year ended December 31, 2018.

The table below shows the number of Performance RSUs granted covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the Performance RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Performance RSUs outstanding December 31, 2018	—
Granted	50,000	$8.21
Shares vested	—
Forfeited	—
Performance RSUs outstanding December 31, 2019	50,000	$8.21
Granted	1,079,000	$2.04
Shares vested	—
Forfeited	(146,000)	$3.05
Performance RSUs outstanding December 31, 2020	983,000	$1.99

The weighted average grant date fair value of Performance RSUs with a market condition was determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed ratably over the vesting period. Total expense recognized related to the Performance RSUs was $1,560 and $212 for the years ended December 31, 2020 and 2019, respectively. Total unamortized compensation expenses related to Performance RSUs was $152 and $198 for the years ended December 31, 2020 and 2019, respectively, expected to be recognized over a remaining average vesting period of 0.20 years and 0.81 years as of December 31, 2020 and 2019, respectively.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The Company’s share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31,
	2020	2019	2018
Research and development expense	$754	$723	$398
General and administrative expense	2,005	1,450	892

There was a total of $1,122, $3,639 and $3,273 unamortized share-based compensation expense for restricted ordinary shares, options, restricted share units and performance restricted share units as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively, expected to be recognized over a remaining average vesting period of 0.80 years, 2.44 years and 2.71 years as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

(12)	Income Taxes

During the years ended December 31, 2020, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The provision for income taxes consists of the following components:

	Year ended December 31,
	2020	2019	2018
Current
U.S.	$743	$444	$472
Ireland	—	—	—
Total Current	$743	$444	$472

Deferred
U.S.	$—	$—	$—
Ireland	—	—	—
Total Deferred	$—	$—	$—
Income Tax Provision	$743	$444	$472

Income taxes have been based on the following components of income (loss) before provision for income taxes:

	Year ended December 31,
	2020	2019	2018
U.S.	$696	$484	$532
Ireland	(51,959)	(103,170)	(77,116)
Total	$(51,263)	$(102,686)	$(76,584)

The Irish federal statutory rate is reconciled to the effective tax rate as follows:

	Year ended December 31, 2020		Year ended December 31, 2019		Year ended December 31, 2018
Statutory rate	12.50%	$(6,408)	12.50%	$(12,836)	12.50%	$(9,573)
Impact of U.S. tax rate	(0.20)%	105	(0.07)%	72	(0.11)%	81
Impact of valuation allowance	(6.47)%	3,319	(12.91)%	13,258	(11.42)%	8,749
Research and development tax credit	0.14%	(71)	0.23%	(232)	0.45%	(341)
Adjustments for current tax of prior periods	(1.94)%	995	(0.24)%	241	0.00%	—
Fair value movements on derivative financial instruments	(4.34)%	2,227	0.00%	—	0.00%	—
Other, net	(1.13)%	577	0.06%	(59)	(2.03)%	1,557
Effective tax rate	(1.44)%	$743	(0.43)%	$444	(0.61)%	$472

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2020	2019	2018
Deferred tax assets
Share-based compensation	$650	$679	$27
Depreciation	31	(24)	(49)
Net operating loss carryforwards	30,261	26,195	13,648
163(j) interest expense limitation	—	730	115
Other	41	84	665
Valuation allowance	(30,983)	(27,664)	(14,406)
Total deferred tax assets	$—	$—	$—

Deferred tax liabilities
	—	—	—
Total deferred tax assets	$—	$—	$—

Net deferred tax asset	$—	$—	$—

As a Company incorporated in Ireland, it is principally subject to taxation in Ireland.

The Company has net operating loss carryforwards in Ireland of approximately $30,261, $26,195 and $13,648 as of the years ended December 31, 2020, 2019 and 2018, respectively, for which a full valuation allowance has been recognized as it was determined that it is more-likely-than-not that these net deferred tax assets will not be realized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

On December 22, 2017, the United States federal government enacted the Tax Act, marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provided a reduction of the U.S. federal corporate income tax rate from 34% to 21%, an indefinite carryforward of net operating losses incurred in 2018 and future periods, and an interest limitation starting in 2018 with an indefinite carryforward.  Any impact to the Company related to these items were accounted for in the 2018, 2019 and 2020 tax provisions with minimal impact.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2020	2019
Balance at January 1	$2,461	$428
Additions	563	2,033
Balance at December 31	$3,024	$2,461

The Company is generally subject to examination in the Company’s primary tax jurisdictions for tax years beginning 2015. The Company is not currently subject to any audits or examination.

(13)	Commitments and Contingencies

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

Royalty-Linked Notes

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. On September 8, 2020, as part of the Rights Offering, the Company issued 11,000 RLNs to existing shareholders. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company receives FDA approval for one or more specified sulopenem products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN, has not been paid as of the end date on December 31, 2045 (or December 31, 2025, in the event that the Company has not yet received FDA approval with respect to one or more specified sulopenem products by such date), Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the RLN Indenture (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note).  The RLNs will be redeemable at the Company’s option, subject to the terms of the RLN Indenture.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. At each reporting date the Company evaluates whether or not a potential loss amount or a potential loss range is probable and reasonably estimable under the provisions of the authoritative guidelines that address accounting for contingencies. The Company expenses costs as incurred in relation to such legal proceedings. The Company is not currently involved in any legal matters.

Under the terms of their respective employment agreements, each of the named executive officers is eligible to receive severance payments and benefits upon a termination without “cause” or due to “permanent disability”, or upon “resignation for good reason”, contingent upon the named executive officer’s continued performance for the Company.

(14)	Quarterly Financial Data (unaudited)

	Three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue	$—	$—	$—	$—
Total operating expenses	(4,644)	(6,335)	(8,253)	(12,894)
Net loss and comprehensive loss	(11,186)	(12,199)	(12,521)	(16,100)
Net loss attributable to ordinary shareholders	(11,186)	(12,199)	(12,521)	(16,100)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(0.28)	$(0.60)	$(0.80)	$(1.08)
Weighted average ordinary shares outstanding – basic and diluted	40,645,864	20,392,357	15,614,767	14,868,973

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

(15)	Condensed Consolidating Financial Statements

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

The Units were issued by Iterum Bermuda, which was formed on November 6, 2019 and is a 100% owned “finance subsidiary” of the Company under Rule 13-01 of Regulation S-X with no independent function and no assets or operations other than those related to the issuance, administration and repayment of the ENs and RLNs. Iterum Therapeutics plc, as the parent company, has no independent assets or operations, and its operations are conducted solely through its subsidiaries. The assets, liabilities and results of operations of the Company, Iterum Bermuda, and Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Subsidiary Guarantors) are not materially different than the corresponding amounts presented in the consolidated financial statements of this Annual Report on Form 10-K. The Company and the Subsidiary Guarantors have provided a full and unconditional guarantee of Iterum Bermuda’s obligations under the Exchangeable Notes and the RLNs, and each of the guarantees constitutes the joint and several obligations of the applicable guarantor. The Subsidiary Guarantors are 100% directly or indirectly owned subsidiaries of the Company. There are no significant restrictions upon the Company’s or the Subsidiary Guarantors’ ability to obtain funds from their subsidiaries by dividend or loan. None of the assets of Iterum Bermuda or the Subsidiary Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

(16)	Subsequent Events

On January 28, 2021, at an extraordinary general meeting of shareholders, the Company’s shareholders approved an increase of an additional 150,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 300,000,000 ordinary shares of $0.01 par value each as of March 12, 2021. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

On February 3, 2021, the Company entered into an amended and restated underwriting agreement (the Underwriting Agreement) to issue and sell 34,782,609 ordinary shares of the Company, $0.01 nominal value per share, in a firm commitment underwritten public offering with a public offering price of $1.15 per share (the February Underwritten Offering). The Company offered the ordinary shares in the February Underwritten Offering pursuant to its universal shelf registration statement on Form S-3. The February Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, the Company granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021.  This exercise increased the total number of ordinary shares sold by the Company in the offering to 40,000,000 shares, which resulted in aggregate net proceeds of approximately $42,096 after deducting underwriting discounts and commissions and estimated offering expenses. In addition, pursuant to the Underwriting Agreement, the Company agreed to issue to the underwriter’s designees warrants to purchase 2,800,000 ordinary shares, which was equal to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

On February 9, 2021, the Company entered into a securities purchase agreement (the February SPA) with several healthcare-focused institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the February Registered Direct Offering) an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price of $2.00 per share, for aggregate net proceeds to the Company of approximately $32,200 after deducting placement agent fees and other estimated offering expenses. The Company offered the ordinary shares in the February Registered Direct Offering pursuant to its universal shelf registration statement on Form S-3. The February Registered Direct Offering closed on February 12, 2021. Warrants to purchase 1,225,000 ordinary shares, which was equal to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February Registered Direct Offering. Upon closing, warrants issued to such designees became exercisable immediately at an exercise price of $2.50 per ordinary share, subject to adjustment in certain circumstances, and will expire on February 9, 2026.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we conducted an evaluation of the effectiveness of our internal control over financial reporting. We used the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain an “emerging growth company” as defined in Rule 12b-2 of the Exchange Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2021 Annual General Meeting of Shareholders, or our 2021 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of exhibits filed or furnished as part of this Annual Report on Form 10-K;

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
3.1	Amended and Restated Constitution of Iterum Therapeutics plc		Form 8-K (Exhibit 3.1)	January 28, 2021	001-38503
3.2	Memorandum of Association of Iterum Therapeutics Bermuda Limited		Form S-1 (Exhibit 3.2)	March 20, 2020	333-237326
3.3	Bye-Laws of Iterum Therapeutics Bermuda Limited		Form S-1 (Exhibit 3.3)	March 20, 2020	333-237326
3.4	Constitution of Iterum Therapeutics International Limited	X
3.5	Amended and Restated Certificate of Incorporation of Iterum Therapeutics US Limited	X
3.6	Bylaws of Iterum Therapeutics US Limited	X
3.7	Certificate of Amendement of Certificate of Incorporation of Iterum Therapeutics US Holding Limited	X
3.8	Bylaws of Iterum Therapeutics US Holding Limited	X
4.1	Form of Ordinary Share Certificate of Registrant.		Form S-1 (Exhibit 4.1)	May 1, 2018	333-224582
4.2

Indenture (including form of note), dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and U.S. Bank National Association, as trustee.

			Form 10-K (Exhibit 4.2)	March 12, 2020	001-38503
4.3	Form of 6.500% Exchangeable Senior Subordinated Note due 2025 (included within Exhibit 4.2).		Form 10-K (Exhibit 4.3)	March 12, 2020	001-38503
4.4

Indenture (including form of note), dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited, Iterum Holders’ Representative LLC and Computershare Trust Company, N.A., as trustee.

			Form 10-K (Exhibit 4.4)	March 12, 2020	001-38503
4.5	Form of Limited Recourse Royalty-Linked Subordinated Note (included within Exhibit 4.4).		Form 10-K (Exhibit 4.5)	March 12, 2020	001-38503
4.6	Form of Warrant to Subscribe for Ordinary Shares issued to purchasers in connection with Securities Purchase Agreement dated June 3, 2020		Form 8-K (Exhibit 4.1)	June 04, 2020	001-38503
4.7	Form of Placement Agent Warrant to Subscribe for Ordinary Shares issued to designees of H.C. Wainwright & Co., LLC in connection with Securities Purchase Agreement dated June 3, 2020		Form 8-K (Exhibit 4.2)	June 04, 2020	001-38503
4.8	Form of Warrant to Subscribe for Ordinary Shares issued to purchasers in connection with Securities Purchase Agreement dated June 30, 2020		Form 8-K (Exhibit 4.1)	July 01, 2020	001-38503
4.9	Form of Placement Agent Warrant to Subscribe for Ordinary Shares issued to designees of H.C. Wainwright & Co., LLC in connection with Securities Purchase Agreement dated June 30, 2020		Form 8-K (Exhibit 4.2)	July 01, 2020	001-38503
4.10	Form of Ordinary Share Purchase Warrant to Subscribe for Ordinary Shares issued to purchasers in connection with the Securities Purchase Agreement dated October 22, 2020		Form 8-K (Exhibit 4.1)	October 27, 2020	001-38503
4.11	Form of Pre-Funded Ordinary Share Purchase Warrant to Subscribe for Ordinary Shares issued to purchasers in connection with the Securities Purchase Agreement dated October 22, 2020		Form 8-K (Exhibit 4.2)	October 27, 2020	001-38503

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
4.12

Form of Placement Agent Ordinary Share Purchase Warrant to Subscribe for Ordinary Shares issued to designees of H.C. Wainwright & Co., LLC in connection with the Placement Agent Agreement dated October 22, 2020

			Form 8-K (Exhibit 4.3)	October 27, 2020	001-38503
4.13	Form of Underwriter Warrant to subscribe for ordinary issued to designees of H.C. Wainwright & Co., LLC in connection with the Amended and Restated Underwriting Agreement dated February 3, 2021		Form 8-K (Exhibit 4.1)	February 5, 2021	001-38503
4.14	Form of Placement Agent Warrant to Subscribe for Ordinary Shares issued to designees of H.C. Wainwright & Co., LLC in connection with Securities Purchase Agreement dated February 9, 2021		Form 8-K (Exhibit 4.1)	February 11, 2021	001-38503
4.15	Description of Registrant's Securities	X
10.1†	License Agreement by and among Registrant, Iterum Therapeutics International Limited and Pfizer Inc. dated as of November 18, 2015.		Form S-1 (Exhibit 10.1)	May 1, 2018	333-224582
10.2	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its shareholders dated May 18, 2017.		Form S-1 (Exhibit 10.2)	May 1, 2018	333-224582
10.3	2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.3)	May 1, 2018	333-224582
10.4	Forms of U.S. Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.4)	May 1, 2018	333-224582
10.5	Forms of Irish Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.5)	May 1, 2018	333-224582
10.6	Amended and Restated 2018 Equity Incentive Plan		Form 8-K (Exhibit 99.1)	June 15, 2020	001-38503
10.7	Forms of U.S. Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.7)	May 1, 2018	333-224582
10.8	Forms of International Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.8)	May 1, 2018	333-224582
10.9	Form of Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.9)	May 1, 2018	333-224582
10.10	Form of 2020 Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan.		Form 10-K (Exhibit 10.10)	March 12, 2020	001-38503
10.11	Form of Indemnity Agreement by and between the Registrant and its directors and officers.		Form S-1 (Exhibit 10.10)	May 1, 2018	333-224582
10.12	Form of Indemnity Agreement by and between Iterum Therapeutics US Limited and its directors and officers.		Form S-1 (Exhibit 10.11)	May 1, 2018	333-224582
10.13+	Employment Terms by and between Iterum Therapeutics US Limited and Corey N. Fishman dated November 18, 2015.		Form S-1 (Exhibit 10.12)	May 1, 2018	333-224582
10.14+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Corey N. Fishman dated May 2, 2018.		Form S-1/A (Exhibit 10.13)	May 4, 2018	333-224582

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
10.15+	Employment Terms by and between Iterum Therapeutics US Limited and Judith M. Matthews dated November 18, 2015.		Form S-1 (Exhibit 10.15)	May 1, 2018	333-224582
10.16+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Judith M. Matthews dated May 2, 2018.		Form S-1/A (Exhibit 10.16)	May 4, 2018	333-224582
10.17+	Non-Employee Director Compensation Policy.		Form S-1/A (Exhibit 10.18)	May 16, 2018	333-224582
10.18

Loan and Security Agreement by and among Silicon Valley Bank, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited, and Iterum Therapeutics US Limited, dated April 27, 2018.

			Form S-1/A (Exhibit 10.19)	May 4, 2018	333-224582
10.19

Intellectual Property Security Agreement by and among Silicon Valley Bank, the Registrant, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited, and Iterum Therapeutics US Limited, dated April 27, 2018.

			Form S-1/A (Exhibit 10.20)	May 4, 2018	333-224582
10.20	Warrant to Subscribe for Shares, issued to Silicon Valley Bank, dated April 27, 2018.		Form S-1/A (Exhibit 10.21)	May 4, 2018	333-224582
10.21	Warrant to Subscribe for Shares, issued to Life Sciences Fund II LLC, dated April 27, 2018.		Form S-1/A (Exhibit 10.22)	May 4, 2018	333-224582
10.22

Securities Purchase Agreement, dated as of January 16, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto

			Form 8-K (Exhibit 10.1)	January 17, 2020	001-38503
10.23

Investor Rights Agreement, dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto.

			Form 10-K (Exhibit 10.26)	March 12, 2020	001-38503
10.24

First Amendment to Loan and Security Agreement, dated as of January 16, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and Silicon Valley Bank.

			Form 8-K (Exhibit 10.3)	January 17, 2020	001-38503
10.25	Securities Purchase Agreement, dated as of June 3, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto		Form 10-Q (Exhibit 10.1)	August 6, 2020	001-38503
10.26	Securities Purchase Agreement, dated as of June 30, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto		Form 10-Q (Exhibit 10.2)	August 6, 2020	001-38503
10.27	Securities Purchase Agreement, dated as of October 22, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto		Form 10-Q (Exhibit 10.1)	November 16, 2020	001-38503
10.28	Securities Purchase Agreement, dated as of February 9, 2021, by and among Iterum Therapeutics plc and the purchasers party thereto	X

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
21.1	Subsidiaries of the Registrant.		Form 10-K (Exhibit 21.1)	March 12, 2020	001-38503
22.1	Subsidiary Guarantors and Subsidiary Issuers	X
23.1	Consent of KPMG, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_____________

+	Indicates management contract or compensatory plan.
†

Confidential treatment has been granted for certain provisions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. The omitted information has been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: March 12, 2021	By:	/s/ Corey N. Fishman
Corey N. Fishman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Corey N. Fishman Corey N. Fishman	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2021

/s/ Judith M. Matthews Judith M. Matthews	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2021

/s/ Brenton K. Ahrens Brenton K. Ahrens	Director	March 12, 2021

/s/ Mark Chin Mark Chin	Director	March 12, 2021

/s/ Michael Dunne Michael Dunne M.D.	Director	March 12, 2021

/s/ Patrick J. Heron Patrick J. Heron	Director	March 12, 2021

/s/ Ronald M. Hunt Ronald M. Hunt	Director	March 12, 2021

/s/ David G. Kelly David G. Kelly	Director	March 12, 2021

/s/ Shahzad Malik Shahzad Malik, M.D.	Director	March 12, 2021