Form 10-Q
period 2021-03-31
Iterum Therapeutics plc
filed 2021-05-14
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 179,138,769 ordinary shares, $0.01 par value per share, outstanding.

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

•	our ability to maintain compliance with listing requirements of the Nasdaq Capital Market; and;
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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance

ii

or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

You should read this Quarterly Report and the documents that we have filed with the Securities and Exchange Commission (SEC), as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

This Quarterly Report also contains industry, market and competitive position data from our own internal estimates and research as well as industry and general publications and research surveys and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and our management’s understanding of industry conditions. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source. The industry in which we operate is subject to a high degree of uncertainty and risks due to various factors, including those described in the section titled “Risk Factors”.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$66,640	$14,508
Short-term investments	33,868	—
Prepaid expenses and other current assets	3,695	6,904
Current portion of restricted cash	30	60
Total current assets	104,233	21,472
Property and equipment, net	387	421
Restricted cash, less current portion	70	248
Other assets	10,475	10,651
Total assets	$115,165	$32,792
Liabilities and Shareholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$1,853	$816
Accrued expenses	2,077	1,829
Derivative liability	28,868	28,865
Current portion of long-term debt	6,431	6,374
Current portion of royalty-linked notes	190	114
Income taxes payable	161	102
Other current liabilities	4,229	3,598
Total current liabilities	43,809	41,698
Long-term debt, less current portion	6,094	22,462
Royalty-linked notes, less current portion	28,798	13,389
Other liabilities	4,947	5,802
Total liabilities	$83,648	$83,351
Commitments and contingencies (Note 14)
Shareholders’ equity / (deficit):
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued at March 31, 2021 and December 31, 2020	—	—
Ordinary shares, $0.01 par value per share: 300,000,000 shares authorized, 179,137,432 shares issued at March 31, 2021; 150,000,000 shares authorized, 49,431,028 shares issued at December 31, 2020	1,787	494
Additional paid-in capital	415,580	235,876
Accumulated deficit	(385,850)	(286,929)
Total shareholders' equity / (deficit)	$31,517	$(50,559)
Total liabilities and shareholders’ equity / (deficit)	$115,165	$32,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$(2,451)	$(9,743)
General and administrative	(3,396)	(3,151)
Total operating expenses	(5,847)	(12,894)
Operating loss	(5,847)	(12,894)
Interest expense, net	(2,952)	(2,596)
Financing transaction costs	—	(2,130)
Adjustments to fair value of derivatives	(90,103)	1,679
Other income / (expense), net	41	(38)
Total other expense	(93,014)	(3,085)
Loss before income taxes	(98,861)	(15,979)
Income tax expense	(60)	(121)
Net loss and comprehensive loss	(98,921)	(16,100)
Net loss attributable to ordinary shareholders	$(98,921)	$(16,100)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(0.81)	$(1.08)
Weighted average ordinary shares outstanding – basic and diluted	121,549,083	14,868,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(98,921)	$(16,100)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	35	39
Share-based compensation expense	281	597
Interest on short-term investments	(85)	—
Non-cash loss on short-term investments	52	—
Amortization of debt discount and deferred financing costs	2,372	1,614
Interest on exchangeable notes - non-cash	436	652
Financing transaction costs included in financing activities	—	2,130
Adjustments to fair value of derivatives	90,103	(1,679)
Other	345	378
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,170	590
Accounts payable	1,037	(9,185)
Accrued expenses	248	(6,214)
Income taxes	60	121
Other liabilities	(265)	(334)
Net cash used in operating activities	(1,132)	(27,391)
Cash flows from investing activities:
Purchases of short-term investments	(33,920)	—
Net cash used by investing activities	(33,920)	—
Cash flows from financing activities:
Repayments of long-term debt	(1,629)	(1,552)
Proceeds from private placement, net of transactions costs	—	47,423
Proceeds from issuance of ordinary shares, net of transaction costs	88,611	—
Net cash provided by financing activities	86,982	45,871
Effect of exchange rates on cash and cash equivalents	(6)	(24)
Net increase in cash, cash equivalents and restricted cash	51,924	18,456
Cash, cash equivalents and restricted cash, at beginning of period	14,816	4,891
Cash, cash equivalents and restricted cash, at end of period	$66,740	$23,347
Supplemental Disclosure of Cash Flow Information:
Income tax paid - US	$—	$—
Interest paid	$152	$294

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

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with Silicon Valley Bank (SVB) including the Paycheck Protection Program loan (PPP loan), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement and subsequent rights offering pursuant to which its wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold $51.8 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities). The Company has not generated any product revenue. The Company is subject to risks and uncertainties common to early-stage companies in the pharmaceutical industry, including, but not limited to, the ability to secure additional capital to fund operations, failure to achieve regulatory approval, failure to successfully develop and commercialize its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. Product candidates currently under development will require additional research and development efforts, including regulatory approval prior to commercialization.

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

On July 5, 2019, the Company filed a universal shelf registration statement on Form S-3 (File No. 333-232569) with the Securities and Exchange Commission (SEC), which was declared effective on July 16, 2019, and pursuant to which it registered for sale up to $150.0 million of any combination of its ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that the Company may determine.

On January 21, 2020, the Company completed a private placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors (the Private Placement). The Securities were sold in units (the Units) in the Private Placement and Rights Offering with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs). In connection with the Private Placement, the Company agreed to undertake a rights offering of subscription rights to purchase additional Units (the Rights Offering). Under the Rights Offering, the Company and Iterum Bermuda, distributed to the Company’s eligible holders of ordinary shares and eligible warrant holders one non-transferable subscription right for each ordinary share owned (or deemed owned in the case of eligible warrant holders) as of the close of business on the record date, August 5, 2020. The subscription period for the Rights Offering expired on August 31, 2020 and right holders subscribed for 220 units. As a result, on September 8, 2020, Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.02 million aggregate principal amount of RLNs.  The Units were sold at a price of $1,000 per Unit. The Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which was adjusted from the initial exchange price of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms and conditions of the indenture governing the Exchangeable Notes (the Exchangeable Notes Indenture). Beginning on January 21, 2021 to March 31, 2021, certain noteholders of $37.5 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 51,499,567 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2021 was $14.3 million. The RLNs entitle holders to payments based on a percentage of the Company’s net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs. Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the U.S. Food and Drug Administration (the FDA). The aggregate amount of

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sales of the Securities of approximately $45.0 million, after deducting placement agent fees and offering expenses.

In April 2020, the Company began deferring payment on its share of U.S. payroll taxes owed, as allowed by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) through December 31, 2020. The Company is able to defer half of its share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

On April 3, 2020, the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, the Company’s wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into the PPP loan with SVB (the Lender) under the Program, pursuant to the Company receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company until the SBA remits the forgiveness amount to the borrower or 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020, and the remaining loan of $404 began amortization in December with equal monthly repayments of $26 through March 2022.

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

On October 27, 2020, the Company completed a registered public offering (the October Offering) in which it sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. The Company’s net proceeds from the October Offering, after deducting placement agent fees and other estimated offering expenses payable by the Company, were $15.5 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of December 31, 2020, all pre-funded warrants had been exercised for net proceeds of $0.11 million. In connection with the October Offering, the Company entered into a Securities Purchase Agreement (the Purchase

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Agreement) on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of the Company, termination rights of the parties, and certain indemnification obligations of the Company and ongoing covenants of the Company, including a prohibition on the Company entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and will expire on October 22, 2025.

On February 3, 2021, the Company entered into an amended and restated underwriting agreement (the Underwriting Agreement) to issue and sell 34,782,609 ordinary shares of the Company, $0.01 nominal value per share, in a firm commitment underwritten public offering with a public offering price of $1.15 per share (the February Underwritten Offering). The Company offered the ordinary shares in the February Underwritten Offering pursuant to its universal shelf registration statement on Form S-3. The February Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, the Company granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This exercise increased the total number of ordinary shares sold by the Company in the offering to 40,000,000 shares, which resulted in aggregate gross proceeds of $46.0 million and net proceeds of $42.1 million after deducting underwriting discounts and commissions and estimated offering expenses. In addition, pursuant to the Underwriting Agreement, the Company agreed to issue to the underwriter’s designees warrants to purchase 2,800,000 ordinary shares, which was equal to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering, including the underwriter’s option to purchase an additional 5,217,391 ordinary shares. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

On February 9, 2021, the Company entered into a securities purchase agreement (the February SPA) with several healthcare-focused institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the February Registered Direct Offering) an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price of $2.00 per share, for aggregate gross proceeds of $35.0 million and net proceeds to the Company of $32.2 million after deducting placement agent fees and other estimated offering expenses. The Company offered the ordinary shares in the February Registered Direct Offering pursuant to its universal shelf registration statement on Form S-3. The February Registered Direct Offering closed on February 12, 2021. Warrants to purchase 1,225,000 ordinary shares, which was equal to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February Registered Direct Offering. The warrants issued to such designees were exercisable upon issuance at an exercise price of $2.50 per ordinary share and will expire on February 9, 2026.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, payments received under the CARB-X program and the proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $98,921 and $16,100 for the three months ended March 31, 2021 and 2020, respectively, and a net loss of $52,006 for the year ended December 31, 2020. The Company had an accumulated deficit of $385,850 as of March 31, 2021 and expects to continue to incur net losses for the foreseeable future. Management believes that its cash and cash equivalents balance of $66,640 and short-term investments balance of $33,868 at March 31, 2021 are sufficient to fund operations for at least one year from the date the condensed consolidated financial statements are issued. In making this assessment management have considered the planned operations of the company and the ability to adjust its plans if required.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2021, and results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020 have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies, other than a change to the measurement method of the RLNs and the adoption of accounting pronouncements as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the valuation of share-based compensation awards, and the valuation of the RLNs and the Derivative liabilities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ materially from those estimates. The Company has contemplated the impact of COVID-19

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

within its financial statements and is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities.

Specifically, management has estimated variables used to calculate the discounted cash flow analysis (DCF) and assumptions used in the Black-Scholes and binomial option pricing models to value derivative instruments (see Note 3 - Fair Value of Financial Assets and Liabilities).

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

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is a certificate of deposit for $60 which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease (see Note 7 - Leases). Also included within restricted cash on the Company’s condensed consolidated balance sheet is $17 relating to the warrants issued on June 5, 2020 pursuant to the June 3 SPA, $6 relating to the warrants issued on July 2, 2020 pursuant to the June 30 SPA and $17 relating to warrants issued in the October Offering. On the closing date of each of the June 3 Offering, June 30 Offering and October Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a "cashless exercise" pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company has most of its cash, cash equivalents and short-term investments at two accredited financial institutions in the United States and Ireland, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period in accordance with Accounting Standard Codification (ASC) 260, Earnings per Share. For the periods presented, the following ordinary shares underlying the options, unvested restricted share units, unvested performance restricted share units and the warrants have been excluded from the calculation because they would be anti-dilutive.

	Three Months Ended
	March 31, 2021	March 31, 2020
Options to purchase ordinary shares	690,733	1,133,208
Unvested restricted share units	1,198,136	25,664
Unvested performance restricted share units	407,000	1,127,000
Warrants	8,240,955	19,890
Exchangeable Notes	19,828,296	52,249,329
Total	30,365,120	54,555,091

Segment and Other Information

The Company determines and presents operating segments based on the information that is internally provided to the Chief Executive Officer and Chief Financial Officer, who together are considered the Company’s chief operating decision maker, in accordance with ASC 280, Segment Reporting. The Company has determined that it operates as a single business segment, which is the development and commercialization of innovative treatments for drug resistant bacterial infections.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended March 31,
Operating expenses	2021	2020
Ireland	$3,918	$9,431
U.S.	1,884	3,463
Bermuda	45	—
Total	$5,847	$12,894

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	March 31, 2021	December 31, 2020
Ireland	$7,958	$8,101
U.S.	2,904	2,971
Total	$10,862	$11,072

Royalty-Linked Notes

On recognition, the RLNs qualified as debt instruments under ASC 470, Debt, and were initially recorded at fair value, applying a DCF model, and then subsequently measured at amortized cost. In January 2021, the RLNs were exchange listed, and therefore, derivative accounting has been applied in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts which require bifurcation and measurement at fair value for accounting purposes on the balance sheet date. Any liabilities recorded at fair value are revalued at each reporting period with the resulting change in fair value reflected in other income / (expense), net.

Income Taxes

The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three months ended March 31, 2021, or to the Company’s net deferred tax assets as of March 31, 2021.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The new standard became effective for the Company on January 1, 2021 and adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in ASU 2020-01 clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The new standard became effective for the Company on January 1, 2021 and adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which clarifies various topics in the Codification by providing consistency in codification wording and moving existing disclosure requirements to the relevant disclosure sections.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

ASU 2020-10 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. This standard became effective for the Company on January 1, 2021, and did not have a material impact on the Company’s disclosures.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than annual and interim periods in fiscal years beginning after December 15, 2020. The Company is assessing what impact ASU 2020-06 will have on the condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

March 31, 2021
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$33,868	33,868	—	—
Other asset – advance payment to supplier	3,224	—	—	3,224
Total	$37,092	$33,868	$—	$3,224

December 31, 2020
Assets	Total	Level 1	Level 2	Level 3
Other asset – advance payment to supplier	$3,357	$—	$—	$3,357

See Note 4 for details on the short-term investments. The other asset above relates to advance payments made to a supplier that were recorded at fair value using DCF analysis as of March 31, 2021 and December 31, 2020. The fair value measurements of these advance payments were determined based on significant unobservable inputs, including a discount rate of 21% as of March 31, 2021 and December 31, 2020, and the expected time to recovery of the payment. Changes to the inputs described above are not expected to have a material impact on the Company’s financial position and results of operations in any given period.

The carrying amounts reported in the condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

The following table presents information about the Company’s debt, Exchangeable Notes, Derivative liability and RLNs. The Company’s long-term debt was carried at amortized cost on the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

March 31, 2021	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$6,431	$6,431	—	6,431	—
Exchangeable Notes
Long-term exchangeable note	6,094	9,105	—	9,105	—
Derivative liability - exchange option and change of control	28,868	28,868	—	—	28,868
Revenue Futures
Current portion of royalty linked notes	190	190	—	—	190
Long-term royalty linked notes, less current portion	28,798	28,798	—	—	28,798
Total	$70,381	$73,392	—	15,536	57,856

December 31, 2020	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$6,374	$6,374	—	6,374	—
Long-term debt, less current portion	1,626	1,512	—	1,512	—
Exchangeable Notes
Long-term exchangeable note	20,836	31,493	—	31,493	—
Derivative liability - exchange option and change of control	28,865	28,865	—	—	28,865
Revenue Futures
Current portion of royalty-linked notes	114	114	—	—	114
Long-term royalty-linked notes, less current portion	13,389	16,379	—	—	16,379
Total	$71,204	$84,737	—	39,379	45,358

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

The fair value of long-term Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the Exchangeable Note Indenture, without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of March 31, 2021 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 9 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 10 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium are presented as a Derivative liability. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which was adjusted from an initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes. Beginning on January 21, 2021 to March 31, 2021, certain noteholders of $37.5 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 51,499,567 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2021 was $14.3 million. The Derivative liability, representing the exchange option and change of control premium, was recorded at a fair value of $27,038 upon issuance of the Exchangeable Notes under the Private Placement and is subsequently remeasured to fair value at the end of each reporting period. The fair value of the exchange option at March 31, 2021 amounted to $20,456.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Note Indenture, the Company will be required to pay each holder of an Exchangeable Note the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The Derivative liability, representing the change of control feature, was recorded at a fair value of $8,412 at March 31, 2021.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The fair value of each component of the Derivative liability was determined using the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of March 31, 2021 include the terms of the Exchangeable Notes Indenture, the Company’s share price and market capitalization, the expected annual volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a fundamental change pursuant to the terms of the Exchangeable Notes Indenture, and the risk-free interest rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's Derivative liability for the three months ended March 31, 2021:

Balance at December 31, 2020	$28,865
Conversion of Exchangeable Notes	(75,819)
Adjustment to fair value	75,822
Balance at March 31, 2021	$28,868

The following summary table shows the assumptions used in the binomial option pricing model to estimate the fair value of the Derivative liabilities:

	March 31, 2021	December 31, 2020
Share price	$1.410	$0.989
Market capitalization	$252,583,779	$48,887,287
Volatility	120%	120%
Risk-free interest rate	0.59%	0.26%
Dividend rate	0%	0%

The additional significant assumption used in the DCF model, to estimate the fair value of the change of control feature at March 31, 2021, was management’s assumption regarding the probability of a fundamental change pursuant to the terms of the Exchangeable Notes Indenture.

 The RLN liability is carried at fair value on the condensed consolidated balance sheet as of March 31, 2021 (amortized cost as of December 31, 2020) (see Note 10 – Royalty-Linked Notes). The total fair value of $28,988 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the RLN Indenture, the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 21%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term Investments

The Company classifies its short-term investments as available for sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at period-end consist of corporate entity commercial paper with maturities of more than three months at the date of purchase. Short-term investments as of March 31, 2021 have an average maturity of 0.74 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. The fair value of short-term investments is represented by Level 1 fair value measurements – quoted prices in active markets for identical assets.

The following table represents the Company’s available for sale short-term investments by major security type as of March 31, 2021:

					Maturity by period
	Cost	Unrealized	Unrealized	Fair Value	Less than 1	1 to 5
Available for sale	Total	gains	(losses)	Total	year	years
Commercial paper	$33,920	2	(54)	33,868	31,276	2,592

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The Company did not hold any short-term investments as of December 31, 2020.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2021	December 31, 2020
Refundable FDA filing fee (1)	$—	$2,876
Short-term deposits	2,267	2,360
Research and development tax credit receivable	672	801
Other prepaid assets	274	231
Prepaid insurance	253	415
Prepaid research and development expenses	95	157
Interest receivable	85	—
Value added tax receivable	49	64
Total	$3,695	$6,904
(1) FDA filing fee refund of $2,876 was received in January 2021

6. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	March 31, 2021	December 31, 2020
Leasehold improvements	$592	$592
Furniture and fixtures	120	120
Laboratory equipment	86	86
Computer equipment	138	137
	936	935
Less: accumulated depreciation	(549)	(514)
	$387	$421

Depreciation expense was $35 for the three months ended March 31, 2021 and $161 for the year ended December 31, 2020.

7. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have terms which range from one to 18 years, and generally include one or more options to terminate or renew. The termination option can reduce the lease term for a period of 10 years, however the remaining lease term does not represent the early termination date as management have concluded that it is reasonably certain that the Company will not exercise this option. The renewal terms can extend the lease term for additional periods ranging from three to five years. These renewal options are represented in the remaining lease term as management have concluded that it is reasonably certain that the Company will exercise these renewal options. In September 2020, the Company entered into a sublease agreement for commercial property. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $280 and $252 of operating lease costs for right-of-use assets during the three months ended March 31, 2021 and 2020, respectively. The Company recognized $81 of sublease income during the three months ended March 31, 2021. The Company was not party to any sublease agreement during the three months ended March 31, 2020.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

	Three Months Ended	Year ended
	March 31, 2021	December 31, 2020
Cash paid for operating lease liabilities	$265	$1,116
Right-of-use assets obtained in exchange for new operating lease obligation	—	—

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term	12.7 years	13.2 years
Weighted-average discount rate	7.5%	7.5%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	March 31, 2021	December 31, 2020
Other assets	$5,252	$5,261

Other current liabilities	$648	$573
Other liabilities	4,947	5,172
Total lease liabilities	$5,595	$5,745

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2021 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended March 31,
2022	$1,025
2023	725
2024	728
2025	733
2026	631
Thereafter	4,471
$8,313
Less imputed interest	(2,718)
Total lease liabilities	$5,595

8. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
Accrued clinical trial costs	$93	$144
Accrued payroll and bonus expenses	717	966
Accrued manufacturing expenses	73	105
Accrued other expenses	1,194	614
Total	$2,077	$1,829

9. Debt

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

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the three months ended March 31, 2021. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $630, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 12.51% as of March 31, 2021. The Company recognized $210 and $410 of interest expense related to the loan agreement during the three months ended March 31, 2021 and 2020, respectively, including $60 and $116 related to the accretion of the debt discounts and deferred financing costs during the three months ended March 31, 2021 and 2020, respectively.

In connection with the Private Placement, Iterum Bermuda was joined as a party to the Loan and Security Agreement as a borrower and the Loan and Security Agreement was amended on January 16, 2020 to, among other things, modify the definition of subordinated debt to include the RLNs and Exchangeable Notes.

2025 Exchangeable Notes

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of 6.500% Exchangeable Notes and $0.02 million aggregate principal amount of RLNs, to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from an initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to March 31, 2021, certain noteholders of $37.5 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 51,499,567 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2021 was $14.3 million.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The Company evaluates its debt and equity issuances to determine if those contracts, or embedded components of those contracts, qualify as derivatives under ASC 815-15, Derivatives and Hedging, requiring separate recognition in the Company’s financial statements. The Company evaluated the accounting for the issuance of the Exchangeable Notes and concluded that the embedded exchange option and change of control feature are considered a Derivative liability under ASC 815-15 requiring bifurcation, from the Exchangeable Notes, as it does not qualify for the scope exceptions for contracts in an entity’s own equity given the terms of the Exchangeable Notes. The exchange option and change of control feature are accounted for as a Derivative liability, under ASC 815-15, and are required to be separated and recorded as a single liability, which is revalued each reporting period with the resulting change in fair value reflected in other income / (expense), net, in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the Derivative liability related to the Private Placement on January 21, 2020 was $27,038, and the fair value of the Derivative liability related to the Rights Offering was $82, both of which were recorded as a reduction to the book value of the host debt contract. This debt discount is being amortized to interest expense over the term of the debt using the effective interest method. Transaction costs amounting to $2,815 were allocated to the exchange option. These costs are reflected in financing transaction costs in the condensed consolidated statements of operations and comprehensive loss in the year ended December 31, 2020. Transaction costs amounting to $2,814 were allocated to the debt host and capitalized in the host debt book value.

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

The Company determined that all other features of the Exchangeable Notes were clearly and closely associated with a debt host and did not require bifurcation as a Derivative liability. The initial value of the Exchangeable Notes on inception, net of transaction costs, was $9,891.

The Company recognized $436 of interest expense related to the Exchangeable Notes during the three months ended March 31, 2021 and $1,108 related to the amortization of the debt discounts and deferred financing costs during the three months ended March 31, 2021. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. The balance of the Exchangeable Notes as of March 31, 2021 is as follows:

	March 31, 2021
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$3,609
September 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	6
Conversion of $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(37,500)	(2,540)
2025 Exchangeable Notes, net	14,308	1,075
Unamortized discount and debt issuance costs	(9,289)	—
2025 Exchangeable Notes, net	$5,019	$1,075

Payment Protection Program

On April 3, 2020, the SBA launched the Program following the signing of the CARES Act on March 27, 2020. On April 30, 2020, the Borrower entered into the PPP loan with the Lender under the Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company until after the Deferral Period. Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020, and the remaining loan of $404 began amortization in December 2020 with equal monthly repayments of $26

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

through March 2022. The Company recognized $1 of interest expense related to the loan agreement during the three months ended March 31, 2021.

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 10 – Royalty-Linked Notes), as of March 31, 2021, for the following five fiscal years and thereafter were as follows:

Year Ending March 31, (unaudited)
2022	$6,508
2023	—
2024	—
2025	14,308
2026	—
Thereafter	104
Total	$20,920

10. Royalty-Linked Notes

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

In accordance with exceptions allowed under ASC 815-10, Derivatives and Hedging, this transaction was initially accounted for as a debt liability under ASC 470, Debt. Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the RLNs are accounted for as a derivative and are remeasured to fair value at each reporting date. The Company has no obligation to pay any amount to the noteholders until the net revenue of the specified products are earned. In order to record the amortization of the liability, the Company was required to estimate the total amount of future net revenue to be earned in each period under the RLN Indenture and the payments that will be passed through to the noteholders over the life of the RLN Indenture.

The note proceeds from both the Private Placement and subsequent Rights Offering were allocated based on the relative fair value of the debt instrument, less transactions costs amounting to $1,239, as debt discounts. The Company imputed interest on the amortized cost of the liability using an estimated effective interest rate of 31.7% up to the date of the change in measurement. Payments to the noteholders in each period, related to future sales of sulopenem, would offset the liability. Subsequent to recognition of the RLN in accordance with ASC 815, Derivatives and Hedging, in January 2021, the fair value of the RLN is determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The Company periodically assesses the revenue forecasts of the specified sulopenem products and the related payments.

The Company recognized $1,204 and $25 of interest expense related to RLNs, in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, respectively, related to accretion of debt discounts and deferred financing costs under ASC 470, Debt. These amounts were recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. The fair value of the RLNs as of March 31, 2021 is as follows:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

March 31, 2021
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	14,281
Total liability related to the sale of future royalties at March 31, 2021	28,988
Current Portion	190
Long-term Portion	$28,798

11. Shareholders’ Equity / (Deficit)

The following tables present a reconciliation of the Company’s beginning and ending balances in shareholders’ equity / (deficit) for the three months ended March 31, 2021 and 2020:

Total Shareholders' Equity / (Deficit)
Shareholders' deficit at January 1, 2021	$(50,559)
Share-based compensation expense	281
Issuance of ordinary shares, net	68,156
Issuance of warrants for ordinary shares	6,199
Exercise of warrants for ordinary shares	14,257
Issuance of ordinary shares on conversion of exchangeable notes	92,104
Net loss	(98,921)
Shareholders' equity at March 31, 2021	$31,517

Total Shareholders' Deficit
Shareholders' deficit at January 1, 2020	$(26,238)
Share-based compensation expense	597
Net loss	(16,100)
Shareholders' deficit at March 31, 2020	$(41,741)

The Company’s capital structure consists of ordinary shares and undesignated preferred shares. Under Irish law, the Company is prohibited from allotting shares without consideration. Accordingly, at least the nominal value of the shares issued underlying any warrant, restricted share award, restricted share unit, performance share award, bonus share or any other share based grant must be paid pursuant to the Irish Companies Act 2014 (Irish Companies Act).

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

On October 27, 2020, the Company completed the October Offering in which it sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Aggregate gross proceeds to the Company from the October Offering were $17.4 million and net proceeds were $15.5 million after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

On February 3, 2021, the Company entered into the Underwriting Agreement pursuant to which it issued and sold 34,782,609 ordinary shares, $0.01 nominal value per share, at a public offering price per share of $1.15. The February Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, the Company granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This exercise increased the total number of ordinary shares sold by the Company in the offering to 40,000,000 shares, which resulted in aggregate gross proceeds of $46.0 million and net proceeds of $42.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

On February 9, 2021, the Company completed the February Registered Direct Offering, pursuant to which the Company issued and sold an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $2.00, for aggregate gross proceeds of $35.0 million and net proceeds of $32.2 million after deducting placement agent fees and other estimated offering expenses. The closing date of the February Registered Direct Offering was February 12, 2021. The Company offered the ordinary shares in the June 3 Offering, June 30 Offering, February Underwritten Offering and February Registered Direct Offering pursuant to its universal shelf registration statement on Form S-3.

Beginning on January 21, 2021 to March 31, 2021, certain noteholders of $37.5 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 51,499,567 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2021 was $14.3 million.

At the Company’s annual general meeting of shareholders on June 10, 2020, the Company’s shareholders approved an increase of 100,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly.

At the Company’s extraordinary general meeting of shareholders on January 28, 2021, the Company’s shareholders approved an increase of an additional 150,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 300,000,000 ordinary shares of $0.01 par value each as of March 31, 2021. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon the Company’s IPO) at an exercise price of $18.85 per share.

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

In connection with the June 30 Offering completed on July 2, 2020, pursuant to the June 30 SPA, in a concurrent private placement, the Company has also issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share and will expire on June 30, 2025. As of March 31, 2021, 1,264,757 warrants issued in connection with the June 30 Offering had been exercised for net proceeds of $1.8 million.

In connection with the October Offering, the Company issued and sold warrants to purchase up to 20,192,307 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $0.65 per ordinary share, subject to adjustment in

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

certain circumstances, and will expire on October 27, 2025. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025. As of March 31, 2021, 20,232,439 warrants issued in connection with the October Offering had been exercised for net proceeds of $13.4 million.

In connection with the February Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 2,434,783 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants was valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 8, 2021
Volatility	120%
Expected term in years	4.99
Dividend rate	0%
Risk-free interest rate	0.48%
Share price	$1.54
Fair value of warrants issued	$1.27

In connection with the February Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 5,217,391 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 365,217 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants was valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 10, 2021
Volatility	120%
Expected term in years	4.98
Dividend rate	0%
Risk-free interest rate	0.46%
Share price	$2.73
Fair value of warrants issued	$2.32

In connection with the February Registered Direct Offering which closed on February 12, 2021, warrants to purchase 1,225,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $2.50 per ordinary share and will expire on February 9, 2026.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants was valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 12, 2021
Volatility	120%
Expected term in years	4.99
Dividend rate	0%
Risk-free interest rate	0.50%
Share price	$2.26
Fair value of warrants issued	$1.84

Undesignated Preferred Shares

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of March 31, 2021. The Directors are authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares in issue as of March 31, 2021 or December 31, 2020.

12. Share-Based Compensation

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

Share Options

No share options were granted to employees and directors during the three months ended March 31, 2021. The Company granted 2,000 share options to employees and directors during the three months ended March 31, 2020, under the 2018 Plan. There were 235,645 and 605,486 unvested employee options outstanding as of March 31, 2021 and March 31, 2020, respectively. Total expense recognized related to employee share options was $164 and $347 for the three months ended March 31, 2021 and 2020, respectively. Total unamortized compensation expense related to employee share options was $806 and $2,621 as of March 31, 2021 and March 31, 2020, respectively, which is expected to be recognized over a remaining average vesting period of 1.21 years and 2.28 years as of March 31, 2021 and March 31, 2020, respectively.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Three months ended
March 31, 2020
Volatility	90.3%
Expected term in years	6.25
Dividend rate	0%
Risk-free interest rate	0.78%
Share price	$2.03
Fair value of option on grant date	$1.52

The following table summarizes the number of options outstanding and the weighted-average exercise price as of March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2020	953,377	$7.36	5.41	$—
Granted	—
Exercised	—
Forfeited	—
Expired	(262,644)	$8.55
Options outstanding March 31, 2021	690,733	$6.91	7.14	$—
Exercisable at March 31, 2021 (unaudited)	455,088	$7.35	6.69	$—

Restricted Share Units (RSUs)

The Company granted 1,198,136 RSUs to employees and directors during the three months ended March 31, 2021. No RSUs were granted to employees and directors during the three months ended March 31, 2020.

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2020	—
Granted	1,198,136	$1.60
Shares vested	—
Forfeited	—
RSUs outstanding March 31, 2021	1,198,136	$1.60

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for employees. Total expense recognized related to the RSUs was $82 and $24 for the three months ended March 31, 2021 and 2020, respectively. Total unamortized compensation expense related to RSUs was $1,834 and $36 as of three months ended March 31, 2021 and 2020, respectively, which was recognized over a remaining average vesting period of 1.38 and 0.20 years as of March 31, 2021 and March 31, 2020, respectively.

No RSUs, which are subject to certain performance-based vesting conditions (Performance RSUs), were awarded to employees or directors during the three months ended March 31, 2021. The Company awarded 1,079,000 Performance RSUs to certain employees during the three months ended March 31, 2020.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The table below shows the number of Performance RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the Performance RSUs outstanding as of March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Performance RSUs outstanding December 31, 2020	983,000	$2.20
Granted	—
Shares vested	(478,500)	$2.08
Expired	(97,500)	$2.08
Performance RSUs outstanding March 31, 2021	407,000	$2.40

The weighted average grant date fair value of Performance RSUs with a market condition was determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed evenly over the vesting period. Total expense recognized related to Performance RSUs was $35 and $226 for the three months ended March 31, 2021 and 2020, respectively. All RSUs were fully expensed as of March 31, 2021. Total unamortized compensation expense related to Performance RSUs was $2,150 as of March 31, 2020, which is expected to be recognized over a remaining average vesting period of 0.70 years as of March 31, 2020.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Research and development expense	$9	$213
General and administrative expense	272	384

There was a total of $2,640 and $4,807 unamortized share-based compensation expense for options, RSUs and Performance RSUs as of March 31, 2021 and March 31, 2020, respectively, which is expected to be recognized over a remaining average vesting period of 1.33 years and 1.24 years as of March 31, 2021 and March 31, 2020, respectively.

13. Income Taxes

In accordance with the FASB ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2021 and 2020, the Company recorded an income tax expense of $60 and $121, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of March 31, 2021 and December 31, 2020, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $31,092 and $30,261, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

14. Commitments and Contingencies

License Agreement

On November 18, 2015, the Company entered into a license agreement with Pfizer for the worldwide exclusive rights to research, develop, manufacture and commercialize sulopenem (the Pfizer License).

As part of the Pfizer License, the Company is obligated to pay Pfizer potential future regulatory milestone payments, including a payment of $20 million due on approval of oral sulopenem by the FDA. The Company intends to defer this payment for a two-year period, at an annual rate of eight percent on a daily compounded basis until paid in full, as permitted pursuant to the terms of the Pfizer License. The Company is also obligated to pay Pfizer sales milestones upon achievement of net sales ranging from $250.0

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

million to $1.0 billion for each product type, as well as royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

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

15. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.02 million aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of March 31, 2021, $14.3 million aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

The Units were issued by Iterum Bermuda, which was formed on November 6, 2019 and is a 100% owned “finance subsidiary” of the Company under Rule 3-10 of Regulation S-X with no independent function and no assets or operations other than those related to the issuance, administration and repayment of the Exchangeable Notes and RLNs. Iterum Therapeutics plc, as the parent company, has no independent assets or operations, and its operations are conducted solely through its subsidiaries. The assets, liabilities and results of operations of the Company, Iterum Bermuda and Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Subsidiary Guarantors) are not materially different than the corresponding amounts presented in the consolidated financial statements of this Quarterly Report on Form 10-Q. The Company and the Subsidiary Guarantors have provided a full and unconditional guarantee of Iterum Bermuda’s obligations under the Exchangeable Notes and the RLNs, and each of the guarantees constitutes the joint and several obligations of the applicable guarantor. The Subsidiary Guarantors are 100% directly or indirectly owned subsidiaries of the Company. There are no significant restrictions upon the Company’s or the Subsidiary Guarantors’ ability to obtain funds from their subsidiaries by dividend or loan. None of the assets of Iterum Bermuda or the Subsidiary Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

16. Subsequent Events

There have been no events subsequent to the period-end that would require adjustment to, or disclosure in, these condensed consolidated financial statements.

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

Overview

We are a clinical stage pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first oral branded penem available in the United States and the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have also developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to herein as oral sulopenem. We believe that sulopenem and oral sulopenem have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones.

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application, or NDA, meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has designated our application as a priority review and consequently assigned a PDUFA (Prescription Drug User Fee Act) goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA planned to hold an advisory committee meeting on June 2, 2021 to discuss the NDA but this meeting was postponed to allow the FDA more time to review material provided by the Company in support of the NDA. A new date for such meeting, if required by the FDA, has not yet been confirmed.

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

On July 5, 2019, we filed a universal shelf registration statement on Form S-3 (File No. 333-232569) with the Securities and Exchange Commission (SEC), which was declared effective on July 16, 2019, and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. As of April 30, 2021, we had issued $98.1 million of securities registered under our universal shelf registration statement.

On January 21, 2020, we completed a private placement pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.6 million aggregate principal amount of 6.500% Exchangeable Senior

Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities) to a group of accredited investors (the Private Placement). On September 8, 2020, we completed a rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Bermuda, issued and sold $0.2 million aggregate principal amount of 6.500% Exchangeable Notes and $0.02 million aggregate principal amount of RLNs to existing shareholders. The Securities were sold in units (the Units) with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. As of January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from the initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the indenture governing the Exchangeable Notes (the Exchangeable Notes Indenture). Beginning on January 21, 2021 to March 31, 2021, certain noteholders of $37.5 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 51,499,567 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2021 was $14.3 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units in both the Private Placement and Rights Offering of $44.7 million, after deducting placement agent fees and offering expenses.

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

On October 27, 2020, we completed a registered public offering (the October Offering) in which we sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Our net proceeds from the October Offering, after deducting placement agent fees and other offering expenses payable by us, were $15.5 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of December 31, 2020, all pre-funded warrants had been exercised for net proceeds of $0.11 million. In connection with the October Offering, we entered into a Securities Purchase Agreement (the Purchase Agreement) on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours and ongoing covenants of ours, including a prohibition on us entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025.

On February 3, 2021, we entered into an amended and restated underwriting agreement (the Underwriting Agreement) with H. C. Wainwright & Co., LLC as the sole underwriter to issue and sell 34,782,609 ordinary shares, $0.01 nominal value per share, in an underwritten public offering with a public offering price of $1.15 per share (the February Underwritten Offering). We offered the ordinary shares in the February Underwritten Offering pursuant to our universal shelf registration statement on Form S-3. The February Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, we granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This increased the total number of ordinary shares we sold in the February Underwritten Offering to 40,000,000 shares, which resulted in aggregate net proceeds to us of approximately $42.1 million after deducting underwriting discounts and commissions and estimated offering expenses. In addition, pursuant to the Underwriting Agreement, we issued upon the closings of the February Underwritten Offering to the underwriter’s designees warrants to purchase 2,800,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering, including the underwriter’s option to purchase an additional 5,217,391 ordinary shares. The warrants issued to such designees of the underwriter have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

On February 9, 2021, we entered into a securities purchase agreement (the February SPA) with several healthcare-focused institutional investors pursuant to which we agreed to issue and sell in a registered direct offering (the February Registered Direct Offering) an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price of $2.00 per share, for aggregate net proceeds to us of $32.2 million after deducting placement agent fees and other estimated offering expenses. We offered the ordinary shares in the February Registered Direct Offering pursuant to our universal shelf registration statement on Form S-3. The February Registered Direct Offering closed on February 12, 2021. Warrants to purchase 1,225,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February Registered Direct Offering. Upon closing, warrants issued to such designees became exercisable immediately at an exercise price of $2.50 per ordinary share, subject to adjustment in certain circumstances, and will expire on February 9, 2026.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of March 31, 2021, we had an accumulated deficit of $385.9 million. We expect to continue to incur significant expenses for the foreseeable future as we seek regulatory approval and engage in market preparation and pre-commercialization activities. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We are currently evaluating our commercialization strategy in the United States; however, we expect to work with a third-party provider of commercialization services to launch oral sulopenem and have engaged a leading provider of commercial services to the life science industry, EVERSANA™, to initiate pre-launch activities for oral sulopenem, followed by planned commercialization services once a definitive agreement has been reached. We may also incur expenses in connection with the clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of March 31, 2021, we had cash, cash equivalents and restricted cash of $66.7 million and short-term investments of $33.9 million. We believe that our cash, cash equivalents and short-term investments balance as of March 31, 2021 should be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2023, including through the current PDUFA goal date of July 25, 2021 for completion of the FDA’s review of the NDA for oral sulopenem and the potential commercial launch of oral sulopenem, if approved. However, this estimate is based on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

COVID-19 Global Pandemic

In December 2019, an outbreak of COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, prior U.S. President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may impact the ability of our strategic partners to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These effects, and the direct effect of the virus and any potential disruption on our operations, may negatively impact our ability to meet our strategic targets. Our employees, in most cases, are working remotely due to safety concerns and using various technologies to perform their functions. We feel we have sufficient office and IT resources to allow employees to return to office work or work from home indefinitely based on the latest government advice. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations and financial condition; however, its ultimate impact is highly uncertain and subject to change.

We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. COVID-19 has not yet had a significant impact on the Company’s day to day operations. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the adverse effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity.

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

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin, driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Further, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has designated our application as a priority review and consequently assigned a PDUFA goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA planned to hold an advisory committee meeting on June 2, 2021 to discuss the NDA but this meeting was postponed to allow the FDA more time to review material provided by the Company in support of the NDA. A new date for such meeting, if required by the FDA, has not yet been confirmed. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits and share-based compensation expense for personnel in executive, finance, market research and administrative functions. General and administrative expenses also include director compensation, travel expenses, insurance, professional fees for legal, patent, consulting, accounting and audit services, pre-commercialization activities and market preparation expenses.

If and when we believe regulatory approval of oral sulopenem and/or sulopenem appears likely, we anticipate an increase in payroll and expenses as a result of our preparation for commercial operations.

Interest Expense, Net

Interest expense, net consists of interest incurred and amortization of debt costs on our loan from SVB, interest incurred on our PPP loan, interest accrued and amortization of debt costs with respect to the Exchangeable Notes and RLNs (through January 2021), interest earned on our cash and cash equivalents, which are generally invested in money market accounts and interest earned on our investments in marketable securities. Interest on the Exchangeable Notes is not payable until maturity of the instrument unless exchanged prior to maturity in accordance with the terms of the Exchangeable Notes Indenture at which time any accrued and unpaid interest becomes due and payable.

Financing Transaction Costs

Financing transaction costs consist of the portion of transaction costs incurred in relation to the Private Placement and the Rights Offering allocated to derivative liabilities (the Derivative liability).

Adjustments to Fair Value of Derivatives

Derivative liabilities are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in other income / (expense), net in the condensed consolidated statements of operations as adjustments to fair value of derivatives.

Other Income / (Expense), Net

Other income / (expense), net consists of realized and unrealized foreign currency gains / (losses) incurred in the normal course of business based on movement in the applicable exchange rates.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 12, 2021, involve the most judgment and complexity. Accordingly, we believe the policies set forth in such Annual Report on Form 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 12, 2021, other than a change to the measurement method of the RLNs and the adoption of accounting pronouncements as described in Note 2 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our operating losses and loss before income tax for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Operating expenses:
Research and development	$(2,451)	$(9,743)	$7,292
General and administrative	(3,396)	(3,151)	(245)
Total operating expenses	(5,847)	(12,894)	7,047
Operating loss	(5,847)	(12,894)	7,047
Total other expense, net	(93,014)	(3,085)	(89,929)
Loss before income taxes	$(98,861)	$(15,979)	(82,882)

Research and Development Expenses (in thousands)

	Three Months Ended
	March 31,
	2021	2020	Change
CRO and other preclinical and clinical trial expenses	$689	$5,044	$(4,355)
Consulting fees	1,089	860	229
Chemistry, manufacturing and control (CMC) related expenses	211	1,321	(1,110)
Personnel related (including share-based compensation)	462	2,518	(2,056)
Total research and development expenses	$2,451	$9,743	$(7,292)

The decrease in CRO and other preclinical and clinical trial expenses of $4.4 million was primarily due to a decrease in costs incurred related to our three Phase 3 clinical trials, which were completed in 2020. The increase in consulting fees of $0.2 million was primarily due to an increase in consultants used in preparation for the FDA review. CMC related expenses decreased by $1.1 million primarily as a result of the completion of analytical work related to the active pharmaceutical ingredient (API) in 2020 at our former secondary supplier. Personnel related costs decreased by $2.1 million primarily as a result of a reduction in headcount in our CMC, clinical and regulatory functions. Personnel related costs for the three months ended March 31, 2021 and 2020 included share-based compensation expense of $0.0 million and $0.2 million, respectively.

General and Administrative Expenses (in thousands)

	Three Months Ended
	March 31,
	2021	2020	Change
Personnel related (including share-based compensation)	$992	$1,604	$(612)
Facility related and other	751	854	(103)
Professional and consulting fees	1,653	693	960
Total general and administrative expenses	$3,396	$3,151	$245

Personnel related costs decreased by $0.6 million primarily as a result of a decrease in headcount, and a reduction in share-based compensation for employees in our general, administration and commercial functions. Personnel related costs for the three months ended March 31, 2021 and 2020 included share-based compensation expense of $0.2 million and $0.3 million, respectively. Facility related and other costs decreased by $0.1 million primarily as a result of a decrease in directors’ fees and share-based compensation. Facility related costs for the three months ended March 31, 2021 and 2020 included share-based compensation expense of $0.0 million and $0.1 million, respectively, for directors. Professional and consulting fees increased by $1.0 million primarily as a result of an increase in consultants used to support our general and administration functions and pre-commercialization activities.

The following table summarizes our total other expense, net for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Interest expense, net	$(2,952)	$(2,596)	$(356)
Financing transaction costs	—	(2,130)	2,130
Adjustments to fair value of derivatives	(90,103)	$1,679	(91,782)
Other income / (expense), net	41	(38)	79
Total other expense	$(93,014)	$(3,085)	$(89,929)

Interest Expense, Net

Interest expense, net increased by $0.4 million for the three months ended March 31, 2021 as compared to the prior year period primarily as a result of an increase in interest expense related to the write-off of deferred financing costs relating to the RLNs following a change in measurement, partially offset by a decrease in interest expense related to our SVB credit agreement and a decrease in interest accruing on our Exchangeable Notes.

Financing Transaction Costs

Financing transaction costs allocated to the Derivative liability and related to the Rights Offering were $2.1 million for the three months ended March 31, 2020. No such expenses were incurred during the three months ended March 31, 2021.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $90.1 million and $1.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively. This non-cash adjustment in the first quarter of 2021 related to an increase in the value of the derivative components associated with the Exchangeable Notes and RLNs primarily as a result of an increase in the price of our ordinary shares and market capitalization of the Company during the period.

Other Income / (Expense), Net

Other income / (expense), net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the Private Placement and the Rights Offering pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.8 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through March 31, 2021, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the June 3, 2020 Offering and the June 30, 2020 Offering and $1.8 million from the exercise of warrants issued in the June 30 Offering, net proceeds of $15.5 million from the October 2020 Offering and $13.4 million from the exercise of warrants issued in the October Offering, net proceeds of $42.1 million from the February Underwritten Offering and net proceeds of $32.2 million from the February Registered Direct Offering.

As of March 31, 2021, we had cash, cash equivalents and restricted cash of $66.7 million and short-term investments of $33.9 million.

Secured Credit Facility

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Subsidiary Borrowers), entered into a loan and security agreement (Loan and Security Agreement) with SVB pursuant to which SVB agreed to lend the Subsidiary Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing. A second draw of up to $15.0 million was available to us through October 31, 2019, upon satisfaction of either of the following: (i) our achievement of both non-inferiority and superiority primary endpoints from our Phase 3 uUTI clinical trial, as well as reporting satisfactory safety data from the trial, or (ii) our achievement of non-inferiority primary endpoints from both our Phase 3 uUTI and cUTI clinical trials, as well as reporting satisfactory safety data from the trials. A non-utilization fee of 1.50% of the aggregate undrawn principal amount was to apply if we satisfied the above conditions but chose not to draw down the second term loan. We did not satisfy the conditions for the second draw above before the deadline of October 31, 2019.

Required monthly amortization payments for the initial $15.0 million draw commenced on November 1, 2019 and total principal repayments of $1.6 million were made during the three months ended March 31, 2021. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $0.6 million which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $0.2 million aggregate principal amount of 6.500% Exchangeable Notes and $0.02 million aggregate principal amount of RLNs, to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to March 31, 2021, certain noteholders of $37.5 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 51,499,567 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2021 was $14.3 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the RLN Indenture. Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $44.7 million, after deducting placement agent fees and offering expenses.

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

On February 9, 2021, we entered into the February SPA pursuant to which we issued and sold in the February Registered Direct Offering an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price of $2.00 per share, for aggregate net proceeds to us of $32.2 million after deducting placement agent fees and other estimated offering expenses payable by us. We offered the ordinary shares in the February Registered Direct Offering pursuant to our universal shelf registration statement on Form S-3. The February Registered Direct Offering closed on February 12, 2021. Warrants to purchase 1,225,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February Registered Direct Offering. Upon closing, warrants issued to such designees became exercisable immediately at an exercise price of $2.50 per ordinary share and will expire on February 9, 2026.

October 2020 Offering

On October 27, 2020, we completed the October Offering in which we sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Our net proceeds from the October Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $15.5 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. All pre-funded warrants have been exercised for net proceeds of $0.11 million. In connection with the October Offering, we entered into a Purchase Agreement on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours and ongoing covenants of ours, including a prohibition on us entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025.

February 2021 Underwritten Offering

On February 3, 2021, we entered into an Underwriting Agreement pursuant to which we issued and sold 34,782,609 ordinary shares, $0.01 nominal value per share, at a public offering price of $1.15 per share. We offered the ordinary shares in the February Underwritten Offering pursuant to our universal shelf registration statement on Form S-3. The February Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, we granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This increased the total number of ordinary shares we sold in the February Underwritten Offering to 40,000,000 shares, which resulted in aggregate net proceeds of $42.1 million after deducting underwriting discounts and commissions and estimated offering expenses. In addition, pursuant to the Underwriting Agreement, we agreed to issue to the underwriter’s designees warrants to purchase 2,800,000 ordinary shares, which is equal to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering, including the underwriter’s option to purchase an additional 5,217,391 ordinary shares. The warrants issued to such designees of the underwriter have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	(1,132)	(27,391)
Net cash used in investing activities	(33,920)	—
Net cash provided by financing activities	86,982	45,871
Effect of exchange rates on cash and cash equivalents	(6)	(24)
Net increase in cash, cash equivalents and restricted cash	$51,924	$18,456

Operating Activities

During the three months ended March 31, 2021, operating activities used $1.1 million of cash, resulting from our net loss of $98.9 million, partially offset by net non-cash charges of $93.5 million and net cash used by changes in our operating assets and liabilities of $4.3 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2021 was largely related to a decrease in prepaid expenses and other current assets, primarily due to the refund of the FDA filing fee received in January 2021.

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

Investing Activities

During the three months ended March 31, 2021, net cash used by investing activities of $33.9 million was related to the purchase of short-term investments.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $87.0 million and consisted of net cash proceeds of $42.1 million from the February Underwritten Offering, net cash proceeds of $32.2 million from the February Registered Direct Offering and $14.3 million from the exercise of warrants, partially offset by principal repayments of $1.6 million made to SVB under the Loan and Security Agreement and the PPP loan. During the three months ended March 31, 2020, net cash provided by financing activities was $45.9 million and consisted of net cash proceeds of $47.4 million from the Private Placement, partially offset by principal repayments of $1.5 million made to SVB.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we seek marketing approval for oral sulopenem, carry out pre-commercialization activities and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials for oral sulopenem and/or sulopenem, which include our ongoing Phase 1 clinical trial related to pediatric indications;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
•	establish sales, marketing and distribution capabilities either directly or through a third-party, to commercialize oral sulopenem and/or sulopenem if we obtain marketing approval from the FDA;
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
•

the timing and costs of our clinical trials of oral sulopenem and sulopenem, including our ongoing Phase 1 clinical trial related to pediatric indications and any other studies which may be required for regulatory approval of our product candidates;

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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. The disruption and volatility in the global and domestic capital markets resulting from the COVID-19 pandemic may increase the cost of capital and limit our ability to access capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our secured credit facility with SVB, the RLNs, the Exchangeable Notes and the investor rights agreement we entered into in connection with the Private Placement each impose operating and other restrictions on us. Such restrictions affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends, incur additional indebtedness, undergo a change of control and enter into certain collaborations, strategic alliances or other similar partnerships, among other things. The Purchase Agreement entered into in connection with the October Offering and the Underwriting Agreement and February SPA entered into in February 2021 also contain ongoing covenants for us, including a prohibition on us entering into variable rate transactions for a period of 12 months after the closing of the relevant transaction, subject to certain exceptions. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. In addition, as described above, we are evaluating our corporate, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2021, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease commitments (1)	$3,301	$1,025	$1,011	$646	$619
Principal debt repayments (2)	20,920	6,508	—	14,308	104
Total	$24,221	$7,533	$1,011	$14,954	$723

(1)	See Note 7 to the condensed consolidated financial statements for further details regarding leases.
(2)	See Note 9 to the condensed consolidated financial statements for further details regarding debt. Principal payments relate to our SVB loan, our PPP loan, our Exchangeable Notes and our RLNs.

Under the Pfizer License, we have agreed to make certain regulatory and sales milestone payments, including a payment of $20 million due on approval of oral sulopenem by the FDA. The Company intends to defer this payment for a two-year period, at an annual rate of eight percent on a daily compounded basis until paid in full, as permitted pursuant to the terms of the Pfizer License. The Company is also obligated to pay royalties and make a potential one-time payment related to sublicensing income that exceeds a certain threshold. We have not included any contingent payment obligations, such as milestones, royalties, or one-time payments, in the table above as the amount, timing and likelihood of such payments are not known. We are obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $100.5 million, consisting of cash and commercial paper. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Due to the short-term nature of our portfolio we do not believe an immediate interest rate increase of 100 basis points would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Based on the $6.2 million outstanding under the credit facility as of March 31, 2021, a 100 basis point change in interest rates would not have a material impact on our net interest expense in fiscal year 2021. The interest rate on our secured credit facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate. The Wall Street Journal prime rate decreased from 5.50% to 5.25% on August 1, 2019, to 5.00% on September 19, 2019, to 4.75% on October 31, 2019, to 4.25% on March 4, 2020 and to 3.25% on March 16, 2020. We do not currently engage in any hedging activities against changes in interest rates.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2021 and December 31, 2020, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2021 and 2020 or for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings or be subject to claims arising out of our operations. We are not currently a party to any legal proceedings that in the opinion of our management, would have a material adverse effect on our business.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the Securities and Exchange Commission, or SEC, in evaluating our company and our business. Investing in our ordinary shares involves a high degree of risk. If any of the events described in the following Risk Factors and the risks described elsewhere in this Quarterly Report on Form 10-Q actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our ordinary shares could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Capital Requirements

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program.

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of March 31, 2021, we had an accumulated deficit of $385.9 million, cash and cash equivalents of $66.6 million and short-term investments of $33.9 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. The FDA has assigned a PDUFA (Prescription Drug User Fee Act) goal date for completion of the review of oral sulopenem of July 25, 2021.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement (the Loan and Security Agreement). In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other estimated offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other estimated offering expenses payable by us. At March 31, 2021, net proceeds of $15.2 million have been received from the exercise of certain warrants issued as part of the June 30 Offering and October Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

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

•	conduct additional clinical trials for oral sulopenem and/or sulopenem, which include our ongoing Phase 1 clinical trial related to pediatric indications;
•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
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

Based on our current operating plan, we estimate that our cash, cash equivalents and short-term investments as of March 31, 2021 should be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2023, including through the current PDUFA goal date of July 25, 2021 for completion of the FDA’s review of the NDA for oral sulopenem for the treatment of uUTI in patients with quinolone non-susceptible pathogens and the potential commercial launch of oral sulopenem. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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
•

the timing and costs of our clinical trials of oral sulopenem and sulopenem, including our ongoing Phase 1 clinical trial related to pediatric indications and any other studies which may be required for regulatory approval of our product candidates;

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
•

the costs of commercialization activities for oral sulopenem and/or sulopenem and other product candidates if we receive marketing approval, including the costs and timing of negotiating and entering into a definitive an agreement with EVERSANA™ for commercialization services, establishing product sales, marketing, distribution and manufacturing capabilities;

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

Our financial statements include substantial non-operating gains or losses resulting from required quarterly revaluation under GAAP of our outstanding derivative instruments.

Generally accepted accounting principles in the United States require that we report the value of certain derivatives in instruments we have issued as liabilities on our balance sheet and report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis. The valuations are based upon a number of factors and estimates, including estimates based upon management's judgment. Certain of the derivative values are directly correlated to the value of our ordinary shares. Due to the nature of the required calculations and the large number of ordinary shares involved in such calculations, changes in our share price and/or changes in management's assumptions may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

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

In connection with the February 2021 Underwritten Offering, we entered into an Underwriting Agreement (the Underwriting Agreement) on February 3, 2021 with the underwriter. The Underwriting Agreement contains certain covenants, including a covenant prohibiting us from entering into variable rate transactions for a period of 12 months after the closing of the February 2021 Underwritten Offering, subject to certain exceptions. In addition, in connection with the June 3 Offering, the June 30 Offering, the

October Offering, and the February 2021 Registered Direct Offering, we entered into securities purchase agreements which contain certain covenants, including prohibiting us from entering into variable rate transactions for a period of 12 months after the closing of the respective offerings, subject to certain exceptions. These and other provisions in the financing documents could deter or prevent us from raising additional capital. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy.

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

We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, oral sulopenem and/or sulopenem. Our ability to generate future revenue from product sales will require us to be successful in a range of challenging clinical and commercial activities, including:

•

enrolling and successfully completing our ongoing Phase 1 clinical trial related to pediatric indications and any other clinical trials that may be required for regulatory approval of our product candidates;

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

•

establishing sales, marketing and distribution capabilities either directly or through a third-party, to commercialize oral sulopenem and/or sulopenem or entering into collaboration arrangements for the commercialization of oral sulopenem and/or sulopenem where we choose not to commercialize directly ourselves, including entering into a definitive agreement with a potential commercial partner, EVERSANA™, for the provision of commercialization services in the United States; and

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

In addition, the EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships, such as the proposed agreement with EVERSANA™ for the provision of commercialization services in the United Sates. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the October Offering, the exchange rate of the Exchangeable Notes increased and the exchange price of the Exchangeable Notes adjusted from the previous exchange price of $1.00 per ordinary share (at the exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes) to $0.7775 per ordinary share (at an adjusted exchange rate of 1,286.1845 shares per $1,000 of principal and interest on the Exchangeable Notes). As of March 31, 2021, approximately $14.3 million aggregate principal amount of Exchangeable Notes remained outstanding. In addition, the exercise price and the number of shares issuable under our outstanding warrants are subject to adjustment pursuant to the terms of the applicable warrant. This indebtedness could make it more difficult for us to raise additional capital to fund our operations.

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

Assuming we obtain marketing approval for oral sulopenem or sulopenem, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities whether we choose to commercialize product candidates directly ourselves or seek to commercialize them through third-party collaboration arrangements. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition. For example, we are not currently party to any collaboration arrangements but have engaged EVERSANA™ as a potential commercial partner to provide commercialization services in the United States and EVERSANA™ has initiated pre-launch activities. Negotiations on a definitive agreement for such commercialization services in the United Sates are ongoing but there is no guarantee we will reach an agreement on favorable terms, or at all.

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

We have filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019 (File No. 333-232569), and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. The extent to which we are able to utilize the shelf registration statement as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, general market conditions and applicability of restrictions on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting ordinary shares held by non-affiliates, in any trailing 12-month period. As of April 30, 2021, we had issued $98.1 million of securities registered under our universal shelf registration statement.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior pre-clinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has assigned a PDUFA goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA planned to hold an advisory committee meeting on June 2, 2021 to discuss the NDA but this meeting was postponed to allow the FDA more time to review material provided by the Company in support of the NDA. A new date for such meeting, if required by the FDA, has not yet been confirmed. Further, due to a variety of factors, including those described in this “Risk Factors” section, we may nonetheless be delayed in obtaining or ultimately be unable to obtain FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

We currently have no products approved for sale and have invested substantially all of our efforts and financial resources in the development of our sulopenem program. Our near-term prospects are substantially dependent on our ability to develop, apply for and obtain marketing approval for and successfully commercialize oral sulopenem and/or sulopenem. The success of our sulopenem program will depend on several factors, including the following:

•

completion of clinical trials, including our ongoing Phase 1 clinical trial related to pediatric indications and any other clinical trials that may be required for regulatory approval of our product candidates;

•

successful enrollment in, and completion of, our ongoing Phase 1 clinical trial related to pediatric indications and any other clinical trials that may be required for regulatory approval of our product candidates;

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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has designated our application as a priority review and consequently assigned a PDUFA goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA planned to hold an advisory committee meeting on June 2, 2021 to discuss the NDA but this meeting was postponed to allow the FDA more time to review material provided by the Company in support of the NDA. A new date for such meeting, if required by the FDA, has not yet been confirmed. Further, due to a variety of factors, including those described in this “Risk Factors” section, we may nonetheless be ultimately unable to obtain FDA approval for sulopenem for this or any other indication or any other product or to successfully commercialize sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Further, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has assigned a PDUFA goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA planned to hold an advisory committee meeting on June 2, 2021 to discuss the NDA but this meeting was postponed to allow the FDA more time to review material provided by the Company in support of the NDA. A new date for such meeting, if required by the FDA, has not yet been confirmed.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. We submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. The FDA has assigned a PDUFA goal date for completion of the review of oral sulopenem of July 25, 2021. The FDA planned to hold an advisory committee meeting on June 2, 2021 to discuss the NDA but this meeting was postponed to allow the FDA more time to review material provided by the Company in support of the NDA. A new date for such meeting, if required by the FDA, has not yet been confirmed.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. While enrollment has completed for all three of our Phase 3 clinical trials, we may not be able to initiate, continue or complete other clinical trials (including our ongoing Phase 1 clinical trial related to pediatric indications) of oral sulopenem, sulopenem or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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
•

the impact on access to hospitals and willingness of patients to participate in clinical trials such as our ongoing Phase 1 clinical trials related to pediatric indications and any other clinical trials that may be required for regulatory approval of our product candidates, as a result of pandemics, like COVID-19, and other health crises.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, such as our ongoing Phase 1 clinical trial related to pediatric indications, may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, we rely on and expect to continue to rely on contract research organizations (CROs) and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their performance or the impact of pandemics, like COVID-19, to their business.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure our shareholders that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our sulopenem program in any indication.

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating superiority to ciprofloxacin, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. It is possible that the FDA may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. Other companies in the pharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials.

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

Additionally, if the safety warnings in our product labels are not followed, adverse medical situations in patients may arise, resulting in negative publicity and potential lawsuits, even if our products worked as we described. Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate, if approved, or could substantially increase commercialization costs and expenses, which could delay or prevent us from generating revenue from the sale of our products and harm our business and results of operations.

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

We currently have no commercial organization. If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing oral sulopenem, sulopenem or any other product candidate if such product candidate is approved.

If we are unable to establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing oral sulopenem, sulopenem or any other product candidate if such product candidate is approved.

We are currently evaluating our commercialization strategy in the United States and other territories. We are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties. If oral sulopenem and/or sulopenem receive regulatory approval, we may build a commercial organization and recruit a targeted sales force with technical expertise, an internal marketing and health resource group, as well as a managed markets group focused on reimbursement activities with third-party payors and a specialty distribution team to ensure pharmacy-level stocking and, where we choose not to commercialize directly ourselves, we will seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. We are not currently party to any such arrangements but have engaged a potential commercial partner, EVERSANA™, to provide commercialization services in the United States and EVERSANA™ has initiated pre-launch activities. Negotiations on a definitive agreement for such commercialization services in the U.S. are ongoing with EVERSANA™ and the consent of a portion of the holders of the Exchangeable Notes will be required prior to entering into any such agreement pursuant to the EN Indenture. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

Other factors that may inhibit our efforts to commercialize our products directly include:

•

our inability to reach a definitive agreement for commercialization services with EVERSANA™ in the United States with respect to the potential commercialization of oral sulopenem in the United States or to obtain consent from a portion of the holders of the Exchangeable Notes prior to entering into such agreement as required pursuant to the EN Indenture;

•	challenges in developing a commercialization strategy or launching new drug products using a traditional marketing model during a global health crisis or pandemic, like COVID-19;
•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of a health resources group to obtain access to educate physicians regarding the attributes of our future products;
•	lack of adequate number of physicians to use or prescribe our products.

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	costs and expenses associated with creating an independent sales and marketing organization.

For those countries in which we choose not to commercialize directly ourselves, such as the United States, we intend to use collaborators that have direct sales forces and established distribution systems to assist with the commercialization of oral sulopenem, sulopenem and any other product candidate. For example, we have engaged EVERSANA™ as a potential commercial partner to provide commercialization services in the United States and EVERSANA™ has initiated pre-launch activities. Negotiations on a definitive agreement for post-launch commercialization services in the United States are ongoing with EVERSANA™. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties, including with respect to the potential commercialization of oral sulopenem in the United States, if approved, or in obtaining all necessary approvals that may be required to enter into such arrangements, or may be unable to do so on terms that are favorable to us. In addition, we likely would have little control over such third parties, and any of them might fail to devote the necessary resources and attention to sell and market our products effectively.

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

The Pfizer License gives us exclusive worldwide rights to develop, manufacture, and commercialize sulopenem etzadroxil and sulopenem, or any other prodrug of sulopenem previously identified by Pfizer as well as the right to use relevant information and regulatory documentation developed by Pfizer to support any regulatory filing worldwide. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop, obtain regulatory approval for and commercialize sulopenem etzadroxil and sulopenem by implementing a specified development plan and providing an update on progress on an annual basis. Under the Pfizer License, we paid Pfizer a one-time non-refundable upfront fee of $5.0 million, clinical milestone payments totaling $15.0 million, upon first patient dosing of oral sulopenem and sulopenem in a Phase 3 clinical trial, and are obligated to pay Pfizer milestone payments upon the achievement of other specified regulatory and sales milestones, including a payment of $20 million due on approval of oral sulopenem by the FDA, as well as royalties ranging from a single-digit to mid-teens percentage based on the amount of marginal net sales of each licensed product. Pfizer also received 381,922 of our Series A preferred shares (which converted to ordinary shares in connection with our initial public offering (IPO)) as additional payment for the licensed rights.

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

Although we are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties. For those countries in which we choose not to commercialize directly ourselves, we intend to seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include service providers to the pharmaceutical industry, large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements but are in discussions with a potential commercial partner, EVERSANA™, to provide commercialization services in the United States and EVERSANA™ has initiated pre-launch activities. Negotiations on a definitive agreement for such commercialization services in the United States are ongoing with EVERSANA™. The consent of a portion of the holders of the Exchangeable Notes will be required prior to entering into any such agreement pursuant to the EN Indenture and there is no guarantee that we would be able to obtain such consent.

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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform.

We may rely on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and pharmacovigilance and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our product candidates will be significantly impacted and we may be subject to regulatory sanctions.

We may retain third-party service providers to perform a variety of functions related to the sale and distribution of our product candidates, key aspects of which will be out of our direct control. These service providers may provide key services related to warehousing and inventory control, distribution, customer service, accounts receivable management, and cash collection. If we retain a service provider, we would substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action. In addition, we may engage third parties to perform various other services for us relating to pharmacovigilance and adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, or these third parties otherwise fail to comply with regulatory requirements, we could be subject to regulatory sanctions. Additionally, we may contract with a third party to calculate and report pricing information mandated by various government programs. If a third party fails to timely report or adjust prices as required, or errors in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability, and potentially subject us to regulatory sanctions or False Claims Act lawsuits.

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

As drug candidates are developed through non-clinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, methods of making drug formulations, and drug formulations, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our drug candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require us to conduct bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates and jeopardize our ability to commence sales and generate revenue.

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

In addition, any proprietary name we propose to use with oral sulopenem, sulopenem or any other product candidate in the United States must be approved by the FDA, and in Europe by the EMA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA and the EMA each typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. While we have submitted our proposed proprietary name for oral sulopenem in connection with our NDA for oral sulopenem and have received conditional acceptance from the FDA, if there are any changes to proposed product characteristics prior to approval of the marketing application, the proprietary name would need to be resubmitted. Additionally, if our NDA receives a complete response, a new request for name review for the proposed name would need to be submitted with our response to the application deficiencies. In both cases, there is no guarantee that the FDA would conclude that the proprietary name continues to be acceptable when resubmitted. If the FDA objects to our proposed proprietary product name, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA.

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

Disruptions in the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may also impose similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. The Coronavirus Aid, Relief, and Economic Security (CARES) Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and a decision is expected sometime this year. Pending resolution of the litigation, all of the provisions in the ACA, but the individual mandate to buy health insurance, remain in effect. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. For example, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

In addition, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review. It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden Administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

The COVID-19 pandemic may negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. Responsive measures to COVID-19 have resulted in restrictions on operations at clinical trial sites which could impact patient enrolment on our ongoing Phase 1 clinical trial related to paediatric indications. In addition, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of our pending NDA for oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations. For example, current and future restrictions on in-person interactions may impact how we commercialize our product candidates, if approved, and we may need to apply non-traditional marketing methods, which may ultimately not be efficient or successful.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $4.38 on May 19, 2020 and a low price of $0.457 on October 28, 2020 in the twelve-month period ending on May 11, 2021. During this time, the price per ordinary share has ranged from an intra-day low of $0.45 per share to an intra-day high of $6.02 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares. The trading price of our ordinary shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our ordinary shares may be influenced by those factors discussed elsewhere in this “Risk Factors” section of this document and others, such as:

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of March 31, 2021, approximately $14.3 million aggregate principal amount of Exchangeable Notes remained outstanding. The warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3 Offering, the June 30 Offering, the October Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Additionally, the exercise of outstanding options and vesting of restricted share units and performance share units under our equity incentive plans or inducement grants or exercise of other outstanding warrants, including warrants issued to SVB and Life Sciences Fund II LLC, for ordinary shares may also dilute the ownership percentage or voting power of our shareholders.

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

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

During the period covered by this Report on Form 10-Q, we did not issue any equity securities other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
3.1	Amended and Restated Constitution of Iterum Therapeutics plc		Form 8-K (Exhibit 3.1)	January 28, 2021	001-38503
4.1	Form of Placement Agent Warrant		Form 8-K (Exhibit 4.1)	February 11, 2021	001-38503
4.2	Form of Underwriter Warrant		Form 8-K (Exhibit 4.1)	February 5, 2021	001-38503
10.1	Consulting Agreement dated February 21, 2021 between Iterum Therapeutics International Limited and Dr. Michael Dunne	X
10.2	Share Award Letter dated February 17, 2021 issued by Iterum Therapeutics plc to Dr. Michael Dunne and accepted by Dr. Michael Dunne on February 21, 2021	X
10.3	Form of Securities Purchase Agreement, dated February 9, 2021, by and among Iterum Therapeutics plc and the purchasers party thereto		Form 10-K (Exhibit 10.28)	March 12, 2021	001-38503
10.4	Amended and Restated Non-Employee Director Compensation Policy		Form 8-K (Exhibit 10.1)	March 16, 2021	001-38503
22.1	Subsidiary Guarantors and Subsidiary Issuers		Form 10-K (Exhibit 22.1)	March 12, 2021	001-38503
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: May 14, 2021	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: May 14, 2021	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer