Form 10-Q
period 2021-06-30
Iterum Therapeutics plc
filed 2021-08-13
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 182,775,282 ordinary shares, $0.01 par value per share, outstanding.

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
•

the design, initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs including any additional clinical trials and potential non-clinical development that may be conducted in response to the Complete Response Letter (CRL) received from the U.S. Food and Drug Administration in July 2021 in connection with our New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen;

•	our ability to resolve the issues set forth in the CRL;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the potential advantages of our product candidates;
•

the timing or likelihood of regulatory filings and approvals, including with respect to the potential resubmission of our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$36,573	$14,508
Short-term investments	54,867	—
Prepaid expenses and other current assets	4,928	6,904
Current portion of restricted cash	30	60
Total current assets	96,398	21,472
Property and equipment, net	202	421
Restricted cash, less current portion	64	248
Other assets	9,381	10,651
Total assets	$106,045	$32,792
Liabilities and Shareholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$1,944	$816
Accrued expenses	1,273	1,829
Derivative liability	21,864	28,865
Current portion of long-term debt	4,845	6,374
Current portion of royalty-linked notes	190	114
Income taxes payable	—	102
Other current liabilities	4,262	3,598
Total current liabilities	34,378	41,698
Long-term debt, less current portion	5,339	22,462
Long-term royalty-linked notes, less current portion	15,315	13,389
Other liabilities	3,818	5,802
Total liabilities	$58,850	$83,351
Commitments and contingencies (Note 14)
Shareholders’ equity / (deficit):
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued at June 30, 2021 and December 31, 2020	—	—
Ordinary shares, $0.01 par value per share: 300,000,000 shares authorized, 182,594,282 shares issued at June 30, 2021; 150,000,000 shares authorized, 49,431,028 shares issued at December 31, 2020	1,826	494
Additional paid-in capital	423,421	235,876
Accumulated deficit	(378,052)	(286,929)
Total shareholders' equity / (deficit)	$47,195	$(50,559)
Total liabilities and shareholders’ equity / (deficit)	$106,045	$32,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$(2,714)	$(5,043)	$(5,165)	$(14,786)
General and administrative	(4,273)	(3,210)	(7,669)	(6,361)
Total operating expenses	(6,987)	(8,253)	(12,834)	(21,147)
Operating loss	(6,987)	(8,253)	(12,834)	(21,147)
Interest expense, net	(980)	(4,075)	(3,932)	(6,671)
Financing transaction costs	—	—	—	(2,130)
Adjustments to fair value of derivatives	15,794	(12)	(74,309)	1,667
Other income / (expense), net	93	(3)	134	(41)
Total other income / (expense), net	14,907	(4,090)	(78,107)	(7,175)
Income / (loss) before income taxes	7,920	(12,343)	(90,941)	(28,322)
Income tax expense	(122)	(178)	(182)	(299)
Net income / (loss) and comprehensive income / (loss)	7,798	(12,521)	(91,123)	(28,621)
Net income / (loss) attributable to ordinary shareholders	$7,798	$(12,521)	$(91,123)	$(28,621)
Net income / (loss) per share attributable to ordinary shareholders – basic	$0.04	$(0.80)	$(0.63)	$(1.87)
Net income / (loss) per share attributable to ordinary shareholders – diluted	$0.04	$(0.80)	$(0.63)	$(1.87)
Weighted average ordinary shares outstanding – basic	180,017,313	15,614,767	144,608,227	15,295,141
Weighted average ordinary shares outstanding – diluted	204,600,645	15,614,767	144,608,227	15,295,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(91,123)	$(28,621)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	220	78
Share-based compensation expense	840	1,783
Interest on short-term investments	(261)	—
Non-cash loss on short-term investments	196	—
Amortization of debt discount and deferred financing costs	3,017	4,720
Interest on exchangeable notes - non-cash	668	1,479
Financing transaction costs included in financing activities	—	2,130
Adjustments to fair value of derivatives	74,309	(1,667)
Other	621	556
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,141	499
Accounts payable	1,129	(13,240)
Accrued expenses	(557)	(8,510)
Income taxes	(140)	299
Other liabilities	(533)	(586)
Net cash used in operating activities	(9,473)	(41,080)
Cash flows from investing activities:
Purchases of property and equipment	—	(2)
Purchases of short-term investments	(55,064)	—
Net cash used by investing activities	(55,064)	(2)
Cash flows from financing activities:
Proceeds from PPP Loan	—	744
Repayments of long-term debt	(3,258)	(3,103)
Proceeds from private placement, net of transactions costs	—	46,612
Proceeds from issuance of ordinary shares, net of transaction costs	89,648	4,328
Net cash provided by financing activities	86,390	48,581
Effect of exchange rates on cash and cash equivalents	(2)	(33)
Net increase in cash, cash equivalents and restricted cash	21,851	7,466
Cash, cash equivalents and restricted cash, at beginning of period	14,816	4,891
Cash, cash equivalents and restricted cash, at end of period	$36,667	$12,357
Supplemental Disclosure of Cash Flow Information:
Income tax paid - US	$322	$—
Interest paid	$273	$547

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

On January 21, 2020, the Company completed a private placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors (the Private Placement). The Securities were sold in units (the Units) in the Private Placement and Rights Offering with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. In connection with the Private Placement, the Company agreed to undertake a rights offering of subscription rights to purchase additional Units (the Rights Offering). Under the Rights Offering, the Company and Iterum Bermuda, distributed to the Company’s eligible holders of ordinary shares and eligible warrant holders one non-transferable subscription right for each ordinary share owned (or deemed owned in the case of eligible warrant holders) as of the close of business on the record date, August 5, 2020. The subscription period for the Rights Offering expired on August 31, 2020 and right holders subscribed for 220 units. As a result, on September 8, 2020, Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.02 million aggregate principal amount of RLNs. The Units were sold at a price of $1,000 per Unit. The Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which was adjusted from the initial exchange price of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms and conditions of the indenture governing the Exchangeable Notes (the Exchangeable Notes Indenture). Beginning on January 21, 2021 to June 30, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2021 was $12.6 million. The RLNs entitle holders to payments based on a percentage of the Company’s net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs. Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the U.S. Food and Drug Administration (the FDA). The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sales of the Securities of approximately $45.0 million, after deducting placement agent fees and offering expenses.

In April 2020, the Company began deferring payment on its share of U.S. payroll taxes owed, as allowed by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) through December 31, 2020. The Company is able to defer half of its share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

On April 3, 2020, the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program) established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, the Company’s wholly owned subsidiary, Iterum Therapeutics US Limited, (the Borrower) entered into the PPP loan with SVB (the Lender) under the Program, pursuant to the Company receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company until the SBA remits the forgiveness amount to the borrower or 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020, and amortization of the remaining loan of $404 began in December 2020.

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

On October 27, 2020, the Company completed a registered public offering (the October Offering) in which it sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. The Company’s net proceeds from the October Offering, after deducting placement agent fees and other offering expenses payable by the Company, were $15.5 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of December 31, 2020, all pre-funded warrants had been exercised for net proceeds of $0.11 million. In connection with the October Offering, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of the Company, termination rights of the parties, and certain indemnification obligations of the Company and ongoing covenants of the Company, including a prohibition on the Company entering into variable rate transactions for a period of 12 months after the closing of the October Offering, subject to certain exceptions. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and will expire on October 22, 2025.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

On February 3, 2021, the Company entered into an amended and restated underwriting agreement (the Underwriting Agreement) to issue and sell 34,782,609 ordinary shares of the Company, $0.01 nominal value per share, in a firm commitment underwritten public offering with a public offering price of $1.15 per share (the February Underwritten Offering). The Company offered the ordinary shares in the February Underwritten Offering pursuant to its universal shelf registration statement on Form S-3. The February Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, the Company granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This exercise increased the total number of ordinary shares sold by the Company in the offering to 40,000,000 shares, which resulted in aggregate gross proceeds of $46.0 million and net proceeds of $42.1 million after deducting underwriting discounts and commissions and offering expenses. In addition, pursuant to the Underwriting Agreement, the Company agreed to issue to the underwriter’s designees warrants to purchase 2,800,000 ordinary shares, which was equal to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering, including the underwriter’s option to purchase an additional 5,217,391 ordinary shares. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

On February 9, 2021, the Company entered into a securities purchase agreement (the February SPA) with several healthcare-focused institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the February Registered Direct Offering) an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price of $2.00 per share, for aggregate gross proceeds of $35.0 million and net proceeds to the Company of $32.2 million after deducting placement agent fees and other offering expenses. The Company offered the ordinary shares in the February Registered Direct Offering pursuant to its universal shelf registration statement on Form S-3. The February Registered Direct Offering closed on February 12, 2021. Warrants to purchase 1,225,000 ordinary shares, which was equal to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February Registered Direct Offering. The warrants issued to such designees were exercisable upon issuance at an exercise price of $2.50 per ordinary share and will expire on February 9, 2026.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, payments received under the CARB-X program and the proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $91,123 and $28,621 for the six months ended June 30, 2021 and 2020, respectively, and a net loss of $52,006 for the year ended December 31, 2020. The Company had an accumulated deficit of $378,052 as of June 30, 2021 and expects to continue to incur net losses for the foreseeable future. Management believes that its cash and cash equivalents balance of $36,573 and short-term investments balance of $54,867 at June 30, 2021 are sufficient to fund operations for at least one year from the date the condensed consolidated financial statements are issued. In making this assessment management have considered the planned operations of the company and the ability to adjust its plans if required.

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

COVID-19 Global Pandemic

The global impact of the COVID-19 pandemic has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may impact the ability of the Company’s strategic partners to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. The Company may experience an impact to the timelines of any potential additional clinical and non-clinical development for sulopenem due to the worldwide spread of COVID-19. These effects, and the direct effect of the virus and any potential disruption on the Company’s operations, may negatively impact the Company’s ability to meet its strategic targets. The Company’s employees, in most cases, are working remotely due to safety concerns and using various technologies to perform their functions. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit the Company’s ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, the Company may experience a material adverse effect on its business operations and financial condition; however, its ultimate impact is highly uncertain and subject to change.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The Company cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can the Company predict the severity and duration of its impact. COVID-19 has not yet had a significant impact on the Company’s day to day operations but there can be no assurance that the continued spread of COVID-19 and the responsive measures taken to date will not impact patient enrolment on our ongoing Phase 1 clinical trial related to pediatric indications and the initiation of and enrolment on any additional clinical trial(s) conducted in response to the Complete Response Letter (CRL). Additionally, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in the planned Type A meeting to identify the next steps as to the potential additional clinical and non-clinical work to support the potential resubmission of the New Drug Application (NDA) for approval of oral sulopenem following receipt of the CRL, other meetings related to planned or completed clinical trials, and ultimately the review and approval of our product candidates.

Management is actively monitoring the global situation and its possible effects on its financial condition, liquidity, suppliers, industry, and operations including manufacturing, clinical trials and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity.

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the six months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021, and results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020 have been made. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $119 (€100).

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is a certificate of deposit for $60 which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease (see Note 7 - Leases). Also included within restricted cash on the Company’s condensed consolidated balance sheet is $17 relating to the warrants issued on June 5, 2020 pursuant to the June 3 SPA, $6 relating to the warrants issued on July 2, 2020 pursuant to the June 30 SPA and $11 relating to warrants issued in the October Offering. On the closing date of each of the June 3 Offering, June 30 Offering and October Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a "cashless exercise" pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period in accordance with Accounting Standard Codification (ASC) 260, Earnings per Share. For the periods presented, the following ordinary shares underlying the options, unvested restricted share units, unvested performance restricted share units, warrants and the Exchangeable Notes have been excluded from the calculation because they would be anti-dilutive.

	Three months ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Options to purchase ordinary shares	—	1,168,891	14,065,145	1,168,891
Unvested restricted share units	—	14,258	1,315,328	14,258
Unvested performance restricted share units	—	1,095,000	407,000	1,095,000
Warrants	—	1,713,799	7,202,878	1,713,799
Exchangeable Notes	—	53,087,634	17,733,806	53,087,634
Total	—	57,079,582	40,724,157	57,079,582

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

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expenses	2021	2020	2021	2020
Ireland	$4,192	$5,641	$8,110	$15,072
U.S.	2,794	2,612	4,678	6,075
Bermuda	1	—	46	—
Total	$6,987	$8,253	$12,834	$21,147

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	June 30, 2021	December 31, 2020
Ireland	$7,689	$8,101
U.S.	1,894	2,971
Total	$9,583	$11,072

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

Income Taxes

The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three and six months ended June 30, 2021 and 2020, or to the Company’s net deferred tax assets as of June 30, 2021.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies an issuer’s accounting for modifications or exchanges of freestanding written call options that remain equity-classified after modification. The ASU 2021-04 is effective for all entities for interim and annual periods in fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period, as of the beginning of that fiscal year. The Company is assessing what impact ASU 2021-04 will have on the condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

June 30, 2021
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$54,867	54,867	—	—
Other asset – advance payment to supplier	3,254	—	—	3,254
Total	$58,121	$54,867	$—	$3,224

December 31, 2020
Assets	Total	Level 1	Level 2	Level 3
Other asset – advance payment to supplier	$3,357	$—	$—	$3,357

See Note 4 for details on the short-term investments. The other asset above relates to advance payments made to a supplier that were recorded at fair value using DCF analysis as of June 30, 2021 and December 31, 2020. The fair value measurements of these advance payments were determined based on significant unobservable inputs, including a discount rate of 21% as of June 30, 2021 and December 31, 2020, and the expected time to recovery of the payment. Changes to the inputs described above are not expected to have a material impact on the Company’s financial position and results of operations in any given period.

The carrying amounts reported in the condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

The following table presents information about the Company’s debt, Exchangeable Notes, Derivative liability and RLNs. The Company’s long-term debt was carried at amortized cost on the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

June 30, 2021	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$4,845	$4,845	—	4,845	—
Exchangeable Notes
Long-term exchangeable note	5,339	8,414	—	8,414	—
Derivative liability - exchange option and change of control	21,864	21,864	—	—	21,864
Revenue Futures
Current portion of royalty linked notes	190	190	—	—	190
Long-term royalty linked notes, less current portion	15,315	15,315	—	—	15,315
Total	$47,553	$50,628	—	13,259	37,369

December 31, 2020	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$6,374	$6,374	—	6,374	—
Long-term debt, less current portion	1,626	1,512	—	1,512	—
Exchangeable Notes
Long-term exchangeable note	20,836	31,493	—	31,493	—
Derivative liability - exchange option and change of control	28,865	28,865	—	—	28,865
Revenue Futures
Current portion of royalty-linked notes	114	114	—	—	114
Long-term royalty-linked notes, less current portion	13,389	16,379	—	—	16,379
Total	$71,204	$84,737	—	39,379	45,358

The book value of the current portion of long-term debt approximates its fair value due to the short-term nature of the balance. The fair value of long-term debt, less current portion was determined using DCF analysis using quoted market interest rates, without consideration of transaction costs, which represents a Level 2 basis of fair value measurement. The counterparty to the long-term debt is a major international financial institution.

The fair value of long-term Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the Exchangeable Note Indenture, without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of June 30, 2021 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 9 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 10 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium are presented as a Derivative liability. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which was adjusted from an initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes. Beginning on January 21, 2021 to June 30, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2021 was $12.6 million. The Derivative liability, representing the exchange option and change of control premium, was recorded at a fair value of $27,038 upon issuance of the Exchangeable Notes under the Private Placement and is subsequently remeasured to fair value at the end of each reporting period. The fair value of the exchange option at June 30, 2021 amounted to $18,139.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Note Indenture, the Company will be required to pay each holder of an Exchangeable Note the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The Derivative liability, representing the change of control feature, was recorded at a fair value of $3,725 at June 30, 2021.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The fair value of each component of the Derivative liability was determined using the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of June 30, 2021 include the terms of the Exchangeable Notes Indenture, the Company’s share price and market capitalization, the expected annual volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a fundamental change pursuant to the terms of the Exchangeable Notes Indenture, and the risk-free interest rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's Derivative liability for the six months ended June 30, 2021:

Balance at December 31, 2020	$28,865
Conversion of Exchangeable Notes	(80,512)
Adjustment to fair value	73,511
Balance at June 30, 2021	$21,864

The following summary table shows the assumptions used in the binomial option pricing model to estimate the fair value of the Derivative liabilities:

	June 30, 2021	December 31, 2020
Share price	$1.270	$0.989
Market capitalization	$231,894,738	$48,887,287
Volatility	110%	120%
Risk-free interest rate	0.59%	0.26%
Dividend rate	0%	0%

The additional significant assumption used in the DCF model, to estimate the fair value of the change of control feature at June 30, 2021, was management’s assumption regarding the probability of a fundamental change pursuant to the terms of the Exchangeable Notes Indenture.

 The RLN liability is carried at fair value on the condensed consolidated balance sheet as of June 30, 2021 (amortized cost as of December 31, 2020) (see Note 10 – Royalty-Linked Notes). The total fair value of $15,505 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the RLN Indenture, the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 21%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term Investments

The Company classifies its short-term investments as available for sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at period-end consist of corporate entity commercial paper with maturities of more than three months at the date of purchase. Short-term investments as of June 30, 2021 have an average maturity of 0.81 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. The fair value of short-term investments is represented by Level 1 fair value measurements – quoted prices in active markets for identical assets.

The following table represents the Company’s available for sale short-term investments by major security type as of June 30, 2021:

					Maturity by period
	Cost	Unrealized	Unrealized	Fair Value	Less than 1	1 to 5
Available for sale	Total	gains	(losses)	Total	year	years
Commercial paper	$55,063	9	(205)	54,867	35,737	19,130

The Company did not hold any short-term investments as of December 31, 2020.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2021	December 31, 2020
Refundable FDA filing fee (1)	$—	$2,876
Short-term deposits	2,288	2,360
Prepaid insurance	1,344	415
Research and development tax credit receivable	677	801
Interest receivable	261	—
Other prepaid assets	196	231
Prepaid research and development expenses	69	157
Value added tax receivable	56	64
Deferred financing expenses	37	—
Total	$4,928	$6,904
(1) FDA filing fee refund of $2,876 was received in January 2021

6. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	June 30, 2021	December 31, 2020
Leasehold improvements	$592	$592
Furniture and fixtures	120	120
Laboratory equipment	86	86
Computer equipment	138	137
	936	935
Less: accumulated depreciation	(734)	(514)
	$202	$421

Depreciation expense was $220 for the six months ended June 30, 2021 and $161 for the year ended December 31, 2020.

7. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have terms which range from six months to 17 years, and generally include an option to terminate or renew. The termination option can reduce the lease term for a period of 10 years, however the remaining lease term does not represent the early termination date as management have concluded that it is reasonably certain that the Company will not exercise this option. The renewal term can extend the lease term for an additional period of three years. This renewal option is represented in the remaining lease term as management have concluded that it is reasonably certain that the Company will exercise this renewal option. The renewal option on another lease was derecognized in the quarter as it is no longer reasonably certain that the option will be exercised, resulting in a reduction in the remaining term from seven to two years. In September 2020, the Company entered into a sublease agreement for commercial property. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $288 and $568 of operating lease costs for right-of-use assets during the three and six months ended June 30, 2021, respectively and $253 and $505 of operating lease costs for right-of-use assets during the three and six months ended June 30, 2020, respectively. The Company recognized $83 and $164 of sublease income during the three and six months ended June 30, 2021, respectively. The Company was not party to any sublease agreement during the six months ended June 30, 2020.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for operating lease liabilities	$268	$253	$533	$586
Right-of-use assets obtained in exchange for new operating lease obligation	—	—	—	—

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term	13.4 years	13.2 years
Weighted-average discount rate	7.0%	7.5%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	June 30, 2021	December 31, 2020
Other assets	$4,084	$5,261

Other current liabilities	$666	$573
Other liabilities	3,818	5,172
Total lease liabilities	$4,484	$5,745

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2021 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended June 30,
2022	$947
2023	682
2024	445
2025	439
2026	326
Thereafter	3,829
$6,668
Less imputed interest	(2,184)
Total lease liabilities	$4,484

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
Accrued payroll and bonus expenses	$523	$966
Accrued other expenses	397	614
Accrued clinical trial costs	53	144
Accrued manufacturing expenses	300	105
Total	$1,273	$1,829

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

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $3,103 were made during the six months ended June 30, 2021. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $630, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 12.51% as of June 30, 2021. The Company recognized $164 and $374 of interest expense related to the loan agreement during the three and six months ended June 30, 2021, respectively, including $42 and $102 related to the accretion of the debt discounts and deferred financing costs during the three and six months ended June 30, 2021, respectively and $366 and $776 of interest expense related to the loan agreement during the three and six months ended June 30, 2020, respectively, including $113 and $229 related to the accretion of the debt discounts and deferred financing costs during the three and six months ended June 30, 2020, respectively.

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

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from an initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to June 30, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2021 was $12.6 million.

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

The Company recognized $232 and $668 of interest expense related to the Exchangeable Notes during the three and six months ended June 30, 2021, respectively and $827 and $1,479 of interest expense related to the Exchangeable Notes during the three and six months ended June 30, 2020. The Company recognized $603 and $1,711 related to the amortization of the debt discounts and deferred financing costs during the three and six months ended June 30, 2021, respectively, and $2,013 and $3,602 related to the amortization of the debt discounts and deferred financing costs during the three and six months ended June 30, 2020, respectively. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and June 30, 2020. The balance of the Exchangeable Notes as of June 30, 2021 is as follows:

	June 30, 2021
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$3,840
September 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	8
Conversion of $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(39,201)	(2,697)
2025 Exchangeable Notes, net	12,607	1,151
Unamortized discount and debt issuance costs	(8,419)	—
2025 Exchangeable Notes, net	$4,188	$1,151

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Payment Protection Program

On April 3, 2020, the SBA launched the Program following the signing of the CARES Act on March 27, 2020. On April 30, 2020, the Borrower entered into the PPP loan with the Lender under the Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company until after the Deferral Period. Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020. Monthly amortization payments on the remaining loan balance of $404 began in December 2020 and total principal repayments of $154 were made during the six months ended June 30, 2021. The Company recognized $1 and $1 of interest expense related to the loan agreement during the three and six months ended June 30, 2021.

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 10 – Royalty-Linked Notes), as of June 30, 2021, for the following five fiscal years and thereafter were as follows:

Year Ending June 30, (unaudited)
2022	$4,879
2023	—
2024	—
2025	12,607
2026	—
Thereafter	104
Total	$17,590

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the Company recognized the remaining unaccreted interest balance of $1,204 related to debt discounts and deferred financing costs under ASC 470, Debt, in the condensed consolidated statements of operations and comprehensive loss. The fair value of the RLNs as of June 30, 2021 is as follows:

June 30, 2021
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	798
Total liability related to the sale of future royalties at June 30, 2021	15,505
Current Portion	190
Long-term Portion	$15,315

11. Shareholders’ Equity / (Deficit)

The following tables present a reconciliation of the Company’s beginning and ending balances in shareholders’ equity / (deficit) for the six months ended June 30, 2021 and 2020:

Total Shareholders' Equity / (Deficit)
Shareholders' deficit at January 1, 2021	$(50,559)
Share-based compensation expense	840
Issuance of ordinary shares, net	68,161
Issuance of warrants for ordinary shares	6,199
Exercise of warrants for ordinary shares	15,289
Issuance of ordinary shares on conversion of exchangeable notes	98,388
Net loss	(91,123)
Shareholders' equity at June 30, 2021	$47,195

Total Shareholders' Deficit
Shareholders' deficit at January 1, 2020	$(26,238)
Share-based compensation expense	1,783
Issuance of ordinary shares, net	2,564
Issuance of warrants for ordinary shares	1,723
Net loss	(28,621)
Shareholders' deficit at June 30, 2020	$(48,789)

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

On February 3, 2021, the Company entered into the Underwriting Agreement pursuant to which it issued and sold 34,782,609 ordinary shares, $0.01 nominal value per share, at a public offering price per share of $1.15. The February Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, the Company granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This exercise increased the total number of ordinary shares sold by the Company in the offering to 40,000,000 shares, which resulted in aggregate gross proceeds of $46.0 million and net proceeds of $42.1 million after deducting underwriting discounts and commissions and other offering expenses.

On February 9, 2021, the Company completed the February Registered Direct Offering, pursuant to which the Company issued and sold an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $2.00, for aggregate gross proceeds of $35.0 million and net proceeds of $32.2 million after deducting placement agent fees and other offering expenses. The closing date of the February Registered Direct Offering was February 12, 2021. The Company offered the ordinary shares in the June 3 Offering, June 30 Offering, February Underwritten Offering and February Registered Direct Offering pursuant to its universal shelf registration statement on Form S-3.

Beginning on January 21, 2021 to June 30, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2021 was $12.6 million.

At the Company’s annual general meeting of shareholders on June 10, 2020, the Company’s shareholders approved an increase of 100,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly.

At the Company’s extraordinary general meeting of shareholders on January 28, 2021, the Company’s shareholders approved an increase of an additional 150,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 300,000,000 ordinary shares of $0.01 par value each as of June 30, 2021. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares currently have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

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

In connection with the June 30 Offering completed on July 2, 2020, pursuant to the June 30 SPA, in a concurrent private placement, the Company has also issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share and will expire on June 30, 2025. As of June 30, 2021, warrants issued in connection with the June 30 Offering had been exercised for 1,264,757 ordinary shares, for net proceeds of $1.8 million.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

In connection with the October Offering, the Company issued and sold warrants to purchase up to 20,192,307 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025. As of June 30, 2021, warrants issued in connection with the October Offering had been exercised for 20,890,516 ordinary shares, for net proceeds of $13.9 million.

In connection with the February Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 2,434,783 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of June 30, 2021, warrants issued in connection with the February Underwritten Offering had been exercised for 380,000 ordinary shares, for net proceeds of $0.5 million.

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

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of June 30, 2021. The Directors are authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares in issue as of June 30, 2021 or December 31, 2020.

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

On June 23, 2021, at the Company’s annual general meeting of shareholders, the shareholders approved and adopted an amended and restated 2018 Plan which, among other things includes an increase of 15,000,000 ordinary shares in the number of ordinary shares reserved for issuance under the 2018 Plan.

Share Options

The Company granted 13,374,412 and 64,840 share options to employees and directors during the six months ended June 30, 2021 and 2020, respectively, under the 2018 Plan. There were 13,516,250 and 550,521 unvested employee options outstanding as of June 30, 2021 and June 30, 2020, respectively. Total expense recognized related to employee share options was $277 and $441 for the three and six months ended June 30, 2021, respectively, and $316 and $663 for the three and six months ended June 30, 2020, respectively. Total unamortized compensation expense related to employee share options was $23,927 and $2,336 as of June 30, 2021 and June 30, 2020, respectively, which is expected to be recognized over a remaining average vesting period of 3.92 years and 2.09 years as of June 30, 2021 and June 30, 2020, respectively.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Six months ended
	2021	June 30, 2020
Volatility	120%	90.3% - 99.5%
Expected term in years	5.5 - 6.25	5.5 - 6.25
Dividend rate	0%	0%
Risk-free interest rate	0.90% - 1.29%	0.18% - 0.78%
Share price	$1.99 - $2.01	$1.68 - $2.03
Fair value of option on grant date	$1.70 - $1.75	$1.27 - $1.52

The following table summarizes the number of options outstanding and the weighted-average exercise price as of June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2020	953,377	$7.36	5.41	$—
Granted	13,374,412	2.01
Exercised	—
Forfeited	—
Expired	(262,644)	$8.55
Options outstanding June 30, 2021	14,065,145	$2.25	9.83	$—
Exercisable at June 30, 2021 (unaudited)	548,895	$6.72	6.76	$—

Restricted Share Units (RSUs)

The Company granted 1,345,328 RSUs to employees and directors during the six months ended June 30, 2021. No RSUs were granted to employees and directors during the six months ended June 30, 2020.

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2020	—
Granted	1,345,328	$1.60
Shares vested	(30,000)	$1.60
Forfeited	—
RSUs outstanding June 30, 2021	1,315,328	$1.60

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for employees. Total expense recognized related to the RSUs was $282 and $364 for the three and six months ended June 30, 2021, respectively, and $38 and $62 for the three and six months ended June 30, 2020, respectively. Total unamortized compensation expense related to RSUs was $1,771 as of June 30, 2021, which is expected to be recognized over a remaining average vesting period of 1.57 years as of June 30, 2021.

No RSUs, which are subject to certain performance-based vesting conditions (Performance RSUs), were awarded to employees or directors during the six months ended June 30, 2021. The Company awarded 1,079,000 Performance RSUs to certain employees during the six months ended June 30, 2020.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The table below shows the number of Performance RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the Performance RSUs outstanding as of June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Performance RSUs outstanding December 31, 2020	983,000	$2.20
Granted	—
Shares vested	(478,500)	$2.08
Expired	(97,500)	$2.08
Performance RSUs outstanding June 30, 2021	407,000	$2.39

The weighted average grant date fair value of Performance RSUs with a market condition was determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed evenly over the vesting period. No expense was recognized related to Performance RSUs for the three months ended June 30, 2021, total expense recognized related to Performance RSUs was $35 for the six months ended June 30, 2021 and $832 and $1,058 for the three and six months ended June 30, 2020, respectively. All RSUs were fully expensed as of June 30, 2021. Total unamortized compensation expense related to Performance RSUs was $1,247 as of June 30, 2020, which is expected to be recognized over a remaining average vesting period of 0.45 years as of June 30, 2020.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Research and development expense	$169	$367	$178	$580
General and administrative expense	390	819	662	1,203

There was a total of $25,698 and $3,583 unamortized share-based compensation expense for options, RSUs and Performance RSUs as of June 30, 2021 and June 30, 2020, respectively, which is expected to be recognized over a remaining average vesting period of 3.62 years and 0.99 years as of June 30, 2021 and June 30, 2020, respectively.

13. Income Taxes

In accordance with the FASB ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax expense of $182 and $299, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of June 30, 2021 and December 31, 2020, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $31,807 and $30,261, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

14. Commitments and Contingencies

License Agreement

On November 18, 2015, the Company entered into a license agreement with Pfizer for the worldwide exclusive rights to research, develop, manufacture and commercialize sulopenem (the Pfizer License).

As part of the Pfizer License, the Company is obligated to pay Pfizer potential future regulatory milestone payments as well as sales milestones upon achievement of net sales ranging from $250.0 million to $1.0 billion for each product type. The Company is also obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

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

Legal Proceedings

On August 5, 2021, a class putative action lawsuit was filed against the Company, its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Northern District of Illinois. The complaint purports to be brought on behalf of shareholders who purchased the Company's securities between November 30, 2020 and July 23, 2021. The complaint generally alleges that the defendants violated Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning the Company's submission of its NDA to the FDA for marketing approval of oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint seeks, among other things, unspecified damages, attorneys' fees, expert fees and other costs. The Company denies any and all allegations of wrongdoing and believes the defendants have valid defenses against these claims and, therefore, intends to vigorously defend against this lawsuit.

Other Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. At each reporting date the Company evaluates whether or not a potential loss amount or a potential loss range is probable and reasonably estimable under the provisions of the authoritative guidelines that address accounting for contingencies. The Company expenses costs as incurred in relation to such legal proceedings. The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

Under the terms of their respective employment agreements, each of the named executive officers is eligible to receive severance payments and benefits upon a termination without “cause” or due to “permanent disability”, or upon “resignation for good reason”, contingent upon the named executive officer’s continued performance for the Company.

15. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.02 million aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of June 30, 2021, $12.6 million aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

16. Subsequent Events

The Company received a CRL from the FDA on July 23, 2021 in respect of its NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that the Company conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that the Company conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. The Company plans to have a Type A meeting with the FDA to identify the next steps as to the potential additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. There can be no assurance that the Company will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA, or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We plan to have a Type A meeting with the FDA to identify the next steps as to the potential additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL in the timeframe required or at all, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA, or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

On July 5, 2019, we filed a universal shelf registration statement on Form S-3 (File No. 333-232569) with the Securities and Exchange Commission (SEC), which was declared effective on July 16, 2019, and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. As of July 31, 2021, we had issued $98.1 million of securities registered under our universal shelf registration statement.

On January 21, 2020, we completed a private placement pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.6 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities) to a group of accredited investors (the Private Placement). On September 8, 2020, we completed a rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Bermuda, issued and sold $0.2 million aggregate principal amount of 6.500% Exchangeable Notes and $0.02 million aggregate principal amount of RLNs to existing shareholders. The Securities were sold in units (the Units) with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. As of January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from the initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the indenture governing the Exchangeable Notes (the Exchangeable Notes Indenture). Beginning on January 21, 2021 to June 30, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2021 was $12.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units in both the Private Placement and Rights Offering of $44.7 million, after deducting placement agent fees and offering expenses.

In April 2020, we began deferring payment on our share of U.S. payroll taxes owed, as allowed by the Coronavirus Aid Relief and Economic Security Act (CARES Act) through December 31, 2020. We are able to defer half of our share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

On April 3, 2020, the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program), which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (the Borrower), entered into a note (PPP loan) with Silicon Valley Bank (SVB) (the Lender) under the Program, pursuant to the Borrower receiving a PPP loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due by us until 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020, and amortization of the remaining loan of $404 began in December 2020 with equal monthly repayments of $26 through March 2022.

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

On February 3, 2021, we entered into an amended and restated underwriting agreement (the Underwriting Agreement) with H. C. Wainwright & Co., LLC as the sole underwriter to issue and sell 34,782,609 ordinary shares, $0.01 nominal value per share, in an underwritten public offering with a public offering price of $1.15 per share (the February Underwritten Offering). We offered the ordinary shares in the February Underwritten Offering pursuant to our universal shelf registration statement on Form S-3. The February Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, we granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This increased the total number of ordinary shares we sold in the February Underwritten Offering to 40,000,000 shares, which resulted in aggregate net proceeds to us of approximately $42.1 million after deducting underwriting discounts and commissions and other offering expenses. In addition, pursuant to the Underwriting Agreement, we issued upon the closings of the February Underwritten Offering to the underwriter’s designees warrants to purchase 2,800,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering, including the underwriter’s option to purchase an additional 5,217,391 ordinary shares. The warrants issued to such designees of the underwriter have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

On February 9, 2021, we entered into a securities purchase agreement (the February SPA) with several healthcare-focused institutional investors pursuant to which we agreed to issue and sell in a registered direct offering (the February Registered Direct Offering) an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price of $2.00 per share, for aggregate net proceeds to us of $32.2 million after deducting placement agent fees and other offering expenses. We offered the ordinary shares in the February Registered Direct Offering pursuant to our universal shelf registration statement on Form S-3. The February Registered Direct Offering closed on February 12, 2021. Warrants to purchase 1,225,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February Registered Direct Offering. Upon closing, warrants issued to such designees became exercisable immediately at an exercise price of $2.50 per ordinary share, subject to adjustment in certain circumstances, and will expire on February 9, 2026.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of June 30, 2021, we had an accumulated deficit of $378.1 million. We expect to continue to incur significant expenses for the foreseeable future as we identify the next steps as to the potential additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of June 30, 2021, we had cash, cash equivalents and restricted cash of $36.7 million and short-term investments of $54.9 million. We believe that our cash, cash equivalents and short-term investments balance as of June 30, 2021 should be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2023, based on our current operating plan, and subject to final determination of the design and planned conduct of potential additional clinical and non-clinical development for oral sulopenem. However, this estimate is based on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

COVID-19 Global Pandemic

In December 2019, an outbreak of COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, prior U.S. President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may impact the ability of our strategic partners to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. We may experience an impact to the timelines of any potential additional clinical and non-clinical development for sulopenem due to the worldwide spread of COVID-19. These effects, and the direct effect of the virus and any potential disruption on our operations, may negatively impact our ability to meet our strategic targets. Our employees, in most cases, are working remotely due to safety concerns and using various technologies to perform their functions. We feel we have sufficient office and IT resources to allow employees to return to office work or work from home indefinitely based on the latest government advice. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations and financial condition; however, its ultimate impact is highly uncertain and subject to change.

We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. COVID-19 has not yet had a significant impact on the Company’s day to day operations but there can be no assurance that the continued spread of COVID-19 and the responsive measures taken to date will not impact patient enrolment on our ongoing Phase 1 clinical trial related to pediatric indications and the initiation of, and enrolment on, any additional clinical trial(s) conducted in response to the CRL. Additionally, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in the planned Type A meeting to identify the next steps as to the potential additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem following receipt of the CRL, other meetings related to planned or completed clinical trials, and ultimately the review and approval of our product candidates.

Management is actively monitoring the global situation and its possible effects on our financial condition, liquidity, suppliers, industry, and operations including manufacturing, clinical trials and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the adverse effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity.

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

The successful development and commercialization of oral sulopenem and/or sulopenem is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of our sulopenem program or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•

the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct any additional clinical trial(s) to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including sulopenem for the treatment of uUTI;

•	the scope, progress, outcome and costs of our clinical trials and other research and development activities;
•	successful patient enrollment in, and the initiation and completion of, clinical trials;
•	our ability to apply for regulatory approval, including the potential resubmission of our NDA for oral sulopenem, and the timing or likelihood of any such filings and approvals;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	development and timely delivery of commercial drug formulations (i) that can be used in our clinical trials and (ii) that are available for commercial launch;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the product candidates following approval.

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We plan to have a Type A meeting with the FDA to identify the next steps as to the potential additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed or may require us to expend more resources than we have available. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL in the timeframe or at all, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Following receipt of the CRL, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and plan to limit spending to essential costs required in connection with the potential resubmission of the NDA. If and when we believe regulatory approval of oral sulopenem and/or sulopenem appears likely, we anticipate an increase in payroll and expenses as a result of our preparation for commercial operations.

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

Adjustments to Fair Value of Derivatives

Derivative liabilities are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in the condensed consolidated statements of operations as adjustments to fair value of derivatives.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our operating losses and income / (loss) before income tax for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended
	June 30,
	2021	2020	Change
Operating expenses:
Research and development	$(2,714)	$(5,043)	$2,329
General and administrative	(4,273)	(3,210)	(1,063)
Total operating expenses	(6,987)	(8,253)	1,266
Operating loss	(6,987)	(8,253)	1,266
Total other income / (expense), net	14,907	(4,090)	18,997
Income / (loss) before income taxes	$7,920	$(12,343)	$20,263

Research and Development Expenses (in thousands)

	Three Months Ended
	June 30,
	2021	2020	Change
CRO and other preclinical and clinical trial expenses	$692	$2,457	$(1,765)
Consulting fees	1,156	751	405
Chemistry, manufacturing and control (CMC) related expenses	449	416	33
Personnel related (including share-based compensation)	417	1,419	(1,002)
Total research and development expenses	$2,714	$5,043	$(2,329)

The decrease in CRO and other preclinical and clinical trial expenses of $1.8 million was primarily due to a decrease in costs incurred related to our three Phase 3 clinical trials, which were completed in 2020. The increase in consulting fees of $0.4 million was primarily due to an increase in consultants used during the FDA’s review of our NDA. CMC related expenses remained flat period over period at approximately $0.4 million. Personnel related costs decreased by $1.0 million primarily as a result of a reduction in headcount, and a reduction in share-based compensation for employees in our CMC, clinical and regulatory functions. Personnel related costs for the three months ended June 30, 2021 and 2020 included share-based compensation expense of $0.2 million and $0.4 million, respectively.

General and Administrative Expenses (in thousands)

	Three Months Ended
	June 30,
	2021	2020	Change
Personnel related (including share-based compensation)	$593	$1,548	$(955)
Facility related and other	929	813	116
Professional and consulting fees	2,751	849	1,902
Total general and administrative expenses	$4,273	$3,210	$1,063

Personnel related costs decreased by $1.0 million primarily as a result of a decrease in headcount, and a reduction in share-based compensation for employees in our general, administration and commercial functions. Personnel related costs for the three months ended June 30, 2021 and 2020 included share-based compensation expense of $0.4 million and $0.7 million, respectively. Facility related and other costs increased by $0.1 million primarily as a result of lease termination charges recognized. Facility related costs for the three months ended June 30, 2021 and 2020 included share-based compensation expense of $0.0 million and $0.1 million, respectively, for directors. Professional and consulting fees increased by $1.9 million primarily as a result of an increase in consultants used to support our general and administration functions and pre-commercialization activities.

The following table summarizes our total other income / (expense), net for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended
	June 30,
	2021	2020	Change
Interest expense, net	$(980)	$(4,075)	$3,095
Adjustments to fair value of derivatives	15,794	(12)	15,806
Other income / (expense), net	93	(3)	96
Total other income / (expense), net	$14,907	$(4,090)	$18,997

Interest Expense, Net

Interest expense, net decreased by $3.1 million for the three months ended June 30, 2021 as compared to the prior year period primarily as a result of a decrease in accrued interest on our Exchangeable Notes and a decrease in interest expense related to our SVB credit agreement due to a decrease in the balances outstanding.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $15.8 million and $0.0 million for the three months ended June 30, 2021 and June 30, 2020, respectively. The movement in this non-cash adjustment primarily relates to a decrease in the fair value of the RLNs, which were issued in 2020.

Other Income / (Expense), Net

Other income / (expense), net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates.

Comparison of six months ended June 30, 2021 and 2020

The following table summarizes our operating losses and loss before income tax for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30,
	2021	2020	Change
Operating expenses:
Research and development	$(5,165)	$(14,786)	$9,621
General and administrative	(7,669)	(6,361)	(1,308)
Total operating expenses	(12,834)	(21,147)	8,313
Operating loss	(12,834)	(21,147)	8,313
Total other expense, net	(78,107)	(7,175)	(70,932)
Loss before income taxes	$(90,941)	$(28,322)	$(62,619)

Research and Development Expenses (in thousands)

	Six Months Ended
	June 30,
	2021	2020	Change
CRO and other preclinical and clinical trial expenses	$1,381	$7,501	$(6,120)
Consulting fees	2,245	1,611	634
Chemistry, manufacturing and control (CMC) related expenses	660	1,737	(1,077)
Personnel related (including share-based compensation)	879	3,937	(3,058)
Total research and development expenses	$5,165	$14,786	$(9,621)

The decrease in CRO and other preclinical and clinical trial expenses of $6.1 million was primarily due to a decrease in costs incurred related to our Phase 3 clinical trials, which were completed in 2020. Consulting fees increased by $0.6 million primarily due to an increase in consultants used during the FDA’s review of our NDA. The decrease in CMC related expenses of $1.1 million primarily relates to the completion of analytical work related to the active pharmaceutical ingredient (API) in 2020 at our former secondary supplier. Personnel related costs decreased by $3.1 million primarily as a result of a reduction in headcount, and a reduction in share-based compensation expense for employees in our CMC, clinical and regulatory functions. Personnel related costs for the six months ended June 30, 2021 and 2020 included share-based compensation expense of $0.2 million and $0.6 million, respectively.

General and Administrative Expenses (in thousands)

	Six Months Ended
	June 30,
	2021	2020	Change
Personnel related (including share-based compensation)	$1,585	$3,152	$(1,567)
Facility related and other	1,680	1,667	13
Professional and consulting fees	4,404	1,542	2,862
Total selling, general and administrative expenses	$7,669	$6,361	$1,308

Personnel related costs decreased by $1.6 million primarily as a result of a decrease in headcount, and a reduction in share-based compensation for employees in our general, administration and commercial functions. Personnel related costs for the six months ended June 30, 2021 and 2020 included a share-based compensation expense of $0.6 million and $1.2 million, respectively. Facility related and other costs remained flat period over period at $1.7 million. Professional and consulting fees increased by $2.9 million as a result of an increase in consultants used to support our general and administration functions and pre-commercialization activities.

The following table summarizes our total other income / (expense), net for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30,
	2021	2020	Change
Interest expense, net	$(3,932)	$(6,671)	$2,739
Financing transaction costs	—	(2,130)	2,130
Adjustments to fair value of derivatives	(74,309)	1,667	(75,976)
Other income / (expense), net	134	(41)	175
Total other expense, net	$(78,107)	$(7,175)	$(70,932)

Interest Expense, net

Interest expense, net decreased by $2.7 million primarily as a result of a decrease in accrued interest on our Exchangeable Notes and a decrease in interest expense related to our SVB credit agreement due to a decrease in the balances outstanding.

Financing Transaction Costs

Financing transaction costs, which include costs expensed on recognition of the Derivative liability were $2.1 million for the six months ended June 30, 2020. No such expenses were incurred during the six months ended June 30, 2021.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of Derivative liability for the six months ended June 30, 2021 were $74.3 million. This non-cash adjustment related to an increase in the value of the derivative components associated with the Exchangeable Notes, both exchanged and remaining, primarily as a result of an increase in the price of our ordinary shares and market capitalization of the Company during the period. Adjustments to the fair value of derivatives were $1.7 million for the six months ended June 30, 2020.

Other Income / (Expense), net

Other income / (expense), net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the Private Placement and the Rights Offering pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.8 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through June 30, 2021, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the

Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the June 3, 2020 Offering and the June 30, 2020 Offering and $1.8 million from the exercise of warrants issued in the June 30 Offering, net proceeds of $15.5 million from the October 2020 Offering and $13.9 million from the exercise of warrants issued in the October Offering, net proceeds of $42.1 million from the February Underwritten Offering and $0.5 million from the exercise of warrants issued in the February Underwritten Offering and net proceeds of $32.2 million from the February Registered Direct Offering.

As of June 30, 2021, we had cash, cash equivalents and restricted cash of $36.7 million and short-term investments of $54.9 million.

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

Required monthly amortization payments for the initial $15.0 million draw commenced on November 1, 2019 and total principal repayments of $3.1 million were made during the six months ended June 30, 2021. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $0.6 million which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $0.2 million aggregate principal amount of 6.500% Exchangeable Notes and $0.02 million aggregate principal amount of RLNs, to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to June 30, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2021 was $12.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the RLN Indenture. Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $44.7 million, after deducting placement agent fees and offering expenses.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	(9,473)	(41,080)
Net cash used in investing activities	(55,064)	(2)
Net cash provided by financing activities	86,390	48,581
Effect of exchange rates on cash and cash equivalents	(2)	(33)
Net increase in cash, cash equivalents and restricted cash	$21,851	$7,466

Operating Activities

During the six months ended June 30, 2021, operating activities used $9.5 million of cash, resulting from our net loss of $91.1 million, partially offset by net non-cash charges of $79.6 million and net cash provided by changes in our operating assets and liabilities of $2.0 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2021 was largely related to a decrease in prepaid expenses and other current assets, primarily due to the refund of the FDA filing fee received in January 2021.

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

Investing Activities

During the six months ended June 30, 2021, net cash used by investing activities of $55.1 million was related to the purchase of short-term investments. During the six months ended June 30, 2020, net cash used by investing activities of $0.0 million related to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $86.4 million and consisted of net cash proceeds of $42.1 million from the February Underwritten Offering, net cash proceeds of $32.2 million from the February Registered Direct Offering and $15.3 million from the exercise of warrants, partially offset by principal repayments of $3.3 million made to SVB under the Loan and Security Agreement and the PPP loan. During the six months ended June 30, 2020, net cash provided by financing activities was $48.6 million and consisted of net cash proceeds of $46.6 million from the Private Placement, net cash proceeds of $4.3 million from the June 3 SPA and $0.7 million from the drawdown of the PPP loan, partially offset by principal repayments of $3.1 million made to SVB.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we conduct our ongoing and planned clinical trials of oral sulopenem and sulopenem and any additional clinical trials that may be conducted in response to the CRL, seek marketing approval for oral sulopenem if clinical trials are successful and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•

conduct additional clinical trials for oral sulopenem and/or sulopenem, which include our ongoing Phase 1 clinical trial related to pediatric indications, and any additional clinical trials that may be conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;

•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates and/or may be conducted in response to the CRL;
•	establish sales, marketing and distribution capabilities either directly or through a third-party, to commercialize oral sulopenem and/or sulopenem if we obtain marketing approval from the FDA;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the timing and costs of our clinical trials of oral sulopenem and sulopenem, including our ongoing Phase 1 clinical trial related to pediatric indications and any other clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates, including any additional clinical trials and potential non-clinical development that may be conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;

•	any other activities that may be required in connection with the potential resubmission of the NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen;
•	the timing of regulatory filings including a potential resubmission of the NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen;
•

the timing and costs of our clinical trials of oral sulopenem and sulopenem, including our ongoing Phase 1 clinical trial related to pediatric indications and any other studies which may be required for regulatory approval of our product candidates;

•	the timing of regulatory review and potential approval of any product candidates, including oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;

•	the amount of funding that we receive under government awards that we may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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
•

the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct any additional clinical trial(s) to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including sulopenem for the treatment of uUTI; and

•

the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2021, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease commitments (1)	$3,035	$947	$893	$652	$543
Principal debt repayments (2)	17,590	4,879	—	12,607	104
Total	$20,625	$5,826	$893	$13,259	$647

(1)	See Note 7 to the condensed consolidated financial statements for further details regarding leases.
(2)	See Note 9 to the condensed consolidated financial statements for further details regarding debt. Principal payments relate to our SVB loan, our PPP loan, our Exchangeable Notes and our RLNs.

Under the Pfizer License, we have agreed to make certain regulatory and sales milestone payments. The Company is also obligated to pay royalties and make a potential one-time payment related to sublicensing income that exceeds a certain threshold. We have not included any contingent payment obligations, such as milestones, royalties, or one-time payments, in the table above as the amount, timing and likelihood of such payments are not known. We are obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs. There was no payment due for the Payment Measuring Period ending June 30, 2020, December 31, 2020 and June 30, 2021. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return). Other than the principal amount of $104, we have not included any payment obligations on the RLNs in the table above as the amount, timing and likelihood of such payments are not known.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $91.4 million, consisting of cash and commercial paper. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Due to the short-term nature of our portfolio we do not believe an immediate interest rate increase of 100 basis points would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Based on the $4.7 million outstanding under the credit facility as of June 30, 2021, a 100 basis point change in interest rates would not have a material impact on our net interest expense in fiscal year 2021. The interest rate on our secured credit facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate. The Wall Street Journal prime rate decreased from 5.50% to 5.25% on August 1, 2019, to 5.00% on September 19, 2019, to 4.75% on October 31, 2019, to 4.25% on March 4, 2020 and to 3.25% on March 16, 2020. We do not currently engage in any hedging activities against changes in interest rates.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2021 and December 31, 2020, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the six months ended June 30, 2021 and 2020 or for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 5, 2021, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Northern District of Illinois, captioned Klein v. Iterum Therapeutics PLC, et al., No. 1:21-cv-04181. The complaint purports to be brought on behalf of shareholders who purchased the Company's securities between November 30, 2020 and July 23, 2021. The complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning the Company's submission of a new drug application to the U.S. Food and Drug Administration for marketing approval of sulopenem etzadroxil/probenecid (oral sulopenem) for the treatment of uncomplicated urinary tract infections in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint seeks, among other things, unspecified damages, attorneys' fees, expert fees and other costs.

The Company denies any and all allegations of wrongdoing and believes the defendants have valid defenses against these claims and, therefore, intends to vigorously defend against this lawsuit. The Company is unable, however, to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to the Company and for which it incurs substantial costs or damages not covered by the Company's directors' and officers' liability insurance would have a material adverse effect on its financial condition and business. In addition, the litigation could adversely impact the Company's reputation and divert management's attention and resources from other priorities, including the execution of its business plan and strategies that are important to the Company's ability to grow its business, any of which could have a material adverse effect on the Company's business.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of June 30, 2021, we had an accumulated deficit of $378.1 million, cash and cash equivalents of $36.7 million and short-term investments of $54.9 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement (the Loan and Security Agreement). In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other estimated offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other estimated offering expenses payable by us. At June 30, 2021, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30 Offering and October Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

Following receipt of the CRL, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and plan to limit spending to essential costs required in connection with the potential resubmission of the NDA.

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, resume any pre-commercialization activities and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•

conduct additional clinical trials for oral sulopenem and/or sulopenem, which include our ongoing Phase 1 clinical trial related to pediatric indications, and any additional clinical trials that may be conducted in response to the CRL ;

•	initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates and/or may be conducted in response to the CRL;
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

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to incur significant expenses and increasing operating losses as we conduct our ongoing and planned clinical trials of oral sulopenem and sulopenem, including any additional clinical trials and potential non-clinical development that may be conducted in response to the CRL, seek marketing approval for oral sulopenem if clinical trials are successful, resume pre-commercialization activities, and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. If we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and undertake commercialization activities, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial.

Based on our current operating plan, and subject to final determination of the design and planned conduct of potential additional clinical and non-clinical development for oral sulopenem, we estimate that our cash, cash equivalents and short-term investments as of June 30, 2021 should be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the timing and costs of our clinical trials of oral sulopenem and sulopenem, including our ongoing Phase 1 clinical trial related to pediatric indications and any other clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates, including any additional clinical trials and potential non-clinical development that may be conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;

•	any other activities that may be required in connection with the potential resubmission of the NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen;
•	the timing of regulatory filings including a potential resubmission of the NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen;
•	the timing of regulatory review and potential approval of any product candidates, including oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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
•

the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct any additional clinical trial(s) to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including sulopenem for the treatment of uUTI; and

•

the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

Our financial statements include substantial non-operating gains or losses resulting from required quarterly revaluation under generally accepted accounting principles of our outstanding derivative instruments.

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

In light of the FDA’s CRL regarding our NDA for oral sulopenem, we halted any remaining precommercial activities while we work toward our goal of approval of oral sulopenem. Neither resubmission nor approval of our NDA for oral sulopenem is assured.

In July 2021, we received a CRL from the FDA regarding our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. In light of the CRL and in order to reduce operating expenses and conserve cash resources, we have halted all remaining pre-commercial activities for oral sulopenem.

In the CRL, the FDA determined that additional data are necessary to support approval for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone. The FDA recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We plan to have a Type A meeting with the FDA to identify the next steps as to the potential additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

We and our Chief Executive Officer and Chief Financial Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.

On August 5, 2021, a putative class action lawsuit was filed against us, our Chief Executive Officer and our Chief Financial Officer.  The complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning our NDA to the FDA for marketing approval of oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint seeks, among other things, unspecified damages, attorneys' fees, expert fees and other costs.

The defendants deny any and all allegations of wrongdoing and believe they have valid defenses against these claims and, therefore, intend to vigorously defend against this lawsuit. We are unable, however, to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional lawsuits may be filed.

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

In connection with the February 2021 Underwritten Offering, we entered into an Underwriting Agreement (the Underwriting Agreement) on February 3, 2021 with the underwriter. The Underwriting Agreement contains certain covenants, including a covenant prohibiting us from entering into variable rate transactions for a period of 12 months after the closing of the February 2021 Underwritten Offering, subject to certain exceptions. In addition, in connection with the October Offering and the February 2021 Registered Direct Offering, we entered into securities purchase agreements which contain certain covenants, including prohibiting us from entering into variable rate transactions for a period of 12 months after the closing of the respective offerings, subject to certain exceptions. These and other provisions in the financing documents could deter or prevent us from raising additional capital. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy.

We are heavily dependent on the success of our sulopenem program, and our ability to develop, obtain marketing approval for and successfully commercialize oral sulopenem and sulopenem. If we are unable to achieve and sustain profitability, the market value of our ordinary shares will likely decline.

Our ability to become and remain profitable depends on our ability to generate revenue. To date, we have invested substantially all of our efforts and financial resources in the development of oral sulopenem and sulopenem, which are currently our two product candidates in development. Our prospects, including our ability to finance our operations and generate revenue from product sales, currently depend entirely on the development and commercialization of our sulopenem program.

We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, oral sulopenem and/or sulopenem. Our ability to generate future revenue from product sales will require us to be successful in a range of challenging clinical and commercial activities, including:

•	resolving the matters set out in the CRL received in July 2021 in connection with our NDA for oral sulopenem;
•

enrolling and successfully completing our ongoing Phase 1 clinical trial related to pediatric indications and any other clinical trials that may be required for regulatory approval of our product candidates, including any trials conducted in response to the CRL;

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

Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Our expenses could increase if we are required by the FDA, the European Medicines Agency (EMA), or any comparable foreign regulatory authority, to perform different studies or studies in addition to those currently expected, including in response to the CRL received in July 2021, or if there are any delays in completing such studies or with the development of our sulopenem program or any future product candidates. Even if oral sulopenem or sulopenem are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of oral sulopenem and/or sulopenem. Where we enter into collaboration arrangements with third-party collaborators for commercialization of product candidates, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

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

In addition, the EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United Sates. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the October Offering, the exchange rate of the Exchangeable Notes increased and the exchange price of the Exchangeable Notes adjusted from the previous exchange price of $1.00 per ordinary share (at the exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes) to $0.7775 per ordinary share (at an adjusted exchange rate of 1,286.1845 shares per $1,000 of principal and interest on the Exchangeable Notes). As of June 30, 2021, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. In addition, the exercise price and the number of shares issuable under our outstanding warrants are subject to adjustment pursuant to the terms of the applicable warrant. This indebtedness could make it more difficult for us to raise additional capital to fund our operations.

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

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under the Loan and Security Agreement and other agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of June 30, 2021, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

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

We began operations in November 2015. Since our inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, planning for potential commercialization, and research and development, including preclinical and clinical development, for our sulopenem program. While the members of our development team have successfully developed and registered other antibiotics in past roles at different companies, our company has limited experience and has not yet demonstrated an ability to successfully obtain marketing approval, manufacture a commercial scale product (or arrange for a third party to do so on our behalf), or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. Assuming we obtain marketing approval for oral sulopenem or sulopenem, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities whether we choose to commercialize product candidates directly ourselves or seek to commercialize them through third-party collaboration arrangements. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition. While we engaged EVERSANA™ as a partner to carry out pre-commercialization services in the United States and commenced negotiations on a definitive agreement for commercialization services, any remaining pre-commercialization activities have been put on hold pending resolution of issues identified in the CRL received from the FDA in July 2021 and negotiations on a definitive agreement for commercialization services have been paused. There is no assurance that we will be able to reach a definitive agreement for commercialization services on favorable terms or at all in the future.

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

We have filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019 (File No. 333-232569), and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. The extent to which we are able to utilize the shelf registration statement as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, general market conditions and applicability of restrictions on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting ordinary shares held by non-affiliates, in any trailing 12-month period. As of June 30, 2021, we had issued $98.1 million of securities registered under our universal shelf registration statement.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior pre-clinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We plan to have a Type A meeting with the FDA to identify the next steps as to the potential additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

We currently have no products approved for sale and have invested substantially all of our efforts and financial resources in the development of our sulopenem program. Our near-term prospects are substantially dependent on our ability to develop, apply for and obtain marketing approval for and successfully commercialize oral sulopenem and/or sulopenem. The success of our sulopenem program will depend on several factors, including the following:

•	resolving the issues set out in the CRL received in July 2021 in connection with our NDA for oral sulopenem;
•

successful enrollment in, and completion of, clinical trials, including our ongoing Phase 1 clinical trial related to pediatric indications and any other clinical trials that may be required for regulatory approval of our product candidates, including any trials conducted in response to the CRL;

•	clinical trial results with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•

timely completion of any additional clinical trials and non-clinical studies conducted to support the filing for regulatory approvals of our sulopenem program, if required by the FDA or any comparable foreign regulatory authority, including any clinical trials and potential non-clinical studies conducted in response to the CRL;

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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We plan to have a Type A meeting with the FDA to identify the next steps as to the potential additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL in the timeframe required or at all, that we will be able to design, initiate and complete the future clinical and potential non-clinical studies intended to support a resubmission of our NDA, or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA. As we work with the FDA to resolve the issues set out in the CRL, we will be delayed in obtaining, and may ultimately be unable to obtain, FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior.  Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We plan to have a Type A meeting with the FDA to identify the next steps as to the potential additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

We may not commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the EMA, and we may never receive such approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. While we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020, for which we received a CRL from the FDA on July 23, 2021, we had not previously submitted an NDA to the FDA or similar applications to comparable foreign regulatory authorities for any of our product candidates.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We plan to have a Type A meeting with the FDA to identify the next steps as to the potential additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem but there can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

We may encounter unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for oral sulopenem, sulopenem or any of our other product candidates, including:

•

although we conducted our Phase 3 clinical trials pursuant to Special Protocol Assessment (SPA) agreements, the FDA or other comparable foreign regulatory authorities may ultimately disagree as to the design or implementation of our Phase 3 clinical trials or other clinical trials, or may request additional data to support approval, such as in the CRL from July 2021;

•	we may not reach agreement on acceptable terms with all clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;
•	clinical trials of our product candidates, including any additional clinical trial(s) conducted in response to the CRL, may produce unfavorable or inconclusive results;
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. While enrollment has completed for all three of our Phase 3 clinical trials, we may not be able to initiate, continue or complete other clinical trials (including our ongoing Phase 1 clinical trial related to pediatric indications and any additional clinical trials conducted in response to the CRL) of oral sulopenem, sulopenem or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

The inclusion and exclusion criteria for any clinical trials of oral sulopenem and sulopenem may adversely affect our enrollment rates for patients in those clinical trials. In addition, we may face competition in enrolling suitable patients as a result of other companies conducting clinical trials for antibiotic product candidates that are intended to treat similar infections, resulting in slower than anticipated enrollment in our clinical trials. Enrollment delays in our clinical trials may result in increased development costs for oral sulopenem and/or sulopenem, or slow down or halt our product development for oral sulopenem and/or sulopenem.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, such as our ongoing Phase 1 clinical trial related to pediatric indications or any additional clinical trials conducted in response to the CRL, may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, we rely on and expect to continue to rely on contract research organizations (CROs) and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their performance or the impact of pandemics, like COVID-19, to their business.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure our shareholders that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our sulopenem program in any indication.

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. On July 23, 2021, we received a CRL from the FDA in respect of the NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We plan to have a Type A meeting with the FDA to identify the next steps as to the potential additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

To date, sulopenem and sulopenem etzadroxil have generally been well tolerated in clinical trials conducted in healthy subjects and patients and there were no safety issues found in any patients treated with sulopenem in our Phase 3 clinical trials. During the development of oral sulopenem and sulopenem, patients have experienced drug-related side effects including diarrhea, temporary increases in hepatic enzymes, allergic reactions, and rash. In the Japanese program conducted by Pfizer in the early 1990s, one patient reported a serious adverse event related to sulopenem of a transient elevation in liver function tests. The patient died due to metastatic lung cancer. Other serious adverse events recorded in patients receiving sulopenem in the Japanese program, which were not considered by the investigator to be related to sulopenem, included myocardial infarction with respiratory failure and progression of underlying ovarian carcinoma, in both cases resulting in death. For each of these patients, sulopenem was not determined to be the cause of death.

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

While we believe these results support a positive safety and tolerability profile for sulopenem and there were no safety issues identified in the CRL received from the FDA in July 2021, in future trials there may be unforeseen serious adverse events or side effects that differ from those seen in our Phase 3 program, in Phase 1 normal healthy volunteers with oral sulopenem or the prior post-marketing experience with probenecid. There may also be unexpected adverse events associated with probenecid that have not been seen to date.

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

We are currently evaluating our commercialization strategy in the United States and other territories. We are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties. If oral sulopenem and/or sulopenem receive regulatory approval, we may build a commercial organization and recruit a targeted sales force with technical expertise, an internal marketing and health resource group, as well as a managed markets group focused on reimbursement activities with third-party payors and a specialty distribution team to ensure pharmacy-level stocking and, where we choose not to commercialize directly ourselves, we will seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. We are not currently party to any such arrangements but engaged a potential commercial partner, EVERSANA™ to provide pre-commercial activities and commenced negotiations on a definitive agreement for commercialization services. Following receipt of the CRL in July 2021, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities and paused negotiations on the definitive agreement for commercialization services. There is no assurance that we will be able to reach a definitive agreement for commercialization services in the future.

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

Other factors that may inhibit our efforts to commercialize our products directly include:

•

our inability to reach a definitive agreement for commercialization services with respect to the potential commercialization of oral sulopenem in the United States or to obtain consent from a portion of the holders of the Exchangeable Notes prior to entering into such agreement as may be required pursuant to the EN Indenture;

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

The Pfizer License gives us exclusive worldwide rights to develop, manufacture, and commercialize sulopenem etzadroxil and sulopenem, or any other prodrug of sulopenem previously identified by Pfizer as well as the right to use relevant information and regulatory documentation developed by Pfizer to support any regulatory filing worldwide. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop, obtain regulatory approval for and commercialize sulopenem etzadroxil and sulopenem by implementing a specified development plan and providing an update on progress on an annual basis. Under the Pfizer License, we paid Pfizer a one-time non-refundable upfront fee of $5.0 million, clinical milestone payments totaling $15.0 million, upon first patient dosing of oral sulopenem and sulopenem in a Phase 3 clinical trial, and are obligated to pay Pfizer milestone payments upon the achievement of other specified regulatory and sales milestones, as well as royalties ranging from a single-digit to mid-teens percentage based on the amount of marginal net sales of each licensed product. Pfizer also received 381,922 of our Series A preferred shares (which converted to ordinary shares in connection with our initial public offering (IPO)) as additional payment for the licensed rights.

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

Although we are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties. For those countries in which we choose not to commercialize directly ourselves, we intend to seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include service providers to the pharmaceutical industry, large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements but engaged a potential commercial partner, EVERSANA™, to provide pre-commercial activities and commenced negotiations on a definitive agreement for commercialization services. Following receipt of the CRL in July 2021, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities and paused negotiations on a definitive agreement for commercialization services. There is no assurance that we will be able to reach a definitive agreement for commercialization services in the future.

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

We contract with third parties for the manufacture of preclinical and clinical supplies of oral sulopenem and sulopenem and expect to continue to do so in connection with any future clinical trials and future commercialization of our product candidates and potential product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

While no issues with regard to third-party manufacturers or the manufacturing process were identified in the CRL received from the FDA in July 2021, there can be no assurance that issues will not be identified in the future or that our third-party manufacturers will continue to maintain adequate quality control, quality assurance and qualified personnel and/or will continue to comply with the applicable regulatory requirements for the manufacture of our product candidates.

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

In addition, any proprietary name we propose to use with oral sulopenem, sulopenem or any other product candidate in the United States must be approved by the FDA, and in Europe by the EMA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA and the EMA each typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. We had submitted our proposed proprietary name for oral sulopenem in connection with our NDA for oral sulopenem and we received conditional acceptance from the FDA. However, as provided in the CRL received in July 2021, we will be required to resubmit the proposed proprietary name when we respond to the application deficiencies and as such, there is no guarantee that the FDA will conclude that the proprietary name continues to be acceptable when resubmitted. If the FDA objects to our proposed proprietary product name, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and had our NDA application accepted for review by the FDA in January 2021, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the CMC for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA has substantial discretion in the review and approval process and may refuse to accept for filing any application or may decide that our data is insufficient for approval and require additional non-clinical, clinical or other studies. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates or require us to conduct additional non-clinical or clinical testing or abandon a program for many reasons, including:

•

the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials, such as the FDA stating in its CRL from July 2021 that additional data are necessary to support approval of oral sulopenem;

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
•

the FDA’s or the applicable foreign regulatory agency’s requirement for additional non-clinical studies or clinical trials, such as the FDA’s request for additional clinical trial work in its CRL from July 2021;

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

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Further, in May 2021, the FDA issued a report in which it outlined its priorities for inspections moving forward given the ongoing uncertainties stemming from the pandemic.  The agency indicated that inspections considered critical to the FDA’s mission will remain the primary focus.  When planning routine surveillance inspections, the agency will prioritize higher-risk establishments.  Therefore, a longer interval between inspections will occur for the less high-risk facilities as the FDA adjusts to the impact of the COVID-19 pandemic.  This means that postponed inspections will be prioritized based on risk and conducted over a longer period of time, ultimately increasing the amount of time between inspections of certain lower-risk facilities.

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

For example, we obtained scientific advice from the EMA for each of the Phase 3 clinical trials in the uUTI, cUTI and cIAI indications, as well as to gain alignment on non-clinical supportive information required for EMA submission. We are not in alignment with regard to the comparator agent selected for the cUTI clinical trial and are considering other options to accommodate a European filing for this indication. The EMA may request that we conduct one or more additional clinical trials or non-clinical studies to support potential approval for oral sulopenem and sulopenem for the cUTI indication. We cannot predict how the EMA will interpret the data and results from our Phase 3 clinical trial and other elements of our development program, or whether oral sulopenem or sulopenem will receive any regulatory approvals in the European Union.

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

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol.  The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines.  The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.  Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants or vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; manufacturing standards; federal and state healthcare fraud and abuse laws and regulations; or laws that require the true, complete and accurate reporting of financial information or data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, curtailment of our operations, contractual damages, reputational harm, and diminished potential profits and future earnings, any of which could adversely affect our business, financial condition, results of operations or growth prospects.

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

We could experience growth in the number of our employees and the scope of our operations, if we need to conduct additional clinical trials or non-clinical investigation to support the potential resubmission of our NDA or in the event we are successful in obtaining regulatory approval particularly in the areas of manufacturing, regulatory affairs, sales, marketing and health resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage any expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any growth experienced could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage such growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

In addition, we have and may continue to need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses. For example, in 2020, we experienced a significant reduction in workforce as our initial sulopenem development program concluded. However, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. In connection with any such additional clinical trial(s) and non-clinical investigation, we may need to increase our workforce to support additional clinical activities, and, if we pursue additional clinical work related to cUTI and/or other indications, we may increase our research and development headcount.

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

The COVID-19 pandemic may negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. Responsive measures to COVID-19 have resulted in restrictions on operations at clinical trial sites which could impact patient enrolment on our ongoing Phase 1 clinical trial related to pediatric indications and any additional clinical trial(s) conducted in response to the CRL. In addition, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in the planned Type A meeting to identify the next steps as to the potential additional clinical and non-clinical work to support a potential a resubmission of the NDA for approval of oral sulopenem following receipt of the CRL, meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, including any additional clinical trial(s) conducted in response to the CRL, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations. For example, current and future restrictions on in-person interactions may impact how we commercialize our product candidates, if approved, and we may need to apply non-traditional marketing methods, which may ultimately not be efficient or successful.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $2.73 on February 10, 2021 and a low price of $0.457 on October 28, 2020 in the twelve-month period ending on August 12, 2021. During this time, the price per ordinary share has ranged from an intra-day low of $0.451 per share to an intra-day high of $2.995 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

We may continue to incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our ordinary shares may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business.

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

•

the sentiment of retail investors including the perception of our clinical trial results by such retail investors, which investors may be subject to the influence of information provided by social media, third party investor websites and independent authors distributing information on the internet;

•	delays in the commercialization of oral sulopenem, sulopenem or any future product candidates;
•	manufacturing and supply issues related to our development programs and commercialization of oral sulopenem, sulopenem or any of our future product candidates;
•	quarterly variations in our results of operations or those of our competitors;
•	changes in our earnings estimates or recommendations, or withdrawal of coverage, by securities analysts;
•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;
•	announcements relating to future development or license agreements including termination of such agreements;
•	adverse developments with respect to our intellectual property rights or those of our principal collaborators;
•	commencement of litigation involving us or our competitors;
•	changes in our board of directors, management, or key scientific personnel

•	new legislation in the United States relating to the prescription, sale, distribution or pricing of drugs;
•	product liability claims, other litigation or public concern about the safety of oral sulopenem, sulopenem or future products;
•	failure to comply or regain compliance with the Nasdaq Capital Market continued listing requirements;
•	market conditions in the healthcare market in general, or in the antibiotics segment in particular, including performance of our competitors;
•	publication of research reports about us or our industry, or antibiotics in particular;
•	changes in the market valuations of similar companies;
•	sales of large blocks of our ordinary shares by our existing shareholders; and
•

general economic conditions in the United States and abroad, including resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, hurricanes, typhoons, floods and fires, public health crises, or pandemics, like COVID-19.

In addition, the stock market in general, or the market for equity securities in our industry, may experience extreme volatility unrelated to our operating performance. These broad market fluctuations may adversely affect the trading price or liquidity of our ordinary shares. Any sudden decline in the market price of our ordinary shares could trigger securities class-action lawsuits against us. If any of our shareholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the time and attention of our management would be diverted from our business and operations. For example, we and our Chief Executive Officer and Chief Financial Officer have been named as defendants in a putative class action lawsuit following our announcement in July 2021 that the FDA issued a CRL in connection with our NDA for oral sulopenem for the treatment of uUTIs, stating that the FDA was unable to approve the application in its present form. See “Risks Related to our Financial Position and Capital Requirements—We and our Chief Executive Officer and Chief Financial Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.”  We also could be subject to damages claims if we are found to be at fault in connection with a decline in our share price.

The volatility of our shares and shareholder base may hinder or prevent us from engaging in beneficial corporate initiatives.

Our shareholder base is comprised of a large number of retail (or non-institutional) investors, which creates more volatility since shares change hands frequently. In accordance with our governing documents and applicable laws, there are a number of initiatives that require the approval of shareholders at an annual or extraordinary general meeting of shareholders. To hold a valid meeting, a quorum comprised of one or more Members (as defined in our Amended and Restated Constitution) whose name is entered in our register of members as a registered holder of our ordinary shares, present in person or by proxy (whether or not such Member actually exercises his voting rights in whole, in part or at all), holding not less than a majority of our issued and outstanding ordinary shares entitled to vote at a meeting of shareholders, will constitute a quorum for the transaction of business at the meeting. A record date is established to determine which shareholders are eligible to vote at the meeting, which record date must not more than 60 days prior to the date of the meeting. Since our shares change hands frequently, there can be a significant turnover of shareholders between the record date and the meeting date which makes it harder to get shareholders to vote. While we make every effort to engage retail investors, such efforts can be expensive and the frequent turnover creates logistical issues for obtaining shareholder approval. Further retail investors tend to be less likely to vote in comparison to institutional investors. Failure to secure sufficient votes or to achieve the minimum quorum needed for a meeting to happen may impede our ability to move forward with initiatives that are intended to grow the business and create shareholder value or prevent us from engaging in such initiatives at all. If we find it necessary to delay or adjourn meetings or to seek approval again, it will be time consuming and we will incur additional costs.

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

Our ordinary shares are currently listed for quotation on the Nasdaq Capital Market. To maintain the listing of our ordinary shares on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others:

•	a minimum closing bid price of $1.00 per share, and
•	a market value of publicly held shares (excluding shares held by our officers, directors and 10% or more shareholders) of at least $1.0 million.

In addition to the above requirements, we must meet at least one of the following requirements:

•	shareholders’ equity of at least $2.5 million; or
•	a market value of listed securities of at least $35 million; or
•	net income from continuing operations of $500,000.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of June 30, 2021, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. The warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3 Offering, the June 30 Offering, the October Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Additionally, the exercise of outstanding options and vesting of restricted share units and performance share units under our equity incentive plans or inducement grants or exercise of other outstanding warrants, including warrants issued to SVB and Life Sciences Fund II LLC, for ordinary shares may also dilute the ownership percentage or voting power of our shareholders.

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

Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our Articles of Association or by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our Articles of Association or by way of a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, at an extraordinary meeting of our shareholders on January 28, 2021, our shareholders authorized the board to issue new shares, and to disapply statutory preemption rights for such issuances up to the amount of our authorized but unissued share capital until January 26, 2026. The authorization of the directors to issue shares and the disapplication of statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

During the period covered by this Report on Form 10-Q, we did not issue any equity securities other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: August 13, 2021	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: August 13, 2021	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer