Form 10-Q
period 2021-09-30
Iterum Therapeutics plc
filed 2021-11-12
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-38503

Iterum Therapeutics plc

(Exact name of registrant as specified in its charter)

Ireland	98-1283148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fitzwilliam Court 1st Floor,

Leeson Close,

Dublin 2, Ireland

(Address of principal executive offices)

Not applicable

(Zip Code)

(+353) 1 669-4820

(Registrant’s telephone number, including area code)

Block 2 Floor 3, Harcourt Centre,

Harcourt Street,

Dublin 2, Ireland

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of October 31, 2021, the registrant had 182,775,282 ordinary shares, $0.01 par value per share, outstanding.

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

•	our ability to regain and maintain compliance with listing requirements of the Nasdaq Capital Market; and
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$35,982	$14,508
Short-term investments	49,729	—
Prepaid expenses and other current assets	4,502	6,904
Current portion of restricted cash	—	60
Total current assets	90,213	21,472
Property and equipment, net	138	421
Restricted cash, less current portion	64	248
Other assets	8,007	10,651
Total assets	$98,422	$32,792
Liabilities and Shareholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$276	$816
Accrued expenses	1,690	1,829
Derivative liability	9,183	28,865
Current portion of long-term debt	3,244	6,374
Current portion of royalty-linked notes	—	114
Income taxes payable	141	102
Other current liabilities	3,295	3,598
Total current liabilities	17,829	41,698
Long-term debt, less current portion	6,134	22,462
Long-term royalty-linked notes, less current portion	18,403	13,389
Other liabilities	3,608	5,802
Total liabilities	$45,974	$83,351
Commitments and contingencies (Note 14)
Shareholders’ equity / (deficit):
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued at September 30, 2021 and December 31, 2020	—	—
Ordinary shares, $0.01 par value per share: 300,000,000 shares authorized, 182,775,282 shares issued at September 30, 2021; 150,000,000 shares authorized, 49,431,028 shares issued at December 31, 2020	1,827	494
Additional paid-in capital	424,932	235,876
Accumulated deficit	(374,311)	(286,929)
Total shareholders' equity / (deficit)	$52,448	$(50,559)
Total liabilities and shareholders’ equity / (deficit)	$98,422	$32,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$(1,845)	$(3,937)	$(7,010)	$(18,723)
General and administrative	(3,029)	(2,398)	(10,698)	(8,759)
Total operating expenses	(4,874)	(6,335)	(17,708)	(27,482)
Operating loss	(4,874)	(6,335)	(17,708)	(27,482)
Interest expense, net	(849)	(4,183)	(4,781)	(10,854)
Financing transaction costs	—	(685)	—	(2,815)
Adjustments to fair value of derivatives	9,783	(644)	(64,526)	1,023
Other income, net	33	68	167	27
Total other income / (expense), net	8,967	(5,444)	(69,140)	(12,619)
Income / (loss) before income taxes	4,093	(11,779)	(86,848)	(40,101)
Income tax expense	(352)	(420)	(534)	(719)
Net income / (loss) and comprehensive income / (loss)	3,741	(12,199)	(87,382)	(40,820)
Net income / (loss) attributable to ordinary shareholders	$3,741	$(12,199)	$(87,382)	$(40,820)
Net income / (loss) per share attributable to ordinary shareholders – basic	$0.02	$(0.60)	$(0.56)	$(2.39)
Net income / (loss) per share attributable to ordinary shareholders – diluted	$0.02	$(0.60)	$(0.56)	$(2.39)
Weighted average ordinary shares outstanding – basic	182,730,032	20,392,357	156,058,343	17,078,326
Weighted average ordinary shares outstanding – diluted	202,257,112	20,392,357	156,058,343	17,078,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(87,382)	$(40,820)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	331	122
Share-based compensation expense	2,352	2,633
Interest on short-term investments	(136)	—
Non-cash loss on short-term investments	353	—
Amortization of debt discount and deferred financing costs	3,636	7,818
Interest on exchangeable notes - non-cash	873	2,338
Financing transaction costs included in financing activities	—	2,815
Adjustments to fair value of derivatives	64,526	(1,023)
Other	2,311	907
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,516	3,593
Accounts payable	(540)	(12,879)
Accrued expenses	(137)	(10,229)
Income taxes	(397)	(89)
Other liabilities	(689)	(683)
Net cash used in operating activities	(13,383)	(45,497)
Cash flows from investing activities:
Purchases of property and equipment	(48)	(11)
Purchases of short-term investments	(60,081)	—
Proceeds from sale of ST investments	10,000	—
Net cash used by investing activities	(50,129)	(11)
Cash flows from financing activities:
Proceeds from PPP Loan	—	744
Repayments of long-term debt	(4,887)	(4,655)
Proceeds from private placement and rights offering, net of transactions costs	—	44,699
Proceeds from issuance of ordinary shares, net of transaction costs	89,643	8,560
Net cash provided by financing activities	84,756	49,348
Effect of exchange rates on cash and cash equivalents	(14)	(35)
Net increase in cash, cash equivalents and restricted cash	21,230	3,805
Cash, cash equivalents and restricted cash, at beginning of period	14,816	4,891
Cash, cash equivalents and restricted cash, at end of period	$36,046	$8,696
Supplemental Disclosure of Cash Flow Information:
Income tax paid - US	$397	$89
Interest paid	$361	$767

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

1. Basis of Presentation

Iterum Therapeutics plc (the Company) was incorporated under the laws of the Republic of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. The Company maintains its registered office at Fitzwilliam Court, First Floor, Leeson Close, Dublin 2, Ireland. The Company commenced operations in November 2015. The Company licensed global rights to its novel anti-infective compound, sulopenem, from Pfizer Inc. (Pfizer). The Company is a clinical-stage pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first oral branded penem in the United States and the first and only oral and intravenous (IV) branded penem available globally.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

On January 21, 2020, the Company completed a private placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors (the Private Placement). The Securities were sold in units (the Units) in the Private Placement and Rights Offering with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. In connection with the Private Placement, the Company agreed to undertake a rights offering of subscription rights to purchase additional Units (the Rights Offering). Under the Rights Offering, the Company and Iterum Bermuda, distributed to the Company’s eligible holders of ordinary shares and eligible warrant holders one non-transferable subscription right for each ordinary share owned (or deemed owned in the case of eligible warrant holders) as of the close of business on the record date, August 5, 2020. The subscription period for the Rights Offering expired on August 31, 2020 and right holders subscribed for 220 units. As a result, on September 8, 2020, Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.02 million aggregate principal amount of RLNs. The Units were sold at a price of $1,000 per Unit. The Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which was adjusted from the initial exchange price of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms and conditions of the indenture governing the Exchangeable Notes (the Exchangeable Notes Indenture). Beginning on January 21, 2021 to September 30, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2021 was $12.6 million. The RLNs entitle holders to payments based on a percentage of the Company’s net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs. Pursuant to the indenture governing the RLNs, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the U.S. Food and Drug Administration (the FDA). The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sales of the Securities of approximately $45.0 million, after deducting placement agent fees and offering expenses.

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

On October 27, 2020, the Company completed a registered public offering (the October Offering) in which it sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. The Company’s net proceeds from the October Offering, after deducting placement agent fees and other offering expenses payable by the Company, were $15.5 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of December 31, 2020, all pre-funded warrants had been exercised for net proceeds of $0.11 million. In connection with the October Offering, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of the Company, termination rights of the parties, and certain indemnification obligations of the Company. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and will expire on October 22, 2025.

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

On February 9, 2021, the Company entered into a securities purchase agreement (the February SPA) with several healthcare-focused institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the February Registered Direct Offering) an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price of $2.00 per share, for aggregate gross proceeds of $35.0 million and net proceeds to the Company of $32.2 million after deducting placement agent fees and other offering expenses. The Company offered the ordinary shares in the February Registered Direct Offering pursuant to its universal shelf registration statement on Form S-3. The February Registered Direct Offering closed on February 12, 2021. The Underwriting Agreement and February SPA entered into in February 2021 also contain ongoing covenants for the Company, including a prohibition on the Company entering into variable rate transactions for a period of 12 months after the closing of the relevant transaction, subject to certain exceptions. Warrants to purchase 1,225,000 ordinary shares, which was equal to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February Registered Direct Offering. The warrants issued to such designees were exercisable upon issuance at an exercise price of $2.50 per ordinary share and will expire on February 9, 2026.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, payments received under the CARB-X program and the proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $87,382 and $40,820 for the nine months ended September 30, 2021 and 2020, respectively, and a net loss of $52,006 for the year ended December 31, 2020. The Company had an accumulated deficit of $374,311 as of September 30, 2021 and expects to continue to incur net losses for the foreseeable future. Management believes that its cash and cash equivalents balance of $35,982 and short-term investments balance of $49,729 at September 30, 2021 are sufficient to fund operations for at least one year from the date the condensed consolidated financial statements are issued. In making this assessment management have considered the planned operations of the company and the ability to adjust its plans if required.

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

The Company cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can the Company predict the severity and duration of its impact. COVID-19 has not yet had a significant impact on the Company’s day to day operations but there can be no assurance that the continued spread of COVID-19 and the responsive measures taken to date will not impact patient enrolment on our ongoing Phase 1 clinical trial related to pediatric indications and any additional clinical trial(s) conducted in response to the Complete Response Letter (CRL) from the FDA to support a potential resubmission of our New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs). Additionally, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in the requested Type B meeting to discuss the design of a potential new clinical trial to support a potential resubmission of the NDA for approval of oral sulopenem following receipt of the CRL in July 2021, meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact the Company’s ability to initiate or complete future clinical trials, disrupt the Company’s regulatory and commercialization activities, and result in other adverse effects on the Company’s business and operations.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2021, and results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020 have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $116 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is a certificate of deposit for $30 which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease (see Note 7 - Leases). Also included within restricted cash on the Company’s condensed consolidated balance sheet is $17 relating to the warrants issued on June 5, 2020 pursuant to the June 3 SPA, $6 relating to the warrants issued on July 2, 2020 pursuant to the June 30 SPA and $11 relating to warrants issued in the October Offering. On the closing date of each of the June 3 Offering, June 30 Offering and October Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a "cashless exercise" pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

	Three months ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Options to purchase ordinary shares	—	1,147,490	14,271,397	1,147,490
Unvested restricted share units	—	—	1,285,328	—
Unvested performance restricted share units	—	1,042,000	26,000	1,042,000
Warrants	—	3,636,229	7,202,878	3,636,229
Exchangeable Notes	—	69,642,254	17,997,296	69,642,254
Total	—	75,467,973	40,782,899	75,467,973

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expenses	2021	2020	2021	2020
Ireland	$3,056	$4,859	$11,166	$19,931
U.S.	1,817	1,476	6,495	7,551
Bermuda	1	—	47	—
Total	$4,874	$6,335	$17,708	$27,482

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	September 30, 2021	December 31, 2020
Ireland	$7,513	$8,101
U.S.	632	2,971
Total	$8,145	$11,072

Royalty-Linked Notes

On recognition, the RLNs qualified as debt instruments under ASC 470, Debt, and were initially recorded at fair value, applying a DCF model, and then subsequently measured at amortized cost. In January 2021, the RLNs were exchange listed, and therefore, derivative accounting has been applied in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts which require bifurcation and measurement at fair value for accounting purposes on the balance sheet date. Any liabilities recorded at fair value are revalued at each reporting period with the resulting change in fair value reflected in other income, net.

Income Taxes

The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three and nine months ended September 30, 2021 and 2020, or to the Company’s net deferred tax assets as of September 30, 2021.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The new standard became effective for the Company on January 1, 2021 and adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments, which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if a different classification would result in a commencement date selling loss (Day 1 loss). For entities that have adopted ASU 2016-02, Leases, as of July 19, 2021, ASU 2021-05 is effective for annual and interim periods in fiscal years beginning after December 15, 2021 for public business entities and annual periods in fiscal years beginning after December 15, 2021 and interim periods in fiscal years beginning after December 15, 2022 for all other entities. Early adoption is permitted. For entities that had not yet adopted ASU 2016-02 as of July 19, 2021, ASU 2021-05 is effective on adoption of ASU 2016-02. The Company is assessing what impact ASU 2021-05 will have on the condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

September 30, 2021
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$49,729	49,729	—	—
Other asset – advance payment to supplier	3,185	—	—	3,185
Total	$52,914	$49,729	$—	$3,185

December 31, 2020
Assets	Total	Level 1	Level 2	Level 3
Other asset – advance payment to supplier	$3,357	$—	$—	$3,357

See Note 4 for details on the short-term investments. The other asset above relates to advance payments made to a supplier that were recorded at fair value using DCF analysis as of September 30, 2021 and December 31, 2020. The fair value measurements of these advance payments were determined based on significant unobservable inputs, including a discount rate of 21% as of September 30, 2021 and December 31, 2020, and the expected time to recovery of the payment. Changes to the inputs described above are not expected to have a material impact on the Company’s financial position and results of operations in any given period.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following table presents information about the Company’s debt, Exchangeable Notes, Derivative liability and RLNs. The Company’s long-term debt was carried at amortized cost on the condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

September 30, 2021	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$3,244	$3,244	—	3,244	—
Exchangeable Notes
Long-term exchangeable note	6,134	8,685	—	8,685	—
Derivative liability - exchange option and change of control	9,183	9,183	—	—	9,183
Revenue Futures
Long-term royalty linked notes, less current portion	18,403	18,403	—	—	18,403
Total	$36,964	$39,515	—	11,929	27,586

December 31, 2020	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$6,374	$6,374	—	6,374	—
Long-term debt, less current portion	1,626	1,512	—	1,512	—
Exchangeable Notes
Long-term exchangeable note	20,836	31,493	—	31,493	—
Derivative liability - exchange option and change of control	28,865	28,865	—	—	28,865
Revenue Futures
Current portion of royalty-linked notes	114	114	—	—	114
Long-term royalty-linked notes, less current portion	13,389	16,379	—	—	16,379
Total	$71,204	$84,737	—	39,379	45,358

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

The Level 3 liabilities held as of September 30, 2021 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 9 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 10 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium are presented as a Derivative liability. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which was adjusted from an initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes. Beginning on January 21, 2021 to September 30, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2021 was $12.6 million. The Derivative liability, representing the exchange option and change of control premium, was recorded at a fair value of $27,038 upon issuance of the Exchangeable Notes under the Private Placement and is subsequently remeasured to fair value at the end of each reporting period. The fair value of the exchange option at September 30, 2021 amounted to $7,174.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Note Indenture, the Company will be required to pay each holder of an Exchangeable Note the greater of three times the outstanding

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The Derivative liability, representing the change of control feature, was recorded at a fair value of $2,009 at September 30, 2021.

The fair value of each component of the Derivative liability was determined using the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of September 30, 2021 include the terms of the Exchangeable Notes Indenture, the Company’s share price and market capitalization, the expected annual volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture, and the risk-free interest rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's Derivative liability for the nine months ended September 30, 2021:

Balance at December 31, 2020	$28,865
Conversion of Exchangeable Notes	(80,512)
Adjustment to fair value	60,830
Balance at September 30, 2021	$9,183

The following summary table shows the assumptions used in the binomial option pricing model to estimate the fair value of the Derivative liabilities:

	September 30, 2021	December 31, 2020
Share price	$0.558	$0.989
Market capitalization	$101,887,609	$48,887,287
Volatility	140%	120%
Risk-free interest rate	0.60%	0.26%
Dividend rate	0%	0%

The additional significant assumption used in the DCF model, to estimate the fair value of the change of control feature at September 30, 2021, was management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture.

 The RLN liability is carried at fair value on the condensed consolidated balance sheet as of September 30, 2021 (amortized cost as of December 31, 2020) (see Note 10 – Royalty-Linked Notes). The total fair value of $18,403 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the RLN Indenture, the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 21%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term Investments

The Company classifies its short-term investments as available for sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at period-end consist of corporate entity commercial paper with maturities of more than three months at the date of purchase. Short-term investments as of September 30, 2021 have an average maturity of 0.75 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. The fair value of short-term investments is represented by Level 1 fair value measurements – quoted prices in active markets for identical assets.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following table represents the Company’s available for sale short-term investments by major security type as of September 30, 2021:

					Maturity by period
	Cost	Unrealized	Unrealized	Fair Value	Less than 1	1 to 5
Available for sale	Total	gains	(losses)	Total	year	years
Commercial paper	$33,097	16	(364)	32,749	31,712	1,037
U.S. Treasury Bills	16,985	5	(10)	16,980	—	16,980
Total	$50,082	$21	$(374)	$49,729	$31,712	$18,017

The Company did not hold any short-term investments as of December 31, 2020.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2021	December 31, 2020
Refundable FDA filing fee (1)	$—	$2,876
Short-term deposits	2,293	2,360
Prepaid insurance	954	415
Research and development tax credit receivable	877	801
Interest receivable	136	—
Other prepaid assets	132	231
Prepaid research and development expenses	51	157
Value added tax receivable	14	64
Deferred financing expenses	45	—
Total	$4,502	$6,904
(1) FDA filing fee refund of $2,876 was received in January 2021

6. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	September 30, 2021	December 31, 2020
Leasehold improvements	$637	$592
Furniture and fixtures	86	120
Laboratory equipment	120	86
Computer equipment	140	137
	983	935
Less: accumulated depreciation	(845)	(514)
	$138	$421

Depreciation expense was $331 for the nine months ended September 30, 2021 and $161 for the year ended December 31, 2020.

7. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have terms which range from two months to 16.5 years, and generally include an option to terminate or renew. The termination option can reduce the lease term for a period of 10 years, however the remaining lease term does not represent the early termination date as management have concluded that it is reasonably certain that the Company will not exercise this option. The renewal term can extend the lease term for an additional period of three years. This renewal option is represented in the remaining lease term as management have concluded that it is reasonably certain that the Company will exercise this renewal option. In September 2020, the Company entered into a sublease agreement for commercial property. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $259 and $827 of operating lease costs for right-of-use assets during the three and nine months ended September 30, 2021, respectively and $231 and $736 of operating lease costs for right-of-use assets during the three and nine months ended September 30, 2020, respectively. The Company recognized $77 and $241 of sublease income during the three and nine months ended September 30, 2021, respectively and $26 and $26 of sublease income during the three and nine months ended September 30, 2020, respectively.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for operating lease liabilities	$156	$97	$689	$683
Right-of-use assets obtained in exchange for new operating lease obligation	—	—	—	—

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term	13.5 years	13.2 years
Weighted-average discount rate	7.0%	7.5%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	September 30, 2021	December 31, 2020
Other assets	$3,894	$5,261

Other current liabilities	$625	$573
Other liabilities	3,608	5,172
Total lease liabilities	$4,233	$5,745

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2021 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended September 30,
2022	$885
2023	602
2024	438
2025	400
2026	318
Thereafter	3,656
$6,299
Less imputed interest	(2,066)
Total lease liabilities	$4,233

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Accrued payroll and bonus expenses	$769	$966
Accrued other expenses	416	614
Accrued clinical trial costs	33	144
Accrued manufacturing expenses	472	105
Total	$1,690	$1,829

9. Debt

Secured Credit Facility

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Borrowers), entered into a loan and security agreement (Loan and Security Agreement) with SVB pursuant to which SVB agreed to lend the Borrowers up to $30,000 in two term loans. $15,000 of the secured credit facility was funded on closing. A second draw of up to $15,000 was available to the Company through October 31, 2019, upon satisfaction of either of the following: (i) the achievement by the Company of both non-inferiority and superiority primary endpoints from its Phase 3 uUTI trial, as well as reporting satisfactory safety data from the trial, or (ii) the achievement of non-inferiority primary endpoints from both its Phase 3 uUTI and complicated urinary tract infection (cUTI) trials, as well as reporting satisfactory safety data from the trials. A non-utilization fee of 1.50% of the aggregate undrawn principal amount was to apply if the Company satisfied the above conditions but chose not to draw down the second term loan. The Company did not satisfy the conditions for the second draw above before the deadline of October 31, 2019.

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $4,655 were made during the nine months ended September 30, 2021. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $630, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 12.51% as of September 30, 2021. The Company recognized $116 and $490 of interest expense related to the loan agreement during the three and nine months ended September 30, 2021, respectively, including $28 and $130 related to the accretion of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2021, respectively, and $315 and $1,091 of interest expense related to the loan agreement during the three and nine months ended September 30, 2020, respectively, including $95 and $324 related to the accretion of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2020, respectively.

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

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from an initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to September 30, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2021 was $12.6 million.

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

The Company evaluates its debt and equity issuances to determine if those contracts, or embedded components of those contracts, qualify as derivatives under ASC 815-15, Derivatives and Hedging, requiring separate recognition in the Company’s financial statements. The Company evaluated the accounting for the issuance of the Exchangeable Notes and concluded that the embedded exchange option and change of control feature are considered a Derivative liability under ASC 815-15 requiring bifurcation, from the Exchangeable Notes, as it does not qualify for the scope exceptions for contracts in an entity’s own equity given the terms of the Exchangeable Notes. The exchange option and change of control feature are accounted for as a Derivative liability, under ASC 815-15, and are required to be separated and recorded as a single liability, which is revalued each reporting period with the resulting change in fair value reflected in other income, net, in the condensed consolidated statements of operations and comprehensive loss.

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

The Company recognized $205 and $873 of interest expense related to the Exchangeable Notes during the three and nine months ended September 30, 2021, respectively, and $860 and $2,339 of interest expense related to the Exchangeable Notes during the three and nine months ended September 30, 2020. The Company recognized $591 and $2,302 related to the amortization of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2021, respectively, and $2,062 and $5,665 related to the amortization of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2020, respectively. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and September 30, 2020. The balance of the Exchangeable Notes as of September 30, 2021 is as follows:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

	September 30, 2021
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$4,043
September 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	10
Conversion of $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(39,201)	(2,697)
2025 Exchangeable Notes, net	12,607	1,356
Unamortized discount and debt issuance costs	(7,829)	—
2025 Exchangeable Notes, net	$4,778	$1,356

Payment Protection Program

On April 3, 2020, the SBA launched the Program following the signing of the CARES Act on March 27, 2020. On April 30, 2020, the Borrower entered into the PPP loan with the Lender under the Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company until the SBA remits the forgiveness amount to the Borrower or until after the Deferral Period. Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020. Monthly amortization payments on the remaining loan balance of $404 began in December 2020 and total principal repayments of $231 were made during the nine months ended September 30, 2021. The Company recognized $1 and $1 of interest expense related to the loan agreement during the three and nine months ended September 30, 2021.

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 10 – Royalty-Linked Notes), as of September 30, 2021, for the following five fiscal years and thereafter were as follows:

Year Ending September 30, (unaudited)
2022	$3,250
2023	—
2024	—
2025	12,607
2026	—
Thereafter	104
Total	$15,961

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

Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the Company recognized the remaining unaccreted interest balance of $1,204 related to debt discounts and deferred financing costs under ASC 470, Debt, in the condensed consolidated statements of operations and comprehensive loss. The fair value of the RLNs as of September 30, 2021 is as follows:

September 30, 2021
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	3,696
Total liability related to the sale of future royalties at September 30, 2021	18,403
Current Portion	—
Long-term Portion	$18,403

11. Shareholders’ Equity / (Deficit)

The following tables present a reconciliation of the Company’s beginning and ending balances in shareholders’ equity / (deficit) for the nine months ended September 30, 2021 and 2020:

Total Shareholders' Equity / (Deficit)
Shareholders' deficit at January 1, 2021	$(50,559)
Share-based compensation expense	2,352
Issuance of ordinary shares, net	68,161
Issuance of warrants for ordinary shares	6,199
Exercise of warrants for ordinary shares	15,289
Issuance of ordinary shares on conversion of exchangeable notes	98,388
Net loss	(87,382)
Shareholders' equity at September 30, 2021	$52,448

Total Shareholders' Deficit
Shareholders' deficit at January 1, 2020	$(26,238)
Share-based compensation expense	2,633
Issuance of ordinary shares, net	5,326
Issuance of warrants for ordinary shares	3,196
Net loss	(40,820)
Shareholders' deficit at September 30, 2020	$(55,903)

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

Beginning on January 21, 2021 to September 30, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2021 was $12.6 million.

At the Company’s annual general meeting of shareholders on June 10, 2020, the Company’s shareholders approved an increase of 100,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly.

At the Company’s extraordinary general meeting of shareholders on January 28, 2021, the Company’s shareholders approved an increase of an additional 150,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 300,000,000 ordinary shares of $0.01 par value each as of September 30, 2021. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares currently have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

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

In connection with the June 30 Offering completed on July 2, 2020, pursuant to the June 30 SPA, in a concurrent private placement, the Company has also issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share and will expire on June 30, 2025. As of September 30, 2021, warrants issued in connection with the June 30 Offering had been exercised for 1,264,757 ordinary shares, for net proceeds of $1.8 million.

In connection with the October Offering, the Company issued and sold warrants to purchase up to 20,192,307 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025. As of September 30, 2021, warrants issued in connection with the October Offering had been exercised for 20,890,516 ordinary shares, for net proceeds of $13.9 million.

In connection with the February Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 2,434,783 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of September 30, 2021, warrants issued in connection with the February Underwritten Offering had been exercised for 380,000 ordinary shares, for net proceeds of $0.5 million.

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

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of September 30, 2021. The Company’s Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares in issue as of September 30, 2021 or December 31, 2020.

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

On February 14, 2020, pursuant to powers delegated to it by the Board of Directors of the Company, the Compensation Committee approved, by written resolution, an increase of 594,758 ordinary shares to the number of ordinary shares available to be granted pursuant to the 2018 Plan, being just under 4% of the total number of the Company’s ordinary shares outstanding on December 31, 2019, in accordance with the terms of the 2018 Plan.

On June 10, 2020, at the Company’s annual general meeting of shareholders, the shareholders approved and adopted an amended and restated 2018 Plan which, among other things includes an increase of 2,250,000 ordinary shares to the number of ordinary shares reserved for issuance under the 2018 Plan.

On June 23, 2021, at the Company’s annual general meeting of shareholders, the shareholders approved an amendment to the amended and restated 2018 Plan to increase by 15,000,000 ordinary shares the number of ordinary shares reserved for issuance under the amended and restated 2018 Plan.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Share Options

The Company granted 13,621,412 and 64,840 share options to employees and directors during the nine months ended September 30, 2021 and 2020, respectively, under the 2018 Plan. There were 13,732,567 and 420,783 unvested employee options outstanding as of September 30, 2021 and September 30, 2020, respectively. Total expense recognized related to employee share options was $1,663 and $2,104 for the three and nine months ended September 30, 2021, respectively, and $259 and $922 for the three and nine months ended September 30, 2020, respectively. Total unamortized compensation expense related to employee share options was $22,385 and $1,722 as of September 30, 2021 and September 30, 2020, respectively, which is expected to be recognized over a remaining average vesting period of 3.68 years and 1.81 years as of September 30, 2021 and September 30, 2020, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Nine months ended
	September 30, 2021	September 30, 2020
Volatility	120 - 130%	90.3% - 99.5%
Expected term in years	5.5 - 6.25	5.5 - 6.25
Dividend rate	0%	0%
Risk-free interest rate	0.90% - 1.32%	0.18% - 0.78%
Share price	$0.56 - $2.01	$1.68 - $2.03
Fair value of option on grant date	$0.50 - $1.75	$1.27 - $1.52

The following table summarizes the number of options outstanding and the weighted-average exercise price as of September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2020	953,377	$7.36	5.41	$—
Granted	13,621,412	1.98
Exercised	—
Forfeited	—
Expired	(303,392)	$8.54
Options outstanding September 30, 2021	14,271,397	$2.20	9.59	$—
Exercisable at September 30, 2021 (unaudited)	538,830	$6.65	6.46	$—

Restricted Share Units (RSUs)

The Company granted 1,345,328 RSUs to employees and directors during the nine months ended September 30, 2021. No RSUs were granted to employees and directors during the nine months ended September 30, 2020.

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2020	—
Granted	1,345,328	$1.60
Shares vested	(60,000)	$1.60
Forfeited	—
RSUs outstanding September 30, 2021	1,285,328	$1.60

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for employees. Total expense recognized related to the RSUs was $304 and $668 for the three and nine months ended September 30, 2021, respectively, and $1 and $63 for the three and nine months ended September 30, 2020, respectively. Total unamortized compensation expense related to RSUs was $1,467 as of September 30, 2021, which is expected to be recognized over a remaining average vesting period of 1.35 years as of September 30, 2021.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

No RSUs, which are subject to certain performance-based vesting conditions (Performance RSUs), were awarded to employees or directors during the nine months ended September 30, 2021. The Company awarded 1,079,000 Performance RSUs to certain employees during the nine months ended September 30, 2020.

The table below shows the number of Performance RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the Performance RSUs outstanding as of September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Performance RSUs outstanding December 31, 2020	983,000	$2.20
Granted	—
Shares vested	(629,500)	$2.01
Expired	(327,500)	$2.00
Performance RSUs outstanding September 30, 2021	26,000

The weighted average grant date fair value of Performance RSUs with a market condition was determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed evenly over the vesting period. Due to the expiration of Performance RSUs during the three months ended September 30, 2021, a credit of $455 and $420 was recognized for the three and nine months ended September 30, 2021, respectively. Total expense recognized related to Performance RSUs was $590 and $1,648 for the three and nine months ended September 30, 2020, respectively. All RSUs were fully expensed as of September 30, 2021. Total unamortized compensation expense related to Performance RSUs was $381 as of September 30, 2020, which is expected to be recognized over a remaining average vesting period of 0.42 years as of September 30, 2020.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Research and development expense	$570	$292	$748	$872
General and administrative expense	942	558	1,604	1,761

There was a total of $23,852 and $2,103 unamortized share-based compensation expense for options, RSUs and Performance RSUs as of September 30, 2021 and September 30, 2020, respectively, which is expected to be recognized over a remaining average vesting period of 3.58 years and 0.65 years as of September 30, 2021 and September 30, 2020, respectively.

13. Income Taxes

In accordance with the FASB ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax expense of $534 and $719, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of September 30, 2021 and December 31, 2020, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $32,984 and $30,261, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

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

Legal Proceedings

On August 5, 2021, a class putative action lawsuit was filed against the Company, its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Northern District of Illinois. The complaint purports to be brought on behalf of shareholders who purchased the Company's securities between November 30, 2020 and July 23, 2021. The complaint generally alleges that the defendants violated Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning the Company's submission of its NDA to the FDA for marketing approval of oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint seeks, among other things, unspecified damages, attorneys' fees, expert fees and other costs. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on November 3, 2021. The Company denies any and all allegations of wrongdoing and believes the defendants have valid defenses against these claims and, therefore, intends to vigorously defend against this lawsuit.

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

15. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.02 million aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of September 30, 2021, $12.6 million aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to identify and discuss the steps required for potential resubmission of the NDA for approval of oral sulopenem. We have requested a Type B meeting with the FDA to discuss the design of a potential new clinical trial to support such potential resubmission. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL in the timeframe required, or at all, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA, or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

On May 30, 2018 we completed an initial public offering (IPO) of our ordinary shares and issued and sold 6,150,000 ordinary shares at a public offering price of $13.00 per share, resulting in net proceeds of $71.8 million after deducting underwriting discounts and commissions and offering costs payable by us. On June 26, 2018, we issued and sold an additional 200,000 ordinary shares at the IPO price of $13.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional ordinary shares, resulting in additional net proceeds of $2.4 million after deducting underwriting discounts and commissions and offering costs payable by us. Aggregate net proceeds from the IPO totalled $74.2 million after deducting underwriting discounts and commissions and offering costs payable by us.

On July 5, 2019, we filed a universal shelf registration statement on Form S-3 (File No. 333-232569) with the Securities and Exchange Commission (SEC), which was declared effective on July 16, 2019, and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. As of October 31, 2021, we had issued $98.1 million of securities registered under our universal shelf registration statement.

On January 21, 2020, we completed a private placement pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.6 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities) to a group of accredited investors (the Private Placement). On September 8, 2020, we completed a rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Bermuda, issued and sold $0.2 million aggregate principal amount of 6.500% Exchangeable Notes and $0.02 million aggregate principal amount of RLNs to existing shareholders. The Securities were sold in units (the Units) with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. As of January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from the initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the indenture governing the Exchangeable Notes (the Exchangeable Notes Indenture). Beginning on January 21, 2021 to September 30, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2021 was $12.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products, subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units in both the Private Placement and Rights Offering of $44.7 million, after deducting placement agent fees and offering expenses.

In April 2020, we began deferring payment on our share of U.S. payroll taxes owed, as allowed by the Coronavirus Aid Relief and Economic Security Act (CARES Act) through December 31, 2020. We are able to defer half of our share of U.S. payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

On April 3, 2020, the U.S. Small Business Administration (SBA) launched a Paycheck Protection Program (the Program), which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (the Borrower), entered into a note (PPP loan) with Silicon Valley Bank (SVB) (the Lender) under the Program, pursuant to the Borrower receiving a PPP loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due by us until the earlier of the date the SBA remits the forgiveness amount to the Borrower or 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020, and amortization of the remaining loan of $404 began in December 2020 with equal monthly repayments of $26 through March 2022.

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

On October 27, 2020, we completed a registered public offering (the October Offering) in which we sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Our net proceeds from the October Offering, after deducting placement agent fees and other offering expenses payable by us, were $15.5 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of December 31, 2020, all pre-funded warrants had been exercised for net proceeds of $0.11 million. In connection with the October Offering, we entered into a Securities Purchase Agreement (the Purchase Agreement) on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of September 30, 2021, we had an accumulated deficit of $374.3 million. We expect to continue to incur significant expenses for the foreseeable future as we identify the next steps as to the potential additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the further clinical development of IV sulopenem and clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of September 30, 2021, we had cash, cash equivalents and restricted cash of $36.0 million and short-term investments of $49.7 million. We believe that our cash, cash equivalents and short-term investments balance as of September 30, 2021 should be sufficient to fund our operating expenses and capital expenditure requirements into 2024, based on our current operating plan, and subject to final determination of the design and planned conduct of potential additional clinical and non-clinical development for oral sulopenem. However, this estimate is based on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. COVID-19 has not yet had a significant impact on the Company’s day to day operations but there can be no assurance that the continued spread of COVID-19 and the responsive measures taken to date will not impact patient enrolment on our ongoing Phase 1 clinical trial related to pediatric indications and any additional clinical trial(s) conducted in response to the CRL to support a potential resubmission of our NDA. Additionally, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in the requested Type B meeting to discuss the design of a potential new clinical trial to support a potential resubmission of the NDA for approval of oral sulopenem following receipt of the CRL in July 2021, meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for the approval of oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to identify and discuss the steps required for potential resubmission of the NDA for approval of oral sulopenem. We have requested a Type B meeting with the FDA to discuss the design of a potential new clinical trial to support such potential resubmission. Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed or may require us to expend more resources than we have available. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL in the timeframe required, or at all, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a potential resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains / (losses) incurred in the normal course of business based on movement in the applicable exchange rates.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our operating loss and income / (loss) before income tax for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	September 30,
	2021	2020	Change
Operating expenses:
Research and development	$(1,845)	$(3,937)	$2,092
General and administrative	(3,029)	(2,398)	(631)
Total operating expenses	(4,874)	(6,335)	1,461
Operating loss	(4,874)	(6,335)	1,461
Total other income / (expense), net	8,967	(5,444)	14,411
Income / (loss) before income taxes	$4,093	$(11,779)	$15,872

Research and Development Expenses (in thousands)

	Three Months Ended
	September 30,
	2021	2020	Change
CRO and other preclinical and clinical trial expenses	$408	$1,885	$(1,477)
Consulting fees	328	944	(616)
Chemistry, manufacturing and control (CMC) related expenses	365	650	(285)
Personnel related (including share-based compensation)	744	458	286
Total research and development expenses	$1,845	$3,937	$(2,092)

The decrease in CRO and other preclinical and clinical trial expenses of $1.5 million was primarily due to a decrease in costs incurred related to our three Phase 3 clinical trials, which were completed in 2020. The decrease in consulting fees of $0.6 million was primarily due to a decrease in research and development activities in the 2021 period. Consulting fees in the three months ended September 30, 2020 primarily related to consultants used for the preparation of our NDA filing in the fourth quarter of 2020. CMC related expenses decreased by $0.3 million primarily as a result of process validation of our active pharmaceutical ingredient (API) by our former secondary supplier in the 2020 period. Personnel related costs increased by $0.3 million primarily as a result of an increase in share-based compensation for employees in our CMC, clinical and regulatory functions. Personnel related costs for the three months ended September 30, 2021 and 2020 included share-based compensation expense of $0.6 million and $0.3 million, respectively.

General and Administrative Expenses (in thousands)

	Three Months Ended
	September 30,
	2021	2020	Change
Personnel related (including share-based compensation)	$1,576	$1,223	$353
Facility related and other	851	710	141
Professional and consulting fees	602	465	137
Total general and administrative expenses	$3,029	$2,398	$631

Personnel related costs increased by $0.4 million primarily as a result of an increase in share-based compensation for employees in our general and administration functions. Personnel related costs for the three months ended September 30, 2021 and 2020 included share-based compensation expense of $0.8 million and $0.6 million, respectively. Facility related and other costs increased by $0.1 million primarily as a result of an increase in share-based compensation for directors. Facility related costs for the three months ended September 30, 2021 and 2020 included share-based compensation expense of $0.1 million and $0.0 million, respectively, for directors. Professional and consulting fees increased by $0.1 million primarily as a result of an increase in consultants used to support our general and administration functions.

The following table summarizes our total other income / (expense), net for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	September 30,
	2021	2020	Change
Interest expense, net	$(849)	$(4,183)	$3,334
Financing transaction costs	—	(685)	685
Adjustments to fair value of derivatives	9,783	(644)	10,427
Other income, net	33	68	(35)
Total other income / (expense), net	$8,967	$(5,444)	$14,411

Interest Expense, Net

Interest expense, net decreased by $3.3 million for the three months ended September 30, 2021 as compared to the prior year period primarily as a result of a decrease in accrued interest on our Exchangeable Notes and a decrease in interest expense related to our SVB credit agreement due to a decrease in the balances outstanding.

Financing Transaction Costs

Financing transaction costs allocated to the Derivative liability and related to the Rights Offering were $0.7 million for the three months ended September 30, 2020. No such expenses were incurred during the three months ended September 30, 2021.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $9.8 million for the three months ended September 30, 2021. This non-cash adjustment related to a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period, partially offset by an increase in the fair value of the RLNs. Adjustments to the fair value of derivatives were $0.6 million for the three months ended September 30, 2020.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our operating loss and loss before income tax for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change
Operating expenses:
Research and development	$(7,010)	$(18,723)	$11,713
General and administrative	(10,698)	(8,759)	(1,939)
Total operating expenses	(17,708)	(27,482)	9,774
Operating loss	(17,708)	(27,482)	9,774
Total other expense, net	(69,140)	(12,619)	(56,521)
Loss before income taxes	$(86,848)	$(40,101)	$(46,747)

Research and Development Expenses (in thousands)

	Nine Months Ended
	September 30,
	2021	2020	Change
CRO and other preclinical and clinical trial expenses	$1,789	$9,387	$(7,598)
Consulting fees	2,573	2,555	18
Chemistry, manufacturing and control (CMC) related expenses	1,025	2,386	(1,361)
Personnel related (including share-based compensation)	1,623	4,395	(2,772)
Total research and development expenses	$7,010	$18,723	$(11,713)

The decrease in CRO and other preclinical and clinical trial expenses of $7.6 million was primarily due to a decrease in costs incurred related to our Phase 3 clinical trials, which were completed in 2020. Consulting fees remained flat period over period at approximately $2.6 million. The decrease in CMC related expenses of $1.4 million primarily relates to the completion of analytical and process validation work related to the API in 2020 at our former secondary supplier. Personnel related costs decreased by $2.8 million primarily as a result of a reduction in headcount, and a reduction in share-based compensation expense for employees in our CMC, clinical and regulatory functions. Personnel related costs for the nine months ended September 30, 2021 and 2020 included share-based compensation expense of $0.7 million and $0.9 million, respectively.

General and Administrative Expenses (in thousands)

	Nine Months Ended
	September 30,
	2021	2020	Change
Personnel related (including share-based compensation)	$3,161	$4,375	$(1,214)
Facility related and other	2,531	2,377	154
Professional and consulting fees	5,006	2,007	2,999
Total selling, general and administrative expenses	$10,698	$8,759	$1,939

Personnel related costs decreased by $1.2 million primarily as a result of a decrease in headcount, and a reduction in share-based compensation for employees in our general and administration functions. Personnel related costs for the nine months ended September 30, 2021 and 2020 included share-based compensation expense of $1.4 million and $1.8 million, respectively. Facility related and other costs increased by $0.2 million primarily as a result of an increase in compensation for directors. Facility related costs for the nine months ended September 30, 2021 and 2020 included share-based compensation expense of $0.2 million and $0.2 million, respectively, for directors. Professional and consulting fees increased by $3.0 million as a result of an increase in consultants used to support our general and administration functions and pre-commercialization activities that occurred prior to receipt of the CRL.

The following table summarizes our total other expense, net for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change
Interest expense, net	$(4,781)	$(10,854)	$6,073
Financing transaction costs	—	(2,815)	2,815
Adjustments to fair value of derivatives	(64,526)	1,023	(65,549)
Other income, net	167	27	140
Total other expense, net	$(69,140)	$(12,619)	$(56,521)

Interest Expense, net

Interest expense, net decreased by $6.1 million primarily as a result of a decrease in accrued interest on our Exchangeable Notes and a decrease in interest expense related to our SVB credit agreement due to a decrease in the balances outstanding.

Financing Transaction Costs

Financing transaction costs, which include costs expensed on recognition of the Derivative liability, were $2.8 million for the nine months ended September 30, 2020. No such expenses were incurred during the nine months ended September 30, 2021.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability for the nine months ended September 30, 2021 were $64.5 million. This non-cash adjustment related to an increase in the value of derivative components associated with the Exchangeable Notes which were exchanged in the first half of 2021 and an increase in the fair value of our RLNs, partially offset by a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period. Adjustments to the fair value of derivatives were $1.0 million for the nine months ended September 30, 2020.

Other Income, net

Other income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the Private Placement and the Rights Offering pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.8 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through September 30, 2021, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the June 3, 2020 Offering and the June 30, 2020 Offering and $1.8 million from the exercise of warrants issued in the June 30 Offering, net proceeds of $15.5 million from the October 2020 Offering and $13.9 million from the exercise of warrants issued in the October Offering, net proceeds of $42.1 million from the February Underwritten Offering and $0.5 million from the exercise of warrants issued in the February Underwritten Offering and net proceeds of $32.2 million from the February Registered Direct Offering.

As of September 30, 2021, we had cash, cash equivalents and restricted cash of $36.0 million and short-term investments of $49.7 million.

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

Required monthly amortization payments for the initial $15.0 million draw commenced on November 1, 2019 and total principal repayments of $4.7 million were made during the nine months ended September 30, 2021. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $0.6 million which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of 6.500% Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $0.2 million aggregate principal amount of 6.500% Exchangeable Notes and $0.02 million aggregate principal amount of RLNs, to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to September 30, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2021 was $12.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the RLN Indenture. Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $44.7 million, after deducting placement agent fees and offering expenses.

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

October 2020 Offering

On October 27, 2020, we completed the October Offering in which we sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Our net proceeds from the October Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $15.5 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. All pre-funded warrants have been exercised for net proceeds of $0.11 million. In connection with the October Offering, we entered into a Purchase Agreement on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025.

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

On April 3, 2020 the SBA launched the Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, the Borrower, entered into the PPP loan with the Lender under the Program, pursuant to the Borrower receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due until the earlier of the SBA remitting the forgiveness amount to the Borrower or the Deferral Period. Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $0.3 million of the loan in November, and the remaining loan of $0.4 million began amortization in December with equal monthly repayments through March 2022.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	(13,383)	(45,497)
Net cash used in investing activities	(50,129)	(11)
Net cash provided by financing activities	84,756	49,348
Effect of exchange rates on cash and cash equivalents	(14)	(35)
Net increase in cash, cash equivalents and restricted cash	$21,230	$3,805

Operating Activities

During the nine months ended September 30, 2021, operating activities used $13.4 million of cash, resulting from our net loss of $87.4 million and net cash used by changes in our operating assets and liabilities of $0.2 million, partially offset by net non-cash charges of $74.2 million.

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

Investing Activities

During the nine months ended September 30, 2021, net cash used by investing activities of $50.1 million was related to the purchase of short-term investments of $60.1 million, partially offset by proceeds from the sale of short-term investments of $10.0 million. During the nine months ended September 30, 2020, net cash used by investing activities of $0.0 million was related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $84.8 million and consisted of net cash proceeds of $42.1 million from the February Underwritten Offering, net cash proceeds of $32.2 million from the February Registered Direct Offering and $15.3 million from the exercise of warrants, partially offset by principal repayments of $4.8 million made to SVB under the Loan and Security Agreement and the PPP loan. During the nine months ended September 30, 2020, net cash provided by financing activities was $49.3 million and consisted of net cash proceeds of $44.7 million from the Private Placement and the Rights Offering, net cash proceeds of $8.6 million from the June 3 and June 30 Offerings and $0.7 million from the drawdown of the PPP loan, partially offset by principal repayments of $4.7 million made to SVB under the Loan and Security Agreement.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we conduct our ongoing and planned clinical trials of oral sulopenem and sulopenem and any additional clinical trials that may be conducted in response to the CRL, seek marketing approval for oral sulopenem if clinical trials are successful and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•

conduct additional clinical trials for oral sulopenem and/or sulopenem, which include our ongoing Phase 1 clinical trial related to pediatric indications, and any additional clinical trials that may be conducted in response to the CRL;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2021, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease commitments (1)	$2,748	$856	$805	$637	$450
Principal debt repayments (2)	15,961	3,250	—	12,607	104
Total	$18,709	$4,106	$805	$13,244	$554

(1)	See Note 7 to the condensed consolidated financial statements for further details regarding leases.
(2)	See Note 9 to the condensed consolidated financial statements for further details regarding debt. Principal payments relate to our SVB loan, our PPP loan, our Exchangeable Notes and our RLNs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $85.7 million, consisting of cash, commercial paper and U.S. treasury bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Due to the short-term nature of our portfolio we do not believe an immediate interest rate increase of 100 basis points would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Based on the $3.2 million outstanding under the credit facility as of September 30, 2021, a 100 basis point change in interest rates would not have a material impact on our net interest expense in fiscal year 2021. The interest rate on our secured credit facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate. The Wall Street Journal prime rate decreased from 5.50% to 5.25% on August 1, 2019, to 5.00% on September 19, 2019, to 4.75% on October 31, 2019, to 4.25% on March 4, 2020 and to 3.25% on March 16, 2020. We do not currently engage in any hedging activities against changes in interest rates.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2021 and December 31, 2020, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the nine months ended September 30, 2021 and 2020 or for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 5, 2021, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Northern District of Illinois, captioned Klein v. Iterum Therapeutics PLC, et al., No. 1:21-cv-04181. The complaint purports to be brought on behalf of shareholders who purchased the Company's securities between November 30, 2020 and July 23, 2021. The complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning the Company's submission of a new drug application to the U.S. Food and Drug Administration for marketing approval of sulopenem etzadroxil/probenecid (oral sulopenem) for the treatment of uncomplicated urinary tract infections in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint seeks, among other things, unspecified damages, attorneys' fees, expert fees and other costs. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on November 3, 2021.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of September 30, 2021, we had an accumulated deficit of $374.3 million, cash and cash equivalents of $36.0 million and short-term investments of $49.7 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem. We have requested a Type B meeting with the FDA to discuss the design of a potential new clinical trial to support such potential resubmission.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement (the Loan and Security Agreement). In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other estimated offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other estimated offering expenses payable by us. At September 30, 2021, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30 Offering and October Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

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

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, resume any pre-commercialization activities and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•

conduct additional clinical trials for oral sulopenem and/or sulopenem, which include our ongoing Phase 1 clinical trial related to pediatric indications, and any additional clinical trials that may be conducted in response to the CRL;

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

Based on our current operating plan, and subject to final determination of the design and planned conduct of potential additional clinical and non-clinical development for oral sulopenem, we estimate that our cash, cash equivalents and short-term investments as of September 30, 2021 should be sufficient to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

In the CRL, the FDA determined that additional data are necessary to support approval for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone. The FDA recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem. We have requested a Type B meeting with the FDA to discuss the design of a potential new clinical trial to support such potential resubmission. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

In connection with the February 2021 Underwritten Offering, we entered into an Underwriting Agreement (the Underwriting Agreement) on February 3, 2021 with the underwriter. The Underwriting Agreement contains certain covenants, including a covenant prohibiting us from entering into variable rate transactions for a period of 12 months after the closing of the February 2021 Underwritten Offering, subject to certain exceptions. In addition, in connection with the February 2021 Registered Direct Offering, we entered into a securities purchase agreement which contains certain covenants, including prohibiting us from entering into variable rate transactions for a period of 12 months after the closing of the offering, subject to certain exceptions. These and other provisions in the financing documents could deter or prevent us from raising additional capital. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy.

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

In addition, the EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the October Offering, the exchange rate of the Exchangeable Notes increased and the exchange price of the Exchangeable Notes adjusted from the previous exchange price of $1.00 per ordinary share (at the exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes) to $0.7775 per ordinary share (at an adjusted exchange rate of 1,286.1845 shares per $1,000 of principal and interest on the Exchangeable Notes). As of September 30, 2021, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. In addition, the exercise price and the number of shares issuable under our outstanding warrants are subject to adjustment pursuant to the terms of the applicable warrant. This indebtedness could make it more difficult for us to raise additional capital to fund our operations.

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

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under the Loan and Security Agreement and other agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of September 30, 2021, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

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

We began operations in November 2015. Since our inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, planning for potential commercialization, and research and development, including preclinical and clinical development, for our sulopenem program. While the members of our development team have successfully developed and registered other antibiotics in past roles at different companies, our company has limited experience and has not yet demonstrated an ability to successfully obtain marketing approval, manufacture a commercial scale product (or arrange for a third party to do so on our behalf), or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. Assuming we obtain marketing approval for oral sulopenem or sulopenem, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities whether we choose to commercialize product candidates directly ourselves or seek to commercialize them through third-party collaboration arrangements. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition. While we previously engaged a partner to carry out pre-commercialization services in the United States and commenced negotiations on a definitive agreement for commercialization services, any remaining pre-commercialization activities have been put on hold pending resolution of issues identified in the CRL received from the FDA in July 2021 and negotiations on a definitive agreement for commercialization services have been paused. There is no assurance that we will be able to reach a definitive agreement for commercialization services on favorable terms or at all in the future.

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

We have filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019 (File No. 333-232569), and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. The extent to which we are able to utilize the shelf registration statement as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, general market conditions and applicability of restrictions on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting ordinary shares held by non-affiliates, in any trailing 12-month period. As of September 30, 2021, we had issued $98.1 million of securities registered under our universal shelf registration statement.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior pre-clinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem. We have requested a Type B meeting with the FDA to discuss the design of a potential new clinical trial to support such potential resubmission. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem. We have requested a Type B meeting with the FDA to discuss the design of a potential new clinical trial to support such potential resubmission. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL in the timeframe required or at all, that we will be able to design, initiate and complete the future clinical and potential non-clinical studies intended to support a resubmission of our NDA, or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA. As we work with the FDA to resolve the issues set out in the CRL, we will be delayed in obtaining, and may ultimately be unable to obtain, FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem. We have requested a Type B meeting with the FDA to discuss the design of a potential new clinical trial to support such potential resubmission. Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem. We have requested a Type B meeting with the FDA to discuss the design of a potential new clinical trial to support such potential resubmission. Notwithstanding our interactions with the FDA to date, there can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. While enrollment has completed for all three of our Phase 3 clinical trials, we may not be able to initiate, continue or complete other clinical trials (including our ongoing Phase 1 clinical trial related to pediatric indications and any additional clinical trials that may be conducted in response to the CRL) of oral sulopenem, sulopenem or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it on July 2, 2020, January 27, 2021, and August 30, 2021 to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. In its most recent update to this guidance, FDA addresses questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for investigational new drugs and handle remote site monitoring visits. There is no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above.

Accordingly, our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, such as our ongoing Phase 1 clinical trial related to pediatric indications or any additional clinical trials that may be conducted in response to the CRL, may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, we rely on and expect to continue to rely on contract research organizations (CROs) and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their performance or the impact of pandemics, like COVID-19, to their business.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure our shareholders that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our sulopenem program in any indication.

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. On July 23, 2021, we received a CRL from the FDA in respect of the NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem. We have requested a Type B meeting with the FDA to discuss the design of a potential new clinical trial to support such potential resubmission. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

We are currently evaluating our commercialization strategy in the United States and other territories. We are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties. If oral sulopenem and/or sulopenem receive regulatory approval, we may build a commercial organization and recruit a targeted sales force with technical expertise, an internal marketing and health resource group, as well as a managed markets group focused on reimbursement activities with third-party payors and a specialty distribution team to ensure pharmacy-level stocking and, where we choose not to commercialize directly ourselves, we will seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. We are not currently party to any such arrangements but engaged a potential commercial partner to provide pre-commercial activities and commenced negotiations on a definitive agreement for commercialization services. Following receipt of the CRL in July 2021, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities and paused negotiations on the definitive agreement for commercialization services. There is no assurance that we will be able to reach a definitive agreement for commercialization services in the future.

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

•	challenges in developing a commercialization strategy or launching new drug products using a traditional marketing model during a global health crisis or pandemic, like COVID-19;
•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of a health resources group to obtain access to educate physicians regarding the attributes of our future products;
•	lack of adequate number of physicians to use or prescribe our products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	costs and expenses associated with creating an independent sales and marketing organization.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from AbbVie Inc and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla, Xerava from La Jolla Pharmaceutical Company, Recarbrio from Merck & Co, and Fetroja from Shionogi & Co., Ltd. In addition, Nabriva Therapeutics plc’s Contepo is an IV-administered product candidate in late-stage clinical development intended to treat resistant gram-negative infections.

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

Although we are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties. For those countries in which we choose not to commercialize directly ourselves, we intend to seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include service providers to the pharmaceutical industry, large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements but engaged a potential commercial partner to provide pre-commercial activities and commenced negotiations on a definitive agreement for commercialization services. Following receipt of the CRL in July 2021, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities and paused negotiations on a definitive agreement for commercialization services. There is no assurance that we will be able to reach a definitive agreement for commercialization services in the future.

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

We have sought to protect our proprietary position by in-licensing patents in the United States and abroad related to oral sulopenem. Our patent portfolio contains two nationalized patent families, one addressing the effect of probenecid on the plasma concentrations of sulopenem after multi-day dosing and the second related to a method of preparing a bilayer tablet composed of sulopenem etzadroxil and probenecid. The patent portfolio also contains a patent family related to a combination of valproic acid, a β-lactam compound, and probenecid, as well as its method of use. The patent prosecution process is expensive and time-consuming, and we and our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, although we control prosecution of the patents we have licensed from Pfizer related to our sulopenem program, we may not always have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce or defend the patents, covering technology that we may license from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained, enforced or defended in a manner consistent with the best interests of our business.

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

Our product candidates, oral sulopenem and sulopenem, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities, with regulations differing from country to country. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We currently do not have any products approved for sale in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

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

Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

•

the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” and its implementing regulations, which imposes annual disclosure requirements to the CMS on certain manufacturers of drugs, biologics, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions), of certain payments or other transfers of value made to physicians and teaching hospitals, as well as ownership or investment interests held by physicians and their immediate family members. As of January 2021, payments made to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants and certified nurse midwives must also be reported;

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

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when approved.

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

In addition, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is subject to a nationwide preliminary injunction for its failure to comply with notice and comment rulemaking requirements. The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review. The Biden Administration has also frozen certain of the previous administration’s measures to reform drug prices, pending further review. It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The Biden Administration has agreed to delay for a year the implementation of one of President Trump’s signature drug pricing policies, from January 2022 to 2023. The policy at issue would have prevented drug makes and middlemen form negotiating rebates on prescription drugs.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. To address these costs, the executive order directs the Department of Health and Human Services (HHS), to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.” Thereafter, on September 9, 2021, HHS released its plan to reduce drug prices. The key features of that plan are to: (a) make drug prices more affordable and equitable for all consumers and throughout the health care system by supporting drug price negotiations with manufacturers; (b) improve and promote competition throughout the prescription drug industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments. Further, on August 21, 2021, CMS issued a proposed rule to rescind the Trump Administration’s interim final rule, following public notice and comment. With issuance of this proposal, CMS stated that it will carefully consider the comments it received on the November 2020 interim final rule as it explores all options to incorporate value into payments for Medicare Part B drugs and improve beneficiaries' access to evidence-based care.

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

Reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.

As a condition of reimbursement by various federal and state health insurance programs, pharmaceutical companies are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. Pharmaceutical companies are required to report any revisions to our calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect liability to federal and state payers and also adversely impact reported financial results of operations in the period of such restatement.

Uncertainty exists as new laws, regulations, judicial decisions, or new interpretations of existing laws, or regulations related to our calculations, price reporting or payments obligations increases the chances of a legal challenge, restatement or investigation. If a company becomes subject to investigations, restatements, or other inquiries concerning compliance with price reporting laws and regulations, it could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on the business, financial condition and results of operations. In addition, it is possible that future healthcare reform measures could be adopted, which could result in increased pressure on pricing and reimbursement of products and thus have an adverse impact on financial position or business operations.

Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates resulting in a lag between the time a sale is recorded and the time the rebate is paid. This results in a company having to carry a liability on its consolidated balance sheets for the estimate of rebate claims expected for Medicaid patients. If actual claims are higher than current estimates, the company’s financial position and results of operations could be adversely affected.

In addition to retroactive rebates and the potential for 340B Program refunds, if a pharmaceutical firm is found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to the Centers for Medicare & Medicaid Services (CMS), it may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate the Medicaid drug rebate agreement, pursuant to which companies participate in the Medicaid program. In the event that CMS terminates a rebate agreement, federal payments may not be available under government programs, including Medicaid or Medicare Part B, for covered outpatient drugs.

Additionally, if a pharmaceutical company overcharges the government in connection with the Family Self-Sufficiency Program or Tricare Retail Pharmacy Program, whether due to a misstated Federal Ceiling Price or otherwise, it is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against a company under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The COVID-19 pandemic may negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. Responsive measures to COVID-19 have resulted in restrictions on operations at clinical trial sites which could impact patient enrolment on our ongoing Phase 1 clinical trial related to pediatric indications and any additional clinical trial(s) conducted in response to the CRL to support a potential resubmission of our NDA. In addition, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in the requested Type B meeting to discuss the design of a potential new clinical trial to support a potential resubmission of the NDA for approval of oral sulopenem following receipt of the CRL in July 2021, meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, including any additional clinical trial(s) that may be conducted in response to the CRL, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations. For example, current and future restrictions on in-person interactions may impact how we commercialize our product candidates, if approved, and we may need to apply non-traditional marketing methods, which may ultimately not be efficient or successful.

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

We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the COVID-19 pandemic is not effectively and timely controlled, we may experience prolonged disruption of our clinical trials, suppliers or contract manufacturers, extended closures of facilities, such as clinical trial sites, suppliers, manufacturers and distributors, including single source suppliers, and delays with respect to regulatory approvals or the commercialization of any of our product candidates, if approved. Such events may materially and adversely affect our business operations and financial condition. Additionally, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Moreover, it is possible the COVID-19 pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, our operations or the global and political environment as a whole but it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects.

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

Risks Related to Taxation

As used in this section, Risks Related to Taxation, the term “U.S. Holder” means a beneficial owner of our ordinary shares that is, for U.S. federal income tax purposes, (1) an individual who is a citizen or resident of the United States, (2) a corporation (or entity treated as a corporation) created or organized in or under the laws of the United States, any state thereof, or the District of Columbia or otherwise treated as a “domestic corporation” for such purposes, (3) an estate the income of which is subject to U.S. federal income tax regardless of its source or (4) a trust (x) with respect to which a court within the United States is able to exercise primary supervision over its administration and one or more United States persons have the authority to control all of its substantial decisions or (y) that has elected under applicable U.S. Treasury regulations to be treated as a domestic trust. If a partnership or other pass-

through entity holds our ordinary shares, the U.S. federal income tax treatment of a partner in that partnership or entity generally will depend upon the status of that partner and the activities of that partnership or entity.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $2.73 on February 10, 2021 and a low price of $0.504 on November 18, 2020 in the twelve-month period ending on November 11, 2021. During this time, the price per ordinary share has ranged from an intra-day low of $0.50 per share to an intra-day high of $2.995 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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

Our shareholder base is comprised of a large number of retail (or non-institutional) investors, which creates more volatility since shares change hands frequently. In accordance with our governing documents and applicable laws, there are a number of initiatives that require the approval of shareholders at an annual or extraordinary general meeting of shareholders. To hold a valid meeting, a quorum comprised of one or more Members (as defined in our Amended and Restated Constitution) whose name is entered in our register of members as a registered holder of our ordinary shares, present in person or by proxy (whether or not such Member actually exercises his voting rights in whole, in part or at all), holding not less than a majority of our issued and outstanding ordinary shares entitled to vote at a meeting of shareholders, will constitute a quorum for the transaction of business at the meeting. A record date is established to determine which shareholders are eligible to vote at the meeting, which record date must not be more than 60 days prior to the date of the meeting. Since our shares change hands frequently, there can be a significant turnover of shareholders between the record date and the meeting date which makes it harder to get shareholders to vote. While we make every effort to engage retail investors, such efforts can be expensive and the frequent turnover creates logistical issues for obtaining shareholder approval. Further, retail investors tend to be less likely to vote in comparison to institutional investors. Failure to secure sufficient votes or to achieve the minimum quorum needed for a meeting to happen may impede our ability to move forward with initiatives that are intended to grow the business and create shareholder value or prevent us from engaging in such initiatives at all. If we find it necessary to delay or adjourn meetings or to seek approval again, it will be time consuming and we will incur additional costs.

If we fail to comply or regain compliance with the listing requirements of the Nasdaq Capital Market, we may be delisted and the price of our ordinary shares, our ability to access the capital markets and our financial condition could be negatively impacted and the delisting of our ordinary shares would result in an event of default and/or fundamental change under our debt instruments.

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

On September 7, 2021, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC, (Nasdaq) indicating that, based on the closing bid price for the previous 30 consecutive business days, the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share (the Bid Price Rule). Under Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 7, 2022, to regain compliance with the Bid Price Rule. To regain compliance during this 180-day compliance period, the closing bid price of our ordinary shares must be at least $1.00 for a minimum of 10 consecutive business days. In the event that we do not regain compliance with the Bid Price Rule prior to the expiration of the 180-day compliance period, we may be eligible for an additional 180-day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse share split, if necessary. If we are not able to meet these requirements, we will receive written notification from Nasdaq that our ordinary shares are subject to delisting.   At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, that such appeal would be successful.

Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to regain compliance with respect to the current deficiency or that we will be able to maintain compliance with the Nasdaq Capital Market continued listing requirements in the future or regain compliance with respect to any future deficiencies. This could impair the liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our ordinary shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all. The delisting of our ordinary shares from The Nasdaq Stock Market could also negatively impact our financial condition as it would constitute (i) an event of default under the Loan and Security Agreement, which could lead to an acceleration of amounts due under the Loan and Security Agreement and foreclosure upon and/or sale or other liquidation of all of our and our subsidiaries’ assets, including intellectual property; and (ii) a fundamental change under the EN Indenture, which could trigger an obligation for us to repurchase the Exchangeable Notes at a repurchase price of 300% of the principal amount of the outstanding Exchangeable Notes. We intend to actively monitor the closing bid price of our listed ordinary shares and, as appropriate, will consider all available options to resolve the deficiency and regain compliance with the Bid Price Rule, including potentially seeking to effect a reverse share split.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of September 30, 2021, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. The warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3 Offering, the June 30 Offering, the October Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Additionally, the exercise of outstanding options and vesting of restricted share units and performance share units under our equity incentive plans or inducement grants or exercise of other outstanding warrants, including warrants issued to SVB and Life Sciences Fund II LLC, for ordinary shares may also dilute the ownership percentage or voting power of our shareholders.

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

Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our Articles of Association or by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our Articles of Association or by way of a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, at an extraordinary meeting of our shareholders on January 28, 2021, our shareholders authorized the board to issue new shares, and to disapply statutory preemption rights for such issuances up to the amount of our authorized but unissued share capital until January 26, 2026. The authorization of the directors to issue shares and the disapplication of statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations will always be approved, or be approved without limitations, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

None.

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

ITERUM THERAPEUTICS PLC

Date: November 12, 2021	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: November 12, 2021	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer