Form 10-K
period 2021-12-31
Iterum Therapeutics plc
filed 2022-03-28
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-38503

Iterum Therapeutics plc

(Exact name of Registrant as specified in its Charter)

Ireland	98-1283148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fitzwilliam Court, 1st Floor,

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s ordinary shares, $0.01 par value per share, on the Nasdaq Capital Market on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter was $410.9 million.

The number of shares of Registrant’s ordinary shares outstanding as of February 28, 2022 was 182,775,282.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive proxy statement for the Registrant’s 2022 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2021.

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
•

the design, initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs including the additional clinical trial(s) to be conducted and any potential non-clinical development that may be conducted  in response to the Complete Response Letter (CRL) received from the U.S. Food and Drug Administration in July 2021 in connection with our New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen;

•	our ability to resolve the issues set forth in the CRL and resubmit our NDA;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the potential advantages of our product candidates;
•	the timing or likelihood of regulatory filings and approvals, including with respect to the potential resubmission of our NDA for oral sulopenem;
•	the commercialization of our product candidates, if approved;
•	our manufacturing plans;
•	our sales, marketing and distribution capabilities and strategy;
•	market acceptance of any product we successfully commercialize;
•	the pricing, coverage and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business and product candidates;
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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in the “Risk Factors” section of this Annual Report on Form 10-K, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our ordinary shares. These risks include the following:

•

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program. As of December 31, 2021, we had an accumulated deficit of $378.5 million.

•	We will require additional capital to fund our operations and may be unable to obtain financing when needed or on acceptable terms.
•

In July 2021, we received a complete response letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) regarding our new drug application (“NDA”) for oral sulopenem for the treatment of uncomplicated urinary tract infections in patients with a quinolone non-susceptible pathogen. In the CRL, the FDA determined that additional data are necessary to support approval for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. While we are working with the FDA to finalize the design and planned conduct of such additional clinical development,  there can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete future clinical trial(s) and any potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by additional clinical and/or potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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
•

We contract with third parties for the manufacture of preclinical and clinical supplies and expect to continue to do so in connection with any future commercialization and for any future clinical trials and commercialization of our product candidates and potential product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

•

The volatility of our shares and shareholder base may hinder or prevent us from engaging in beneficial corporate initiatives. As our shareholder base is comprised of a large number of retail (or non-institutional) investors, this creates more volatility since shares change hands frequently. As a result, there can be a significant turnover of shareholders between the record date and the meeting date which makes it harder to get shareholders to vote. Failure to secure sufficient votes or to achieve the minimum quorum needed for a meeting to happen may impede our ability to move forward with initiatives that are intended to grow the business and create shareholder value or prevent us from engaging in such initiatives at all.

•

If we fail to comply or regain compliance with the listing requirements of the Nasdaq Capital Market, we may be delisted and the price of our ordinary shares, our ability to access the capital markets and our financial condition could be negatively impacted and the delisting of our ordinary shares would result in an event of default and/or fundamental change under our debt instruments.

v

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

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem and a Type B meeting in December 2021 to discuss the potential design of a new clinical trial to support such resubmission. A further Type B meeting with the FDA took place in early March 2022 to continue the discussion around the design and planned conduct of such additional clinical development. Subject to finalizing the design of the trial and obtaining alignment with the FDA, we expect to commence a registration trial for oral sulopenem in uUTI in the second half of 2022. Furthermore, although it did not raise an approvability issue, we have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL.

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

The treatment of urinary tract and intra-abdominal infections has become more challenging because of the development of resistance by pathogens responsible for these diseases. There are approximately 15 million emergency room and office visits for symptoms of urinary tract infections (UTIs) and approximately 33 million uUTIs in the United States annually, with approximately 30% of those infections caused by a quinolone non-susceptible organism, and approximately 1% of infections are caused by pathogens that are resistant to all commonly available classes of oral antibiotics. Based on market research, physicians estimated that approximately 35% of these patients are at elevated risk for treatment failure. Proper antibiotic treatment of drug-resistant infections in this group is particularly important due to the risks associated with treatment failure. Elevated risk patients were defined in the research as patients with recurrent UTIs, elderly patients, patients who have a suspected or confirmed drug-resistant infection, patients with comorbidities (e.g., Diabetes mellitus) or that are immunocompromised, patients that have had a recent hospitalization, patients with a history of prior antibiotic failure and patients in a long-term care setting. Treatment failures pose significant clinical and economic challenges to the healthcare system. A recent retrospective database analysis of 5,395 evaluable outpatient UTI episodes revealed that 22% of patients received an antibiotic to which the pathogen was resistant in vitro, and those patients were almost twice as likely to require a second prescription (34% versus 19%) or be hospitalized (15% versus 8%) within 28 days of the initial prescription fill compared to patients who received an antibiotic to which the pathogen was susceptible. There are also approximately 3.6 million patients with cUTI and approximately 350,000 patients with cIAI that require antibiotic therapy every year in the United States.

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

If approved, we intend to commercialize our sulopenem program in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting. Data from an ongoing epidemiology study to quantify quinolone resistance by zip code, in addition to data from our clinical trials and available prescriber data, will inform our initial targeted sales force as to where the medical need for a new, effective therapy for UTIs is highest in the community setting. Outside of the United States, we are evaluating our options to maximize the value of our sulopenem program.

We expect to register two suppliers and have validated one supplier for the manufacture of active pharmaceutical ingredient (API) for oral sulopenem at the time of a potential resubmission of our NDA. We will initially rely on a single third-party facility to manufacture all of our sulopenem tablets. In the future, given the importance of oral sulopenem to our potential commercial results, we will consider establishing additional sources.

As of February 28, 2022, we exclusively license from Pfizer two U.S. patents and three foreign patents, including one U.S. patent directed to composition of matter of sulopenem etzadroxil, which is projected to expire in 2029, subject to potential extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, to 2034, and three foreign patents related to oral sulopenem. We also own four U.S. patent applications, one PCT patent application, and eighteen foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. Any U.S. or foreign patents issuing from the pending applications are projected to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions. In addition, the FDA has designated sulopenem and oral sulopenem as Qualified Infectious Disease Products (QIDP) for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease pursuant to the Generating Antibiotic Incentives Now Act (the GAIN Act). Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status makes sulopenem and oral sulopenem eligible to benefit from certain incentives for the development of new antibiotics provided under the GAIN Act. Further, QIDP status could add five years to any regulatory exclusivity period that we may be granted. QIDP status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. Fast track status provides an opportunity for more frequent meetings with the FDA, more frequent written communication related to the clinical trials, eligibility for accelerated approval and priority review and the potential for a rolling review. None of our licensed patents cover the IV formulation of sulopenem.

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

In the third quarter of 2018 we initiated all three Phase 3 clinical trials, which were conducted under SPA agreements from the FDA and completed enrollment in the fourth quarter of 2019. Topline data from our cIAI trial readout in the fourth quarter of 2019 and showed that the primary endpoint was narrowly missed. In the cUTI trial, topline data was read out in the second quarter of 2020 and showed sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of ASB on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin, driven to a large degree by a greater amount of ASB in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. As described above we received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem and a Type B meeting in December 2021 to discuss the potential design of a new clinical trial to support such resubmission. A further Type B meeting with the FDA took place in early March 2022 to continue the discussion around the design and planned conduct of such additional clinical development. Subject to finalizing the design of the trial and obtaining alignment with the FDA, we expect to commence a registration trial for oral sulopenem in uUTI in the second half of 2022. Furthermore, although it did not raise an approvability issue, we have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL.

Our Strategy

Our strategy is to develop and commercialize our sulopenem program for multiple indications, and in the long term to build a market-leading anti-infective business. The key elements of this strategy include the following:

•

Obtain regulatory approval for oral sulopenem in the United States. Finalize the design and planned conduct of additional clinical development to support the resubmission of our NDA to the FDA for oral sulopenem.

•	Consider regulatory strategy outside the United States. We are considering the timing of a potential submission of a Marketing Authorization Application (MAA) to the EMA.
•

Maximize commercial potential of our sulopenem program. If approved, we intend to seek a commercial partner and/or directly commercialize oral sulopenem in the United States with a targeted sales force in the community setting. Outside of the United States, we are evaluating our options to maximize the value of our sulopenem program.

•

Pursue the development of oral sulopenem and sulopenem in additional indications. In the future, we may also pursue development of our sulopenem program in additional indications in adults and children, including cUTIs, community acquired bacterial pneumonia, cIAIs, bacterial prostatitis, diabetic foot infection and bone and joint infection, as well as new formulations to support these indications.

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

Antimicrobial Resistance is Increasing

E. coli is growing increasingly resistant to many classes of antibiotics, which is especially problematic for patients suffering from UTIs because E. coli is the primary cause of those infections. The market-leading antibiotics, fluoroquinolones (e.g., Cipro, Levaquin) and trimethoprim-sulfamethoxazole (e.g., Bactrim, Septra), currently have E. coli resistance rates over 20% nationally. In 2015, approximately 75% of oral prescriptions for UTIs written in the United States were for fluoroquinolones or trimethoprim-sulfamethoxazole. In hospitals, fluoroquinolones have greater than 30% resistance to E. coli in approximately half the states in the United States, and have greater than 25% resistance rates in nearly 80% of the states. According to national data published by the Centers for Disease Control and Prevention, fluoroquinolones had greater than 33% resistance to E. coli in the United States in 2019 in hospitalized patients. Between 2000 and 2009 the prevalence of extended spectrum ß-lactamases (ESBL)-producing E. coli and ESBL-producing K. pneumoniae more than doubled from 3.3% to 8.0% and from 9.1% to 18.6%, respectively. During the same timeframe, hospitalizations caused by ESBL-producing organisms increased by about 300%. The national resistance rate of E. coli to cephalosporins was estimated to be approximately 13% for the combined years of 2011 to 2015.

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

Numbers represent hospital centers from which data were derived

As antibiotic resistance leads to increased costs of treatment and increased morbidity, as well as increased mortality, there is an urgent unmet medical need for antimicrobial agents that can be utilized in community and hospital infections. A recent nationwide database study that evaluated trends in antibiotic resistance in urinary Enterobacterales isolates from ambulatory patients in the United States revealed that antimicrobial resistance was common in urinary Enterobacterales isolates. Isolates with an ESBL-producing phenotype increased by about 30% between 2011 and 2020, and significant increases were also observed in nitrofurantoin non-susceptible Enterobacterales isolates. Resistance rates for all four antibiotic classes (fluoroquinolones, trimethoprim-sulphamethoxazole, nitrofurantoin and β-lactams), were higher than thresholds recommended for use as empiric therapy. The antimicrobial class of penems has the potential to address many of the relevant resistance issues associated with ß-lactam antibiotics because of a targeted spectrum of antibacterial activity and intrinsic stability against hydrolytic attack by many ß-lactamases, including ESBL and AmpC enzymes.

There is a Significant Population at Risk

There are approximately 15 million emergency room and office visits for symptoms of UTIs and approximately 33 million uUTIs in the United States annually with approximately 30% of those infections caused by a quinolone non-susceptible organism, and approximately 1% of infections are caused by pathogens that are resistant to all commonly available classes of oral antibiotics. Based on market research, physicians estimated that approximately 35% of these patients are at elevated risk for treatment failure. Proper antibiotic treatment of drug-resistant infections in this group is particularly important due to the consequences associated with treatment failure. Elevated risk patients were defined in the research as patients with recurrent UTIs, elderly patients, patients who have a suspected or confirmed drug-resistant infection, patients with comorbidities (e.g., Diabetes mellitus) or that are immunocompromised, patients that have had a recent hospitalization, patients with a history of prior antibiotic failure and patients in a long-term care setting.

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

•

Advanced manufacturing program. The synthetic pathway for sulopenem, initially defined in the 1980s, has now evolved through its third iteration, incorporating improvements in yield and scalability. We plan to register two different contract manufacturing organizations to manufacture the API for oral sulopenem. One manufacturer has completed process validation for oral sulopenem to date providing sufficient API for clinical supplies and commercial launch if oral sulopenem is approved for marketing. We will initially rely on a single third-party facility to manufacture all of our sulopenem tablets. In the future, given the importance of sulopenem to our potential commercial results, we will consider establishing additional sources.

Market Opportunity for Oral Sulopenem and Sulopenem

Based upon the clinical evidence to date in eradicating key pathogens, coupled with unmet medical need, if approved, we expect the commercial opportunity for oral sulopenem to be substantial with initial focus on the treatment of uUTIs in elevated risk patients caused by drug-resistant pathogens in the community. We estimate that approximately 30% of uUTIs in the United States are caused by quinolone non-susceptible pathogens, and approximately 1% of infections are caused by pathogens that are resistant to all commonly available classes of oral antibiotics.

Acute cystitis remains one of the most common indications for prescribing antimicrobials to otherwise healthy women, resulting in as many as 15 million office or emergency room visits in the United States annually, according to a review published in 2015. Up to 50% of all women experience one episode by 32 years of age. In addition, there are approximately 3.6 million patients a year in the United States for the more serious cases of cUTI.

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

Both sulopenem and oral sulopenem have received QIDP designation status for the indications of uUTI, cUTI and cIAI as well as for community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP designation status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. We had received feedback on the development program in an end of Phase 2 meeting with the FDA, which provided guidance on the size of the safety database, the nonclinical study requirements, the design of the Phase 1 and Phase 3 clinical trials, the pediatric development plan, as well as support for the proposed chemistry, manufacturing, and controls (CMC) development activities through production of commercial supplies. The Phase 3 clinical trials for treatment of cIAI, cUTI and uUTI received SPA agreements with the FDA. All three Phase 3 clinical trials were initiated in the third quarter of 2018 and completed enrollment by the end of 2019. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. EMA Scientific Advice received by us, consistent with the existing guidance for this indication, supports an endpoint assessed earlier than the primary study endpoint and a non-inferiority margin of -12.5%. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies, with the difference in response rates driven almost entirely by higher rates of ASB on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin, driven to a large degree by a greater amount of ASB in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Further, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. As described above, we received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem and a Type B meeting in December 2021 to discuss the potential design of a new clinical trial to support such resubmission. A further Type B meeting with the FDA took place in early March 2022 to continue the discussion around the design and planned conduct of such additional clinical development. Subject to finalizing the design of the trial and obtaining alignment with the FDA, we expect to commence a registration trial for oral sulopenem in uUTI in the second half of 2022. Furthermore, although it did not raise an approvability issue, we have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL.

We also have an agreement with the FDA on a pediatric study plan. Development work on pediatric formulations is ongoing, and we commenced a Phase 1 trial in children ages 12-18 in the first quarter of 2021.

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

Intellectual Property Relating to Oral Sulopenem

As of February 28, 2022, we exclusively license from Pfizer two U.S. patents and three foreign patents, including one U.S. patent directed to composition of matter of sulopenem etzadroxil, which is projected to expire in 2029, subject to potential extension under the Hatch-Waxman Act to 2034, and three foreign patents related to oral sulopenem. We also own four U.S. patent applications, one PCT patent application, and eighteen foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. Any U.S. or foreign patents issuing from the pending applications are projected to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from AbbVie Inc. and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla, Xerava from La Jolla Pharmaceutical Company, Recarbrio from Merck & Co, and Fetroja from Shionogi & Co., Ltd. In addition, Nabriva Therapeutics plc’s Contepo is an IV-administered product candidate in late-stage clinical development intended to treat resistant gram-negative infections.

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

United States Government Regulation

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor.

The process required by the FDA before a drug product may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with good laboratory practices (GLP) regulations;
•	design of a clinical protocol and submission to the FDA of an investigational new drug (IND) application which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated;
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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to review and reapprove the study at least annually. The IRB, which must operate in compliance with FDA regulations, must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects and must monitor the trial until completed. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board (DSMB). This group provides authorization as to whether or not a trial may move forward at designated checkpoints based on review of available data from the study, to which only the DSMB maintains access. Suspension or termination of development during any phase of a clinical trial can occur if the DSMB determines that the participants or patients are being exposed to an unacceptable health risk.

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

In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials, typically referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. Moreover, a clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA.

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

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a biologics license application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Submission and Review of an NDA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2022 is $369,413. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit its filing and substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information, and it will also be subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facilities in which it is manufactured, processed, packaged or held meet standards designed to assure the product’s continued safety, quality and purity.

In connection with its review of an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

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

Decisions on an NDA

The FDA reviews an application to determine whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. Ultimately, the FDA will determine whether the expected benefits of the drug product outweigh its potential risks to patients.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter (CRL), or an approval letter. A CRL generally contains a statement of specific conditions that must be met before the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, none of these expedited programs changes the standards for approval but they may help expedite the development or approval process of product candidates.

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

Limited Population Drug Pathway

With passage of the Cures Act, Congress also authorized the FDA to approve an antibacterial or antifungal drug product, alone or in combination with one or more other drugs, as a “limited population drug.” To qualify for this approval, or LPAD, pathway, the drug product must be intended to treat a serious or life‑threatening infection in a limited population of patients with unmet needs; the standards for approval of drugs under the FDCA must be satisfied; and FDA must receive a written request from the sponsor to approve the drug as a limited population drug pursuant to this provision. The FDA’s determination of safety and effectiveness for such a product must reflect the benefit‑risk profile of such drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection the drug is intended to treat and the availability or lack of alternative treatment in such a limited population. Accordingly, the FDA expects that development programs for drugs eligible for approval under the LPAD pathway will follow streamlined approaches to clinical development such as smaller, shorter or fewer clinical trials.

Any drug product approved under this pathway must be labeled with the statement “Limited Population” in a prominent manner and adjacent to the proprietary name of the drug product. The prescribing information must also state that the drug is indicated for use in a limited and specific population of patients and copies of all promotional materials relating to the drug must be submitted to the FDA at least 30 days prior to dissemination of the materials. If the FDA subsequently approves the drug for a broader indication, the agency may remove any post‑marketing conditions applicable to the product, including requirements with respect to labeling and review of promotional materials. Nothing in this pathway to approval of a limited population drug prevents sponsors of such products from seeking designation or approval under other provisions of the FDCA, such as accelerated approval.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. A product cannot be commercially promoted before it is approved, and approved drugs may generally be promoted only for their approved indications. Promotional claims must also be consistent with the product’s FDA-approved label, including claims related to safety and effectiveness. The FDA and other federal agencies also closely regulate the promotion of drugs in specific contexts such as direct-to-consumer advertising, industry-sponsored scientific and education activities, and promotional activities involving the Internet and social media. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Congress more recently enacted the Drug Supply Chain Security Act (DSCSA), which made significant amendments to the FDCA, including by replacing certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme. The DSCSA now requires uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers; it also provides for preemption of certain state laws in the areas of licensure and prescription drug traceability.

Exclusivity and Approval of Competing Products

Hatch-Waxman Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA. To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application (ANDA) to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug (RLD). In addition, Congress authorized the FDA to approve a 505(b)(2) NDA for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first sponsor to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA, submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing patent or non-patent regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the period during which the FDA cannot approve another application.

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

Clinical Trials

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

Marketing Authorization

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, a sponsor submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement (Agreement), which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA), became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (HMR) as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (GDPR) which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

Other Healthcare Laws

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug product candidates which obtain marketing approval. In addition to FDA restrictions on marketing of pharmaceutical products, pharmaceutical manufacturers are exposed, directly, or indirectly, through customers, to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which a pharmaceutical manufacturer can market, sell and distribute drug products. Such laws include, without limitation the federal Anti-Kickback Statute; the federal false claims and civil monetary penalty laws, including the federal False Claims Act; the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA); HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, and its implementing regulations; the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” and its implementing regulations; and state and foreign law equivalents of each of the aforementioned federal laws, such as anti-kickback and false claims laws.

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

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, Centers for Medicare and Medicaid Services (CMS) issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP), to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-

sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. To address these costs, the executive order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.” Thereafter, on September 9, 2021, HHS released its plan to reduce drug prices. The key features of that plan are to: (a) make drug prices more affordable and equitable for all consumers and throughout the health care system by supporting drug price negotiations with manufacturers; (b) improve and promote competition throughout the prescription drug industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, and wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Commercialization Strategy and Organization

Given our stage of development, we have not yet established a commercial organization or distribution capabilities for our initial indication. If approved, we intend to commercialize our sulopenem program in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting.

Prior to receiving marketing approval, we plan to build an awareness program to familiarize physicians in the community setting with the rising rate of resistance of pathogens to the current oral therapies for uUTI, and in particular, the resistance rate of E. coli to quinolones in the specific areas those physicians are practicing. Additionally, prior to approval, we plan to develop marketing, sales and training materials as well as begin interacting with physicians to discuss the uUTI disease state and challenges that the existing treatments are facing. Some pre-commercialization activities including research and planning were undertaken in early 2021 which can be built on when we are in a position to resume commercialization activities.

If the FDA approves oral sulopenem, we plan to build a commercial infrastructure to launch oral sulopenem in the United States. The commercial infrastructure would be led operationally by highly experienced management personnel and comprised of a sales force, marketing team, health resource group and a managed markets group focused on reimbursement and access with third-party payors. We also plan to have in place a patient and healthcare practitioner support group to assist with information requests, reimbursement logistics and assistance, and provide educational materials where appropriate.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of any of our product candidates. We currently rely on a small number of third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for our preclinical research and clinical trials. As of February 28, 2022, we had a 3-person team dedicated to managing the relationships with these manufacturers and the manufacturing process. Due to the complex and critical nature of drug manufacturing, we have employed a dual sourcing strategy in order to register two suppliers and validate one supplier for sulopenem etzadroxil API, with each supplier capable of producing commercial scale quantities under cGMP conditions. We also intend to have a third-party manufacturer produce the oral sulopenem bilayer tablets. In the future, given the importance of our oral formulation, we plan to pursue additional sources to manufacture tablets.

Employees and Human Capital

As of February 28, 2022, we had 13 full-time employees, including a total of three employees with M.D. or Ph.D. degrees. We are also supported by consultants and contractors in most areas of the business, including clinical, regulatory, CMC, Quality Assurance and finance and business and operations support. Eight of our employees were primarily engaged in research and development activities, with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good. We may need to increase our workforce to support additional clinical activities, and, if we pursue additional clinical work related to other indications, we may increase our research and development headcount.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing employees and additional employees that may be hired. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of share-based compensation awards.

Our Corporate Information

We were incorporated under the laws of the Republic of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. Our principal executive offices are located at Fitzwilliam Court, 1st Floor, Leeson Close, Dublin 2, D02 YW24, Ireland, and our telephone number is (+353) 1 669-4820.

Available Information

We maintain a website with the address www.iterumtx.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the Exchange Act). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports, proxy and information statements and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of December 31, 2021, we had an accumulated deficit of $378.5 million, cash and cash equivalents of $27.4 million and short-term investments of $81.4 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem and a Type B meeting in December 2021 to discuss the potential design of a new clinical trial to support such resubmission. A further Type B meeting with the FDA took place in early March 2022 to continue the discussion around the design and planned conduct of such additional clinical development. Subject to finalizing the design of the trial and obtaining alignment with the FDA, we expect to commence a registration trial for oral sulopenem in uUTI in the second half of 2022. Furthermore, although it did not raise an approvability issue, we have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. At December 31, 2021, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30 Offering and October Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

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

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, resume any pre-commercialization activities and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•

conduct additional clinical trials for oral sulopenem and/or sulopenem, which include our ongoing Phase 1 clinical trial related to pediatric indications, and additional clinical trials that may be conducted to support potential resubmission of our NDA for oral sulopenem;

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

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to incur significant expenses and increasing operating losses as we conduct our ongoing and planned clinical trials of oral sulopenem and sulopenem, including any additional clinical trials and any potential non-clinical development that may be conducted in response to the CRL, seek marketing approval for oral sulopenem if clinical trials are successful, resume pre-commercialization activities, and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. If we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and undertake commercialization activities, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial.

Based on our current operating plan, and subject to final determination of the design and planned conduct of potential additional clinical and non-clinical development for oral sulopenem, we estimate that our cash, cash equivalents and short-term investments as of December 31, 2021 should be sufficient to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the timing and costs of our clinical trials of oral sulopenem and sulopenem, including our ongoing Phase 1 clinical trial related to pediatric indications and any other clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates, including any additional clinical trials and any potential non-clinical development that may be conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;

•	any other activities that may be required in connection with the potential resubmission of the NDA for oral sulopenem;
•	the timing of regulatory filings including a potential resubmission of the NDA for oral sulopenem;
•	the timing of regulatory review and potential approval of any product candidates, including oral sulopenem for the treatment of uUTI;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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
•

the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct any additional clinical trial(s) to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including oral sulopenem for the treatment of uUTI; and

•

the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

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

In light of the FDA’s CRL regarding our NDA for oral sulopenem, we halted any remaining pre-commercial activities while we work toward our goal of approval of oral sulopenem. Neither resubmission nor approval of our NDA for oral sulopenem is assured.

In July 2021, we received a CRL from the FDA regarding our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. In light of the CRL and in order to reduce operating expenses and conserve cash resources, we have halted all remaining pre-commercial activities for oral sulopenem.

In the CRL, the FDA determined that additional data are necessary to support approval for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone. The FDA recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem and a Type B meeting in December 2021 to discuss the potential design of a new clinical trial to support such resubmission. A further Type B meeting with the FDA took place in early March 2022 to continue the discussion around the design and planned conduct of such additional clinical development. Subject to finalizing the design of the trial and obtaining alignment with the FDA, we expect to commence a registration trial for oral sulopenem in uUTI in the second half of 2022. Furthermore, although it did not raise an approvability issue, we have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete future clinical trial(s) and any potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and any potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

We and our Chief Executive Officer and Chief Financial Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.

On August 5, 2021, a putative class action lawsuit was filed against us, our Chief Executive Officer and our Chief Financial Officer. The complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning our NDA to the FDA for marketing approval of oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees and other costs.

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

Provisions in the EN Indenture and RLN Indenture may deter or prevent us from raising additional capital to fund our operations.

Provisions in the agreements we entered into in connection with our financings may deter or prevent us from raising additional capital to fund our operations as and when needed. For example, the indenture governing the Exchangeable Notes (the EN Indenture) contains negative covenants prohibiting our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), as well as us and our wholly owned subsidiaries and their subsidiaries (the Guarantors), who guaranteed Iterum Bermuda’s obligations under the Exchangeable Notes, from, among other things, incurring any indebtedness that is not permitted by the EN Indenture and entering into transactions with significant shareholders (as defined in the EN Indenture). In addition, the indenture governing the RLNs (the RLN Indenture) contains negative covenants prohibiting Iterum Bermuda and the Guarantors from, among other things, selling, transferring or assigning certain assets and taking other actions outside the ordinary course of business that would reasonably be expected to reduce the amount of payments under the RLNs.

These provisions could deter or prevent us from raising additional capital. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy.

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

The EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the October Offering, the exchange rate of the Exchangeable Notes increased and the exchange price of the Exchangeable Notes adjusted from the previous exchange price of $1.00 per ordinary share (at the exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes) to $0.7775 per ordinary share (at an adjusted exchange rate of 1,286.1845 shares per $1,000 of principal and interest on the Exchangeable Notes). As of December 31, 2021, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. In addition, the exercise price and the number of shares issuable under our outstanding warrants are subject to adjustment pursuant to the terms of the applicable warrant. This indebtedness could make it more difficult for us to raise additional capital to fund our operations.

Servicing our indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

Our ability to make payments of the principal of, to pay interest and special interest on the Exchangeable Notes, or to make cash payments, if we so elect, in connection with any exchange of Exchangeable Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow sufficient to service the Exchangeable Notes or other indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may incur substantially more debt or take other actions that would intensify the risks discussed above.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our current and future debt instruments, some of which may be secured debt. While the EN Indenture restricts our ability to incur additional indebtedness, it allows for certain additional indebtedness and any such restrictions may be waived. If new debt is added to our current debt levels, the related risks that we now face could intensify.

We may not have the ability to raise the funds necessary to settle exchanges of the Exchangeable Notes in cash or to repurchase the Exchangeable Notes upon a fundamental change, and our future debt may limit our ability to pay cash upon exchange or repurchase of the Exchangeable Notes.

Holders of the Exchangeable Notes will have the right to require us to repurchase all or a portion of their Exchangeable Notes upon the occurrence of a fundamental change at specified repurchase prices. In addition, upon exchange of the Exchangeable Notes, unless we elect to deliver solely ordinary shares to settle such exchange (other than paying cash in lieu of delivering any fractional share), we would be required to make specified cash payments in respect of the Exchangeable Notes being exchanged. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Exchangeable Notes surrendered therefor or to pay cash with respect to Exchangeable Notes being exchanged. In addition, our ability to repurchase or to pay cash upon exchange of the Exchangeable Notes may be limited by law, regulatory authority, and future indebtedness.

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of December 31, 2021, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

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

We have filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019 (File No. 333-232569), and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. The extent to which we are able to utilize the shelf registration statement as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, general market conditions and applicability of restrictions on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting ordinary shares held by non-affiliates, in any trailing 12-month period. As of December 31, 2021, we had issued $98.1 million of securities registered under our universal shelf registration statement.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three prior Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior pre-clinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem and a Type B meeting in December 2021 to discuss the potential design of a new clinical trial to support such resubmission. A further Type B meeting with the FDA took place in early March 2022 to continue the discussion around the design and planned conduct of such additional clinical development. Subject to finalizing the design of the trial and obtaining alignment with the FDA, we expect to commence a registration trial for oral sulopenem in uUTI in the second half of 2022. Furthermore, although it did not raise an approvability issue, we have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial(s) and any potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical trials and any potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

Further, due to a variety of factors, including those described in this “Risk Factors” section, we may nonetheless be delayed in obtaining or ultimately be unable to obtain FDA approval for oral sulopenem for uUTI or any other indication or for any other product or to successfully commercialize sulopenem.

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
•

timely completion of any additional clinical trials and non-clinical studies conducted to support the filing for regulatory approvals of our sulopenem program, if required by the FDA or any comparable foreign regulatory authority, including any clinical trials and any potential non-clinical studies conducted in response to the CRL;

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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem and a Type B meeting in December 2021 to discuss the potential design of a new clinical trial to support such resubmission. A further Type B meeting with the FDA took place in early March 2022 to continue the discussion around the design and planned conduct of such additional clinical development. Subject to finalizing the design of the trial and obtaining alignment with the FDA, we expect to commence a registration trial for oral sulopenem in uUTI in the second half of 2022. Furthermore, although it did not raise an approvability issue, we have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL in the timeframe required or at all, that we will be able to design, initiate and complete the future clinical trial(s) and any potential non-clinical studies intended to support a resubmission of our NDA, or that any data generated by future clinical trial(s) and any potential non-clinical investigation will be adequate to support resubmission or approval of our NDA. As we work with the FDA to resolve the issues set out in the CRL, we will be delayed in obtaining, and may ultimately be unable to obtain, FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase

3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the prior Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem and a Type B meeting in December 2021 to discuss the potential design of a new clinical trial to support such resubmission. A further Type B meeting with the FDA took place in early March 2022 to continue the discussion around the design and planned conduct of such additional clinical development. Subject to finalizing the design of the trial and obtaining alignment with the FDA, we expect to commence a registration trial for oral sulopenem in uUTI in the second half of 2022. Furthermore, although it did not raise an approvability issue, we have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and any potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical trial (s) and any potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem and a Type B meeting in December 2021 to discuss the potential design of a new clinical trial to support such resubmission. A further Type B meeting with the FDA took place in early March 2022 to continue the discussion around the design and planned conduct of such additional clinical development. Subject to finalizing the design of the trial and obtaining alignment with the FDA, we expect to commence a registration trial for oral sulopenem in uUTI in the second half of 2022. Furthermore, although it did not raise an approvability issue, we have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. Notwithstanding our interactions with the FDA to date, there can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial(s) and any potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and any potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

We may encounter unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for oral sulopenem, sulopenem or any of our other product candidates, including:

•

although we conducted our prior Phase 3 clinical trials pursuant to Special Protocol Assessment (SPA) agreements, the FDA or other comparable foreign regulatory authorities may ultimately disagree as to the design or implementation of such clinical trials or other clinical trials, or may request additional data to support approval, such as that requested in the CRL from July 2021;

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. While we successfully completed enrollment for all three of our prior Phase 3 clinical trials, we may not be able to initiate, continue or complete other clinical trials (including our ongoing Phase 1 clinical trial related to pediatric indications and any additional clinical trials that may be conducted in response to the CRL) of oral sulopenem, sulopenem or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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
•

the impact on access to hospitals and willingness of patients to participate in clinical trials such as our ongoing Phase 1 clinical trials related to pediatric indications and any additional clinical trial(s) to be conducted in response to the CRL, or required for regulatory approval of our product candidates, as a result of pandemics, like COVID-19, and other health crises.

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

Accordingly, our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, such as our ongoing Phase 1 clinical trial related to pediatric indications or any additional clinical trial(s) to be conducted in response to the CRL, may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, we rely on and expect to continue to rely on contract research organizations (CROs) and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their performance or the impact of pandemics, like COVID-19, to their business.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure our shareholders that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our sulopenem program in any indication.

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our prior Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. On July 23, 2021, we received a CRL from the FDA in respect of the NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem and a Type B meeting in December 2021 to discuss the potential design of a new clinical trial to support such resubmission. A further Type B meeting with the FDA took place in early March 2022 to continue the discussion around the design and planned conduct of such additional clinical development. Subject to finalizing the design of the trial and obtaining alignment with the FDA, we expect to commence a registration trial for oral sulopenem in uUTI in the second half of 2022. Furthermore, although it did not raise an approvability issue, we have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial(s) and any potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and any potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

To date, sulopenem and sulopenem etzadroxil have generally been well tolerated in clinical trials conducted in healthy subjects and patients and there were no safety issues found in any patients treated with sulopenem in our prior Phase 3 clinical trials. During the development of oral sulopenem and sulopenem, patients have experienced drug-related side effects including diarrhea, temporary increases in hepatic enzymes, allergic reactions, and rash. In the Japanese program conducted by Pfizer in the early 1990s, one patient reported a serious adverse event related to sulopenem of a transient elevation in liver function tests. The patient died due to metastatic lung cancer. Other serious adverse events recorded in patients receiving sulopenem in the Japanese program, which were not considered by the investigator to be related to sulopenem, included myocardial infarction with respiratory failure and progression of underlying ovarian carcinoma, in both cases resulting in death. For each of these patients, sulopenem was not determined to be the cause of death.

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

While we believe these results support a positive safety and tolerability profile for sulopenem and there were no safety issues identified in the CRL received from the FDA in July 2021, in future trials there may be unforeseen serious adverse events or side effects that differ from those seen in our prior Phase 3 program, in Phase 1 normal healthy volunteers with oral sulopenem or the prior post-marketing experience with probenecid. There may also be unexpected adverse events associated with probenecid that have not been seen to date.

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

Other factors that may inhibit our efforts to commercialize our products directly include:

•	our inability to reach a definitive agreement for commercialization services with respect to the potential commercialization of oral sulopenem in the United States;
•	challenges in developing a commercialization strategy or launching new drug products using a traditional marketing model during a global health crisis or pandemic, like COVID-19;
•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of a health resources group to obtain access to educate physicians regarding the attributes of our future products;

•	lack of adequate number of physicians to use or prescribe our products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	costs and expenses associated with creating an independent sales and marketing organization.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our prior Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and had our NDA application accepted for review by the FDA in January 2021, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial and any potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and any potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the CMC for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA has substantial discretion in the review and approval process and may refuse to accept for filing any application or may decide that our data is insufficient for approval and require additional non-clinical, clinical or other studies. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates or require us to conduct additional non-clinical or clinical testing or abandon a program for many reasons, including:

•

the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials, such as the FDA stating in the CRL received in July 2021 that additional data are necessary to support approval of oral sulopenem;

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
•

the FDA’s or the applicable foreign regulatory agency’s requirement for additional non-clinical studies or clinical trials, such as the FDA’s request for additional clinical trial work in the CRL received in July 2021;

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

For example, we obtained scientific advice from the EMA for each of the prior Phase 3 clinical trials in the uUTI, cUTI and cIAI indications, as well as to gain alignment on non-clinical supportive information required for EMA submission. We are not in alignment with regard to the comparator agent selected for the cUTI clinical trial and are considering other options to accommodate a European filing for this indication. The EMA may request that we conduct one or more additional clinical trials or non-clinical studies to support potential approval for oral sulopenem and sulopenem for the cUTI indication. We cannot predict how the EMA will interpret the data and results from our Phase 3 clinical trial and other elements of our development program, or whether oral sulopenem or sulopenem will receive any regulatory approvals in the European Union.

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

In addition, even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, may be subject to significant conditions of approval or may impose requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that drugs are marketed only for the approved indications and in accordance with the provisions of the approved labelling and regulatory requirements. The FDA also imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.

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

Similar restrictions apply to the approval of our products in the European Union. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the European Union and are also subject to EU Member State laws.

Accordingly, in connection with our currently approved products and assuming we, or our collaborators, receive marketing approval for one or more of our product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and our collaborators, are not able to comply with post-approval regulatory requirements, our or our collaborators’ ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any relationships we may have with customers, healthcare providers and professionals and third-party payors, among others, will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm, fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restricting of our operations and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we are able to obtain marketing approval. Any arrangements we have with healthcare providers, third-party payors and customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we conduct clinical research, market, sell and distribute any products for which we obtain marketing approval. These include the following:

Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward or in return for, either the referral of an individual for or the purchase, lease or order of a good, facility, item or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid.

False Claims Laws. The federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, impose criminal and civil penalties, including through civil whistleblower or qui tam actions against individuals or entities for, among other things, knowingly presenting or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties.

HIPAA. HIPAA imposes criminal and civil liability for, among other things, executing a scheme or making materially false statements in connection with the delivery of or payment for health care benefits, items or services. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations on covered entities and their business associates that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information.

Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or transfers of value made to physicians, other healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians, other healthcare providers and their immediate family members.

Analogous State and Foreign Laws. Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors and are generally broad and are enforced by many different federal and state agencies as well as through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that any business arrangements we have with third parties and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States. In addition, payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. The Coronavirus Aid, Relief, and Economic Security (CARES) Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2031. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, Centers for Medicare & Medicaid Services (CMS) issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP), to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

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

In addition to retroactive rebates and the potential for 340B Program refunds, if a pharmaceutical firm is found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to CMS, it may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate the Medicaid drug rebate agreement, pursuant to which companies participate in the Medicaid program. In the event that CMS terminates a rebate agreement, federal payments may not be available under government programs, including Medicaid or Medicare Part B, for covered outpatient drugs.

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

In addition, we have and may continue to need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses. For example, in 2020, we experienced a significant reduction in workforce as our initial sulopenem development program concluded. However, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. In connection with any such additional clinical trial(s) and non-clinical investigation, we will need to increase our workforce to support additional clinical activities, and, if we pursue additional clinical work related to cUTI and/or other indications, we may increase our research and development headcount.

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

Our business, results of operations, financial condition, cash flows and share price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries, including the United States and Ireland. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. These responsive measures have had a significant impact, both direct and indirect, on business and commerce worldwide, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended.

The COVID-19 pandemic may negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. Responsive measures to COVID-19 have resulted in restrictions on operations at clinical trial sites which could impact patient enrolment in our ongoing Phase 1 clinical trial related to pediatric indications and any additional clinical trial(s) conducted in response to the CRL to support a potential resubmission of our NDA. In addition, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, including any additional clinical trial(s) that may be conducted in response to the CRL, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations. For example, current and future restrictions on in-person interactions may impact how we commercialize our product candidates, if approved, and we may need to apply non-traditional marketing methods, which may ultimately not be efficient or successful.

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

In the future, we may enter into transactions to acquire other businesses, products or technologies. Any such proposed acquisitions may be subject to the consent of certain holders of the Securities in accordance with the terms and conditions of the EN Indenture and RLN Indenture. If we do identify suitable candidates for acquisition, we may not be able to make such acquisitions on favorable terms, or at all, and we may not be able to obtain approval of or consent to such acquisitions from holders of the Securities. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our ordinary shares or other equity securities to the shareholders of the acquired company, which would reduce the percentage ownership of our then current shareholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and nondisruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

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

We were a passive foreign investment company (PFIC) for U.S. federal income tax purposes for our taxable year ended December 31, 2017. Based on our gross income and average value of our gross assets, we do not believe we (or our wholly owned non-U.S. subsidiaries) were a PFIC for the taxable year ended December 31, 2018 or for any subsequent completed taxable year. We do not expect to be a PFIC for the taxable year ending December 31, 2022; however, our status, and the status of our non-U.S. subsidiaries, in any taxable year will depend on our assets and activities as determined at various times throughout that taxable year. As our PFIC status is a factual determination made annually after the end of each taxable year, there can be no assurances as to that status for the current taxable year or any future taxable year.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $2.39 on June 29, 2021, and a low price of $0.31 on January 27, 2022, in the twelve-month period ending on March 25, 2022. During this time, the price per ordinary share has ranged from an intra-day low of $0.28 per share to an intra-day high of $2.52 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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

The trading price of our ordinary shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our ordinary shares may be influenced by those factors discussed elsewhere in this “Risk Factors” section of this document and others, such as:

•	results from, and any delays in, clinical trials;
•	announcements of regulatory approval or disapproval of oral sulopenem, sulopenem or future product candidates;
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

•	delays in the commercialization of oral sulopenem, sulopenem or any future product candidates;
•	manufacturing and supply issues related to our development programs and commercialization of oral sulopenem, sulopenem or any of our future product candidates;
•	quarterly variations in our results of operations or those of our competitors;

•	changes in our earnings estimates or recommendations, or withdrawal of coverage, by securities analysts;
•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;
•	announcements relating to future development or license agreements including termination of such agreements;
•	adverse developments with respect to our intellectual property rights or those of our principal collaborators;
•	commencement of litigation involving us or our competitors;
•	changes in our board of directors, management, or key scientific personnel;
•	new legislation in the United States relating to the prescription, sale, distribution or pricing of drugs;
•	product liability claims, other litigation or public concern about the safety of oral sulopenem, sulopenem or future products;
•	failure to comply or regain compliance with the Nasdaq Capital Market continued listing requirements;
•	market conditions in the healthcare market in general, or in the antibiotics segment in particular, including performance of our competitors;
•	publication of research reports about us or our industry, or antibiotics in particular;
•	changes in the market valuations of similar companies;
•	sales of large blocks of our ordinary shares by our existing shareholders; and
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

Our shareholder base is comprised of a large number of retail (or non-institutional) investors, which creates more volatility since shares change hands frequently. In accordance with our governing documents and applicable laws, there are a number of initiatives that require the approval of shareholders at an annual or extraordinary general meeting of shareholders. To hold a valid meeting, a quorum comprised of one or more Members (as defined in our Amended and Restated Constitution) whose name is entered in our register of members as a registered holder of our ordinary shares, present in person or by proxy (whether or not such Member actually exercises his voting rights in whole, in part or at all), holding not less than a majority of our issued and outstanding ordinary shares entitled to vote at a meeting of shareholders, is required. A record date is established to determine which shareholders are eligible to vote at the meeting, which record date must not be more than 60 days prior to the date of the meeting. Since our shares change hands frequently, there can be a significant turnover of shareholders between the record date and the meeting date which makes it harder to get shareholders to vote. While we make every effort to engage retail investors, such efforts can be expensive and the frequent turnover creates logistical issues for obtaining shareholder approval. Further, retail investors tend to be less likely to vote in comparison to institutional investors. Failure to secure sufficient votes or to achieve the minimum quorum needed for a meeting to happen may impede our ability to move forward with initiatives that are intended to grow the business and create shareholder value or prevent us from engaging in such initiatives at all. If we find it necessary to delay or adjourn meetings or to seek approval again, it will be time consuming and we will incur additional costs.

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

On September 7, 2021, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC, (Nasdaq) indicating that, based on the closing bid price for the previous 30 consecutive business days, the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share (the Bid Price Rule). Under Nasdaq Listing Rule 5810(c)(3)(A), we were given a period of 180 calendar days, or until March 7, 2022, to regain compliance with the Bid Price Rule. Subsequently, on March 9, 2022 we were granted an additional 180-day compliance period, or until September 5, 2022, in which to regain compliance with the Bid Price Rule after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and providing written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse share split, if necessary. If we are not able to cure the deficiency during the second compliance period, we will receive written notification from Nasdaq that our ordinary shares are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, that such appeal would be successful.

Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to regain compliance with respect to the current deficiency including by effecting a reverse share split, or that we will be able to maintain compliance with the Nasdaq Capital Market continued listing requirements in the future or regain compliance with respect to any future deficiencies. This could impair the liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our ordinary shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all. The delisting of our ordinary shares from The Nasdaq Stock Market could also negatively impact our financial condition as it would constitute a fundamental change under the EN Indenture, which could trigger an obligation for us to repurchase the Exchangeable Notes at a repurchase price of 300% of the principal amount of the outstanding Exchangeable Notes. We intend to actively monitor the closing bid price of our listed ordinary shares and, as appropriate, will consider all available options to resolve the deficiency and regain compliance with the Bid Price Rule, including potentially seeking to effect a reverse share split, if necessary.

Through the RLNs, we transferred to the holders thereof rights to receive certain payments in connection with commercial sales of sulopenem, which may reduce our ability to realize potential future revenue from such sales.

As part of the private placement which closed in January 2020 (the Private Placement) and subsequent rights offering (the Rights Offering), Iterum Bermuda issued RLNs which entitle the holders thereof to certain payments in connection with commercial sales of sulopenem. Holders of RLNs are entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (each, a Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as defined below) has been paid in respect of the RLNs, or (ii) December 31, 2045 (the End Date), or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of December 31, 2021, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. The warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3 Offering, the June 30 Offering, the October Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Additionally, the exercise of outstanding options and vesting of restricted share units under our equity incentive plans or equity inducement incentive plan or exercise of other outstanding warrants for ordinary shares may also dilute the ownership percentage or voting power of our shareholders.

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

In addition, the Exchangeable Notes are exchangeable for our ordinary shares upon the terms and conditions specified therein and a substantial portion have been exchanged for our ordinary shares. Pursuant to the investor rights agreement we entered into in connection with the Private Placement, we have filed a registration statement covering the resale of the ordinary shares issuable in connection with the exchange of the Exchangeable Notes issued as part of the Private Placement, among other securities, and the resale of the ordinary shares issuable in connection with the exchange of the Exchangeable Notes issued in connection with the Rights Offering are also covered by a registration statement. Also, in connection with our June 3 Offering and June 30 Offering, we filed a registration statement providing for the resale by the purchasers in such offerings of ordinary shares issued and issuable upon exercise of the warrants purchased in such offerings and a substantial portion of the warrants have been exercised. As a result, the shares issuable upon exchange of such notes and upon exercise of such warrants are able to be sold by the holders thereof without restrictions, subject to compliance with securities laws.

Furthermore, ordinary shares that are issuable upon exercise of outstanding options or reserved for future issuance under our equity incentive plans and equity inducement plan or are issuable upon exercise of our other outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules or performance criteria, and applicable securities laws. If any of these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in Dublin, Ireland, where we hold a lease for office space through November 2022.

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

Item 3. Legal Proceedings.

On August 5, 2021, a class putative action lawsuit was filed against the Company, its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Northern District of Illinois. The complaint purports to be brought on behalf of shareholders who purchased the Company's securities between November 30, 2020 and July 26, 2021. The complaint generally alleges that the defendants violated Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning the Company’s submission of its NDA to the FDA for marketing approval of oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint seeks, among other things, unspecified damages, attorneys' fees, expert fees and other costs. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on November 3, 2021. On January 26, 2022, plaintiff filed an amended complaint which includes allegations similar to those made in the original complaint and seeks similar relief. The next status conference is scheduled for April 14, 2022.

The Company denies any and all allegations of wrongdoing and believes the defendants have valid defenses against these claims and, therefore, intends to vigorously defend against this lawsuit.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Between May 25, 2018 and December 22, 2020, our ordinary shares were publicly traded on The Nasdaq Global Market under the symbol “ITRM”. On December 23, 2020, we transferred the listing of our ordinary shares to The Nasdaq Capital Market. Prior to May 25, 2018, there was no public market for our shares.

Holders of Record

On February 28, 2022, we had 11 shareholders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

  During the period January 1, 2021 through December 31, 2021, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

None.

Item 6. [Reserved]

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

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem and a Type B meeting in December 2021 to discuss the potential design of a new clinical trial to support such resubmission. A further Type B meeting with the FDA took place in early March 2022 to continue the discussion around the design and planned conduct of such additional clinical development. Subject to finalizing the design of the trial and obtaining alignment with the FDA, we expect to commence a registration trial for oral sulopenem in uUTI in the second half of 2022. Furthermore, although it did not raise an approvability issue, we have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of December 31, 2021, we had an accumulated deficit of $378.5 million. We expect to continue to incur significant expenses for the foreseeable future as we conduct additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the further clinical development of IV sulopenem and clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of December 31, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $81.4 million. We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2021 should be sufficient to fund our operating expenses and capital expenditure requirements into 2024, based on our current operating plan, and subject to final determination of the design and planned conduct of potential additional clinical and non-clinical development for oral sulopenem. However, this estimate is based on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

We cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. COVID-19 has not yet had a significant impact on the Company’s day to day operations but there can be no assurance that the continued spread of COVID-19 and the responsive measures taken to date will not impact patient enrolment in our ongoing Phase 1 clinical trial related to pediatric indications and any additional clinical trial(s) conducted in response to the CRL to support a potential resubmission of our NDA. Additionally, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for the approval of oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations.

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

•	manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;
•	employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in research and development functions;
•	costs related to compliance with regulatory requirements, including the preparation and support of regulatory filings;
•	facilities costs, depreciation, amortization and other expenses, which include rent under operating lease agreements and utilities; and
•	payments made in cash, equity securities or other forms of consideration under third-party licensing agreements.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We had a Type A meeting with the FDA in September 2021 to discuss the steps required for potential resubmission of the NDA for oral sulopenem and a Type B meeting in December 2021 to discuss the potential design of a new clinical trial to support such resubmission. A further Type B meeting with the FDA took place in early March 2022 to continue the discussion around the design and planned conduct of such additional clinical development. Subject to finalizing the design of the trial and obtaining alignment with the FDA, we expect to commence a registration trial for oral sulopenem in uUTI in the second half of 2022. Furthermore, although it did not raise an approvability issue, we have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the future clinical trial(s) and any potential non-clinical studies intended to support a resubmission of our NDA or that any data generated by future clinical and any potential non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Following receipt of the CRL in the third quarter of 2021, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and plan to limit spending to essential costs required in connection with the potential resubmission of the NDA. If and when we believe regulatory approval of oral sulopenem and/or sulopenem appears likely, we anticipate an increase in payroll and expenses as a result of our preparation for commercial operations.

Interest Expense, Net

Interest expense, net consists of interest incurred and amortization of debt costs on our loan from Silicon Valley Bank (SVB), interest incurred on our note received under the Payment Protection Program (the PPP loan), interest accrued and amortization of debt costs with respect to the 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and Limited Recourse Royalty-Linked Subordinated Notes (RLNs) issued in 2020 (through January 2021), interest earned on our cash and cash equivalents, which are generally invested in money market accounts and interest earned on our investments in marketable securities. Interest on the Exchangeable Notes is not payable until maturity of the instrument unless exchanged prior to maturity in accordance with the terms of the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture) at which time any accrued and unpaid interest becomes due and payable.

Financing Transaction Costs

Financing transaction costs consist of the portion of transaction costs incurred in relation to the private placement completed in January 2020 (Private Placement) and subsequent rights offering (Rights Offering) in September 2020, in which we issued Exchangeable Notes and RLNs, allocated to derivative liabilities (the Derivative liability).

Adjustments to Fair Value of Derivatives

Derivative liabilities are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in the consolidated statements of operations as adjustments to fair value of derivatives.

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

Derivative Liability

We account for derivative instruments in accordance with Accounting Standard Codification (ASC) 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts which require bifurcation and measurement at fair value for accounting purposes on the balance sheet date. Any liabilities recorded at fair value are revalued each reporting period with the resulting change in fair value reflected in the consolidated statements of operations as adjustments to fair value of derivatives.

In determining the appropriate fair values, we use the binomial option pricing model, and in the case of the change of control component, in combination with a discounted cash flow (DCF) analysis. Our derivative financial instruments consist of embedded features in the Exchangeable Notes. The embedded derivatives include provisions that provide the noteholder with certain exchange rights and protections on a fundamental change such as a change of control. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

The binomial option-pricing model uses certain key inputs and assumptions including share price and share price volatility, the exchange rate, risk-free interest rate and dividend yield. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of the derivative liability balances.

Royalty-Linked Notes

On recognition, the RLNs qualified as debt instruments under ASC 470, Debt, and were initially recorded at fair value, applying a DCF model, and then subsequently measured at amortized cost. In January 2021, the RLNs were exchange listed, and therefore, derivative accounting has been applied in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts which require bifurcation and measurement at fair value for accounting purposes on the balance sheet date. Any liabilities recorded at fair value are revalued at each reporting period with the resulting change in fair value reflected in the consolidated statements of operations as adjustments to fair value of derivatives.

The key inputs and assumptions used in the DCF model at each reporting date include the probability of regulatory approval of sulopenem, royalty payments based on estimated sales volumes and the discount rate. These assumptions require significant judgment and any changes could have a material impact in the determination of revaluation of the RLNs at each reporting date.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our operating loss and loss before income tax for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020	Change
	(In thousands)
Operating expenses:
Research and development	(10,712)	(21,074)	10,362
General and administrative	(13,825)	(11,052)	(2,773)
Total operating expenses	$(24,537)	$(32,126)	$7,589
Operating loss	(24,537)	(32,126)	7,589
Total other expense	(66,322)	(19,137)	(47,185)
Loss before income taxes	$(90,859)	$(51,263)	$(39,596)

Research and Development Expenses

	Year ended December 31,
	2021	2020	Change
	(In thousands)
CRO and other preclinical and clinical trial expenses	$2,153	$9,881	$(7,728)
Personnel related (including share-based compensation)	2,630	4,682	(2,052)
Chemistry, manufacturing and control (CMC) related expenses	2,981	3,031	(50)
Consulting fees	2,948	3,480	(532)
Total research and development expenses	$10,712	$21,074	$(10,362)

The decrease in CRO and other preclinical and clinical trial expenses of $7.7 million was primarily due to a decrease in costs incurred related to our three Phase 3 clinical trials, which were completed in 2020. Personnel related expenses decreased by $2.1 million as a result of a reduction in headcount in our CMC, clinical and regulatory functions partially offset by an increase in share-based compensation. Personnel related expenses for the years ended December 31, 2021 and 2020 included share-based compensation expense of $1.3 million and $0.8 million, respectively. CMC related expenses remained flat year over year at approximately $3.0 million. The decrease in consulting fees of $0.5 million was primarily due to the decrease in research and development activities in 2021.

General and Administrative Expenses

	Year ended December 31,
	2021	2020	Change
	(In thousands)
Personnel related (including share-based compensation)	$4,870	$5,433	$(563)
Facility related and other	3,416	3,141	275
Professional and consultant fees	5,539	2,478	3,061
Total general and administrative expenses	$13,825	$11,052	$2,773

Personnel related expenses decreased by $0.6 million primarily as a result of a reduction in headcount in our general and administrative and commercial functions partially offset by an increase in share-based compensation. Personnel related expenses for the years ended December 31, 2021 and 2020 included share-based compensation expense of $2.7 million and $1.8 million, respectively. Facility related and other costs increased by $0.3 million primarily as a result of an increase in directors’ fees and directors’ share-based compensation. Facility related and other costs for the years ended December 31, 2021 and 2020 included directors’ share-based compensation expense of $0.3 million and $0.2 million, respectively. Professional and consulting fees increased by $3.1 million primarily as a result of an increase in consultants used for pre-commercialization activities conducted prior to receipt of the CRL in July 2021 and to support our general and administrative function.

The following table summarizes our total other expense for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020	Change
	(In thousands)
Interest expense, net	$(5,553)	$(15,097)	$9,544
Financing transaction costs	—	(2,848)	2,848
Adjustments to fair value of derivatives	(60,964)	(1,745)	(59,219)
Extinguishment of debt	—	340	(340)
Other income, net	195	213	(18)
Total other expense	$(66,322)	$(19,137)	$(47,185)

Interest Expense, Net

Interest expense, net decreased by $9.5 million for the year ended December 31, 2021 primarily as a result of the decrease in interest accruing on our Exchangeable Notes of $2.1 million, a decrease in the amortization of the debt discounts and deferred financing costs relating to the Exchangeable Notes and RLNs of $6.4 million, a reduction in interest expense of $1.1 million associated with our credit facility with SVB as the outstanding balance reduced as well as an increase in interest income of $0.5 million, partially offset by an increase in unrealized losses of $0.6 million.

Financing Transaction Costs

Financing transaction costs, which include costs expensed on recognition of the Derivative liability, were $2.8 million for the year ended December 31, 2020. No such expenses were incurred for the year ended December 31, 2021.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $61.0 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively. This non-cash adjustment in 2021 related to an increase in the value of derivative components associated with the Exchangeable Notes that were exchanged in the first half of 2021 and an increase in the fair value of our RLNs, partially offset by a decrease in the value of the derivative components associated with the remaining Exchangeable Notes.

Extinguishment of Debt

In November 2020, the SBA forgave $0.3 million of the $0.7 million loan we received in 2020 as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit.

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our operating loss and loss before tax for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019	Change
	(In thousands)
Revenue	$—	$37	$(37)
Operating expenses:
Research and development	21,074	90,774	(69,700)
General and administrative	11,052	11,284	(232)
Total operating expenses	$32,126	$102,058	$(69,932)
Operating loss	(32,126)	(102,021)	69,895
Total other expense	(19,137)	(665)	(18,472)
Loss before income taxes	$(51,263)	$(102,686)	$51,423

Revenue

In June 2017, CARB-X awarded us funds of up to $1.5 million to advance the development of our sulopenem program. The funds were receivable as we incurred qualifying expenses over a 20-month period from August 2017 to March 31, 2019. During the year ended December 31, 2019, we recognized $0.0 million of revenue under this award.

Research and Development Expenses

	Year ended December 31,
	2020	2019	Change
	(In thousands)
CRO and other preclinical and clinical trial expenses	$9,881	$71,962	$(62,081)
Personnel related (including share-based compensation)	4,682	7,971	(3,289)
Chemistry, manufacturing and control (CMC) related expenses	3,031	7,560	(4,529)
Consulting fees	3,480	3,281	199
Total research and development expenses	$21,074	$90,774	$(69,700)

The decrease in CRO and other preclinical and clinical trial related expenses of $62.1 million was primarily due to a decrease in costs incurred related to our three Phase 3 clinical trials, which completed enrollment in the second half of 2019. Personnel related expenses decreased by $3.3 million as a result of a reduction in headcount in our CMC and clinical functions. Personnel related expenses for the years ended December 31, 2020 and 2019 included share-based compensation expense of $0.8 million and $0.7 million, respectively. CMC related expenses decreased by $4.5 million primarily as a result of the completion of process validation for the active pharmaceutical ingredient by our primary supplier in 2019. The increase in consulting fees of $0.2 million was primarily due to an increase in consultants used for preparation of our NDA filing in the fourth quarter of 2020 partially offset by a decrease in consultants used in relation to our Phase 3 clinical trials.

General and Administrative Expenses

	Year ended December 31,
	2020	2019	Change
	(In thousands)
Personnel related (including share-based compensation)	$5,433	$4,861	$572
Facility related and other	3,141	3,308	(167)
Professional and consultant fees	2,478	3,115	(637)
Total general and administrative expenses	$11,052	$11,284	$(232)

Personnel related expenses increased by $0.6 million primarily as a result of an increase in share-based compensation for employees in our general and administrative and commercial functions partially offset by a decrease in headcount. Personnel related expenses for the years ended December 31, 2020 and 2019 included share-based compensation expense of $1.8 million and $1.0 million respectively. Facility related and other costs decreased by $0.2 million primarily as a result of a decrease in directors’ fees, Board travel and directors’ share-based compensation, partially offset by an increase in insurance. Facility related and other costs for the  years ended December 31, 2020 and 2019 included directors share-based compensation expense of $0.2 million and $0.5 million, respectively. Professional and consulting fees decreased by $0.6 million primarily as a result of a decrease in consultants used for pre-commercialization activities partially offset by increased legal fees.

The following table summarizes our total other expense for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019	Change
	(In thousands)
Interest expense, net	$(15,097)	$(861)	$(14,236)
Financing transaction costs	(2,848)	—	(2,848)
Adjustments to fair value of derivatives	(1,745)	-	(1,745)
Extinguishment of debt	340	—	340
Other income, net	213	196	17
Total other expense	$(19,137)	$(665)	$(18,472)

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

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with CARB-X. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the Private Placement and the Rights Offering pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through December 31, 2021, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering on June 3, 2020 (June 3 Offering) and the registered direct offering on June 30, 2020 (June 30 Offering) and $1.8 million from the exercise of warrants issued in the June 30 Offering, net proceeds of $15.5 million from the underwritten offering completed in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October Offering, net proceeds of $42.1 million from the underwritten offering completed in February 2021 (February Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February Underwritten Offering and net proceeds of $32.2 million from the registered direct offering completed in February 2021 (February Registered Direct Offering).

As of December 31, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $81.4 million.

Secured credit facility

On April 27, 2018, our subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (Borrowers), entered into a loan and security agreement with SVB (Loan and Security Agreement) pursuant to which SVB agreed to lend the Borrowers up to $30.0 million in two term loans. $15.0 million of the secured credit facility was funded on closing. A second draw of up to $15.0 million was available to us through October 31, 2019, upon satisfaction of either of the following: (i) the achievement by us of both non-inferiority and superiority primary endpoints from our Phase 3 uUTI trial, as well as reporting satisfactory safety data from the trial, or (ii) the achievement of non-inferiority primary endpoints from both our Phase 3 uUTI and cUTI trials, as well as reporting satisfactory safety data from the trials. A non-utilization fee of 1.50% of the aggregate undrawn principal amount was to apply if we satisfied the above conditions but chose not to draw down the second term loan. We did not satisfy the conditions for the second draw above before the deadline of October 31, 2019.

Required monthly amortization payments for the initial $15.0 million draw commenced on November 1, 2019 and total principal repayments of $6.2 million were made during the year ended December 31, 2021. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, are due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $0.6 million, which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter. All outstanding amounts, including the final interest payment, were repaid on March 1, 2022, effectively terminating the Loan and Security Agreement.

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

Obligations under the secured credit facility were secured by substantially all of our existing and future assets and the existing and future assets of our subsidiaries, including intellectual property.

In connection with the Private Placement, Iterum Bermuda was joined as a party to the Loan and Security Agreement as a borrower and the Loan and Security Agreement was amended to, among other things, modify the definition of subordinated debt to include the RLNs and Exchangeable Notes.

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.02 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to December 31, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2021 was $12.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $44.7 million, after deducting placement agent fees and offering expenses.

Registered Direct Offerings

On June 3, 2020, we entered into a securities purchase agreement (June 3 SPA) with certain institutional investors (June 3 Purchasers) pursuant to which we issued and sold, in the June 3 Offering, an aggregate of 2,971,770 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.6825, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. We offered the ordinary shares in the June 3 Offering pursuant to our universal shelf registration statement on Form S-3. Pursuant to the June 3 SPA, in a concurrent private placement, we issued and sold to the June 3 Purchasers warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. The closing date of the June 3 Offering was June 5, 2020. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3 SPA, were issued to designees of the placement agent on the closing of the June 3 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $2.1031 per ordinary share, and will expire on June 3, 2025.

On June 30, 2020, we entered into a securities purchase agreement (June 30 SPA) with certain institutional investors (June 30 Purchasers) pursuant to which we issued and sold in the June 30 Offering an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. We offered the ordinary shares in the June 30 Offering pursuant to our universal shelf registration statement on Form S-3. Pursuant to the June 30 SPA, in a concurrent private placement, we issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants were exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The June 30 Offering closed on July 2, 2020. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $1.8531 per ordinary share, and will expire on June 30, 2025.

On February 9, 2021, we entered into a securities purchase agreement (February SPA) with certain institutional investors pursuant to which we issued and sold in the February Registered Direct Offering an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price of $2.00 per share, for aggregate net proceeds to us of approximately $32.2 million after deducting placement agent fees and other offering expenses payable by us. We offered the ordinary shares in the February Registered Direct Offering pursuant to our universal shelf registration statement on Form S-3. The February Registered Direct Offering closed on February 12, 2021. Warrants to purchase 1,225,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February Registered Direct Offering. Upon closing, warrants issued to such designees became exercisable immediately at an exercise price of $2.50 per ordinary share, subject to adjustment in certain circumstances, and will expire on February 9, 2026.

October Offering

On October 27, 2020, we completed the October Offering in which we sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding ordinary shares immediately following the consummation of the October Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Our net proceeds from the October Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $15.5 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of December 31, 2020, all pre-funded warrants had been exercised for net proceeds of $0.11 million. In connection with the October Offering, we entered into a securities purchase agreement (Purchase Agreement) on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025.

February 2021 Underwritten Offering

On February 3, 2021, we entered into an underwriting agreement (Underwriting Agreement) pursuant to which we issued and sold 34,782,609 ordinary shares, $0.01 nominal value per share, at a public offering price of $1.15 per share. We offered the ordinary shares in the February Underwritten Offering pursuant to our universal shelf registration statement on Form S-3. The February Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, we granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This increased the total number of ordinary shares we sold in the February Underwritten Offering to 40,000,000 shares, which resulted in aggregate net proceeds of approximately $42.1 million after deducting underwriting discounts and commissions and offering expenses. In addition, pursuant to the Underwriting Agreement, we agreed to issue to the underwriter’s designees warrants to purchase 2,800,000 ordinary shares, which is equal to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering. The warrants issued to such designees of the underwriter have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

Payment Protection Program

In April 2020, we began deferring payment on our share of U.S. payroll taxes owed, as allowed by the CARES Act through December 31, 2020. We paid half of our share of the 2020 U.S. payroll taxes owed in December 2021, with the remaining half due in December 2022.

On April 3, 2020, the U.S. Small Business Administration (SBA) launched the Paycheck Protection Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (the Borrower), entered into the PPP loan with SVB under the Paycheck Protection Program, pursuant to the Borrower receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due until the earlier of the SBA remitting the forgiveness amount to the Borrower or the deferral period. Following the deferral period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $0.3 million of the loan in November 2020, and the remaining loan of $0.4 million began amortization in December 2020 with equal monthly repayments of $26, repaying the outstanding loan balance by March 2022.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Net cash used in operating activities	$(15,842)	$(54,528)	$(81,922)
Net cash (used in) / provided by investing activities	(54,595)	(11)	40,101
Net cash provided by financing activities	83,127	64,475	2,063
Effect of exchange rates on cash and cash equivalents	4	(11)	(22)
Net increase / (decrease) in cash	$12,694	$9,925	$(39,780)

Operating Activities

During the year ended December 31, 2021, operating activities used $15.8 million of cash, resulting from our net loss of $91.6 million and net cash used by changes in our operating assets and liabilities of $0.4 million, partially offset by non-cash charges of $76.2 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of decreases in other liabilities and accrued expenses, offset by a decrease in prepaid expenses and other current assets, primarily due to the refund of the FDA filing fees of $2.9 million received in January 2021.

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

During the year ended December 31, 2019, operating activities used $81.9 million of cash, resulting from our net loss of $103.1 million, partially offset by net cash provided by changes in our operating assets and liabilities of $17.9 million and non-cash charges of $3.3 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of increases in accounts payable and accrued expenses, primarily due to increases in clinical trial expenses, and a decrease in prepaid expenses and other current assets, largely related to the use of prepayments previously made to contract research organizations, partially offset by an increase in other assets, primarily related to advance payments to a supplier, and a decrease in other liabilities as a result of payments made for operating leases.

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was primarily related to purchases of short-term investments of $67.0 million, partially offset by sales of short-term investments of $12.5 million. During the year ended December 31, 2020, net cash used in investing activities was related to purchases of property and equipment. During the year ended December 31, 2019, net cash provided by investing activities of $40.1 million was primarily related to sales of short-term investments.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $83.1 million and consisted of net cash proceeds of $42.1 million from the February Underwritten Offering, net cash proceeds of $32.2 million from the February Registered Direct Offering and $15.3 million from the exercise of warrants, partially offset by principal repayments of $6.5 million made to SVB under the Loan and Security Agreement and the PPP loan. During the year ended December 31, 2020, net cash provided by financing activities was $64.5 million and consisted of net cash proceeds of approximately $45.0 million from the Private Placement and the Rights Offering, net cash proceeds of $8.6 million from the June 3 and June 30 Offerings, net cash proceeds of approximately $15.5 million from the October Offering, net cash proceeds of $0.9 million from the exercise of warrants and $0.7 million from the drawdown of the PPP loan, partially offset by principal repayments of $6.2 million made to SVB under the Loan and Security Agreement. During the year ended December 31, 2019, net cash provided by financing activities was $2.1 million and consisted of net cash proceeds from the issuance of ordinary shares under the subscription agreement with a supplier of $3.1 million, partially offset by principal repayments of $1.0 million made to SVB under the Loan and Security Agreement.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, resume any pre-commercialization activities and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•

conduct additional clinical trials for oral sulopenem and/or sulopenem, which include our ongoing Phase 1 clinical trial related to pediatric indications, and additional clinical trials that may be conducted to support potential resubmission of our NDA for oral sulopenem;

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

•	any other activities that may be required in connection with the potential resubmission of the NDA for oral sulopenem;
•	the timing of regulatory filings including a potential resubmission of the NDA for oral sulopenem;
•	the timing of regulatory review and potential approval of any product candidates, including oral sulopenem for the treatment of uUTI;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product candidates in additional indications;
•	the amount of funding that we receive under government awards that we may apply for in the future;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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
•

the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct any additional clinical trial(s) to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including oral sulopenem for the treatment of uUTI; and

•

the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

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

Contractual Obligations and Commitments

Under the Pfizer License, we have agreed to make certain regulatory and sales milestone payments and are obligated to make a potential one-time payment related to sublicensing income that exceeds a certain threshold. We are obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs. There was no payment due for each of the Payment Measuring Periods ending June 30, 2020, December 31, 2020, June 30, 2021 and December 31, 2021. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return). Other than the principal amount of $104, we have not included any payment obligations on the RLNs in the table above as the amount, timing and likelihood of such payments are not known.

Our operating lease obligations primarily consist of payments for office space and commercial property, which are described further in Note 8 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease obligations due within one year of December 31, 2021 are $0.7 million, and future contractual payments on operating lease obligations due greater than one year from December 31, 2021 are $1.7 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and marketable securities of $81.3 million as of December 31, 2021, consisting of cash, commercial paper and U.S. treasury bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. An immediate interest rate increase of 100 basis points would result in a decrease of $0.3 million in the fair market value of our portfolio as of December 31, 2021. Such losses would only be realized if we sold the investments prior to maturity.

Based on the $1.6 million outstanding under the credit facility as of December 31, 2021, a 100 basis point change in interest rates would not have had a material impact on our net interest expense in fiscal year 2021. The interest rate on our secured credit facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above The Wall Street Journal prime rate. The Wall Street Journal prime rate decreased from 5.50% to 5.25% on August 1, 2019, to 5.00% on September 19, 2019, to 4.75% on October 31, 2019, to 4.25% on March 4, 2020 and to 3.25% on March 16, 2020. We do not currently engage in any hedging activities against changes in interest rates.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2021 and 2020, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the years ended December 31, 2021 and 2020. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

ITERUM THERAPEUTICS PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Iterum Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iterum Therapeutics plc and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity/(deficit), and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

s/ KPMG

We have served as the Company’s auditor since 2015.

Dublin, Ireland
March 28, 2022

ITERUM THERAPEUTICS PLC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$27,446	$14,508
Short-term investments	53,898	—
Prepaid expenses and other current assets	1,922	6,904
Current portion of restricted cash	—	60
Total current assets	83,266	21,472
Intangible asset, net	3,435	—
Property and equipment, net	91	421
Restricted cash, less current portion	64	248
Other assets	4,653	10,651
Total assets	$91,509	$32,792
Liabilities and Shareholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$878	$816
Accrued expenses	1,165	1,829
Derivative liability	6,058	28,865
Current portion of long-term debt	1,627	6,374
Current portion of royalty-linked notes	—	114
Other current liabilities	2,992	3,598
Income taxes payable	221	102
Total current liabilities	12,941	41,698
Long-term debt, less current portion	6,930	22,462
Royalty-linked notes, less current portion	17,968	13,389
Other liabilities	3,436	5,802
Total liabilities	$41,275	$83,351
Commitments and contingencies (Note 15)
Shareholders’ equity / (deficit):
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued at December 31, 2021 and December 31, 2020	—	—
Ordinary shares, $0.01 par value per share: 300,000,000 shares authorized, 182,775,282 shares issued at December 31, 2021; 150,000,000 shares authorized, 49,431,028 shares issued at December 31, 2020	1,827	494
Additional paid-in capital	426,900	235,876
Accumulated deficit	(378,493)	(286,929)
Total shareholders' equity / (deficit)	50,234	(50,559)
Total liabilities and shareholders’ equity / (deficit)	$91,509	$32,792

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended December 31,
	2021	2020	2019
Revenue	$—	$—	$37
Operating expenses:
Research and development	(10,712)	(21,074)	(90,774)
General and administrative	(13,825)	(11,052)	(11,284)
Total operating expenses	(24,537)	(32,126)	(102,058)
Operating loss	(24,537)	(32,126)	(102,021)
Interest expense, net	(5,553)	(15,097)	(861)
Financing transaction costs	—	(2,848)	—
Adjustments to fair value of derivatives	(60,964)	(1,745)	—
Extinguishment of debt	—	340	—
Other income, net	195	213	196
Total other expense	(66,322)	(19,137)	(665)
Loss before income taxes	(90,859)	(51,263)	(102,686)
Income tax expense	(705)	(743)	(444)
Net loss and comprehensive loss	(91,564)	(52,006)	(103,130)
Net loss attributable to ordinary shareholders	$(91,564)	$(52,006)	$(103,130)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(0.56)	$(2.17)	$(7.10)
Weighted average ordinary shares outstanding – basic and diluted	163,367,681	24,009,818	14,518,036

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Shareholders’ Equity / (Deficit)

(In thousands, except share and per share data)

	Ordinary Shares		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2018	14,352,046	$144	$203,271	$(131,793)	$71,622
Issuance of ordinary shares in conjunction with vesting of restricted share units	36,924	—	—	—	—
Exercise of share options	18,232	—	60	—	60
Issuance of ordinary shares under subscription agreement	461,771	5	3,032	—	3,037
Share-based compensation expense	—	—	2,173	—	2,173
Net loss	—	—	—	(103,130)	(103,130)
Balance at December 31, 2019	14,868,973	$149	$208,536	$(234,923)	$(26,238)
Issuance of ordinary shares, net	34,562,055	345	12,987	—	13,332
Share-based compensation expense	—	—	2,759	—	2,759
Issuance of warrants for ordinary shares	—	—	11,594	—	11,594
Net loss	—	—	—	(52,006)	(52,006)
Balance at December 31, 2020	49,431,028	$494	$235,876	$(286,929)	$(50,559)
Issuance of ordinary shares, net	58,189,500	581	67,581	—	68,162
Share-based compensation expense	—	—	4,319	—	4,319
Issuance of warrants for ordinary shares	—	—	6,199	—	6,199
Exercise of warrants for ordinary shares	21,266,414	213	15,076	—	15,289
Issuance of ordinary shares on conversion of exchangeable notes	53,888,340	539	97,849	—	98,388
Net loss	—	—	—	(91,564)	(91,564)
Balance at December 31, 2021	182,775,282	$1,827	$426,900	$(378,493)	$50,234

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(91,564)	$(52,006)	$(103,130)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	391	161	152
Amortization	1,713	—	—
Share-based compensation expense	4,319	2,759	2,173
Gain on short term investments	—	—	(125)
Non-cash gain on short term investments	636	—	—
Interest on short-term investments	(290)	—	(5)
Amortization of debt discount and deferred financing costs	4,097	10,929	362
Interest on exchangeable notes - non-cash	1,078	3,180	—
Financing transaction costs included in financing activities	—	2,848	—
Adjustments to fair value of derivatives	60,964	1,745	—
Extinguishment of debt	—	(340)	—
Other	3,254	752	752
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,008	1,671	2,471
Other assets	(8)	308	(1,166)
Accounts payable	63	(14,671)	11,446
Accrued expenses	(662)	(10,628)	5,851
Income taxes	271	(120)	123
Other liabilities	(1,112)	(1,116)	(826)
Net cash used in operating activities	(15,842)	(54,528)	(81,922)
Cash flows from investing activities:
Purchases of property and equipment	(61)	(11)	(24)
Purchases of short-term investments	(67,034)	—	—
Proceeds from sale of short-term investments	12,500	—	40,125
Net cash (used in) / provided by investing activities	(54,595)	(11)	40,101
Cash flows from financing activities:
Proceeds from PPP Loan	—	744	—
Repayments of long-term debt	(6,516)	(6,233)	(1,034)
Proceeds from private placement and rights offering, net of transactions costs	—	45,038	—
Proceeds from issuance of ordinary shares, net of transaction costs	89,643	24,926	3,037
Proceeds from exercise of share options	—	—	60
Net cash provided by financing activities	83,127	64,475	2,063
Effect of exchange rates on cash and cash equivalents	4	(11)	(22)
Net increase / (decrease) in cash, cash equivalents and restricted cash	12,694	9,925	(39,780)
Cash, cash equivalents and restricted cash, at beginning of period	14,816	4,891	44,671
Cash, cash equivalents and restricted cash, at end of period	$27,510	$14,816	$4,891
Supplemental Disclosure of Cash Flow Information:
Income tax paid—U.S.	$435	$120	$414
Interest paid	416	996	1,399

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(1)Nature of Operations and Basis of Presentation

Iterum Therapeutics plc (the Company) was incorporated under the laws of the Republic of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. The Company maintains its registered office at Fitzwilliam Court, 1st Floor, Leeson Close, Dublin 2, Ireland. The Company commenced operations in November 2015. The Company licensed global rights to its novel anti-infective compound, sulopenem, from Pfizer Inc. (Pfizer). The Company is a clinical-stage pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first oral penem available in the United States and the first and only oral and intravenous (IV) branded penem available globally.

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with Silicon Valley Bank (SVB) including the Paycheck Protection Program loan (PPP loan), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement (Private Placement) and subsequent rights offering (Rights Offering) pursuant to which its wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold approximately $51.8 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities). The Company has not generated any product revenue. The Company is subject to risks and uncertainties common to early-stage companies in the pharmaceutical industry, including, but not limited to, the ability to secure additional capital to fund operations, failure to achieve regulatory approval, failure to successfully develop and commercialize its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. Product candidates currently under development will require additional research and development efforts, including regulatory approval prior to commercialization.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan, payments received under the CARB-X program and proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $91,564, $52,006 and $103,130 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had an accumulated deficit of $378,493 as of December 31, 2021 and expects to continue to incur net losses for the foreseeable future. Management believes that its cash and cash equivalents balance of $27,446 and short-term investments of $53,898 at December 31, 2021 are sufficient to fund operations into 2024. In making this assessment management have considered the planned operations of the company and the ability to adjust its plans if required.

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

The Company cannot foresee if and when the outbreak of COVID-19 will be effectively contained, nor can the Company predict the severity and duration of its impact. COVID-19 has not yet had a significant impact on the Company’s day to day operations but there can be no assurance that the continued spread of COVID-19 and the responsive measures taken to date will not impact patient enrolment in our ongoing Phase 1 clinical trial related to pediatric indications and any additional clinical trial(s) conducted in response to the Complete Response Letter (CRL) from the FDA to support a potential resubmission of our New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs). Additionally, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact the Company’s ability to initiate or complete future clinical trials, disrupt the Company’s regulatory and commercialization activities, and result in other adverse effects on the Company’s business and operations.

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

(2)Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of share-based compensation awards, the valuation of the RLNs and the Derivative liabilities, and the accrual for research and development expenses. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ materially from those estimates. The Company has contemplated the impact of COVID-19 within its financial statements and is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities.

Specifically, management has estimated variables used to calculate the discounted cash flow analysis (DCF) and assumptions used in the binomial option pricing model to value derivative instruments (see Note 3 – Fair Value of Financial Assets and Liabilities).

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity / (deficit) that result from transactions and economic events other than those with shareholders. For the periods presented in the accompanying consolidated financial statements, there was no difference between net loss and comprehensive loss.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the FDIC up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $114 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s consolidated balance sheet is a certificate of deposit for $30 and $90 for the years ended December 31, 2021 and 2020, respectively, which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease (see Note 8 – Leases). Also included within restricted cash on the Company’s consolidated balance sheet is $17 and $17 for the years ended December 31, 2021 and 2020, respectively, relating to the warrants issued on June 5, 2020 pursuant to the June 3 SPA, $6 and $19 for the years ended December 31, 2021 and 2020, respectively, relating to the warrants issued on July 2, 2020 pursuant to the June 30 SPA and $11 and $182 for the years ended December 31, 2021 and 2020, respectively, relating to warrants issued in the October Offering. On the closing date of each of the registered direct offerings in June 2020 (June 3 Offering) and July 2020 (June 30 Offering) and the underwritten offering in October 2020 (October Offering), each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

Intangible Assets

The Company’s finite-lived intangible asset is stated at cost less accumulated amortization. The Company calculates amortization expense using the straight-line method over the estimated useful life of the related asset which the Company believes reasonably represents the time period in which the economic benefit of the intangible asset is consumed or otherwise realized. The Company reviews the recoverability of the finite-lived intangible asset and, when there are indications that this asset is more likely than not to have become impaired, will test for impairment.

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

Research and Development Expenses

The Company expenses the cost of research and development as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, facilities costs, depreciation, amortization, manufacturing expenses and external costs of third-parties engaged to supply active pharmaceutical ingredient and drug product and conduct preclinical and clinical development activities and trials, as well as the cost of licensing technology, license fees, and other external costs. Advance payments for goods and services that will be used in future research and development activities are recorded as prepaid expenses and expensed when the activity is performed or when the goods have been received.

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

The Company recognized the CARB-X award as revenue, rather than as a reduction of research and development expenses, because the Company was the principal in conducting the research and development activities and this contract was central to its ongoing operations. Revenue was recognized as the qualifying expenses related to the contract were incurred. Five steps are applied in the revenue recognition process: (1) identify the contract with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the Company’s consolidated balance sheet as other prepaid assets. The related costs incurred by the Company were included in research and development expenses in the Company’s consolidated statements of operations and comprehensive loss. No revenue was recognized for the years ended December 31, 2021 and 2020. The Company recognized $37 as revenue for the year ended December 31, 2019 in respect of the CARB-X award.

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

The Company’s short-term investments, RLNs and Derivative liability (and previously the advance payments to a supplier) are carried at fair value, determined according to the fair value hierarchy above, see Note 3 for further details. The carrying amounts reported in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts which require bifurcation and measurement at fair value for accounting purposes on the balance sheet date. Any liabilities recorded at fair value are revalued each reporting period with the resulting change in fair value reflected in adjustments to fair value of derivatives.

In determining the appropriate fair values, the Company uses a variety of valuation techniques applying the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, which are discussed in Note 3 – Fair Value of Financial Assets and Liabilities. The Company’s derivative financial instruments consist of embedded features in the Exchangeable Notes. The embedded derivatives include provisions that provide the noteholder with certain exchange rights and protections on a fundamental change such as a change of control. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

Royalty-Linked Notes

On recognition, the RLNs qualified as debt instruments under ASC 470, Debt, and were initially recorded at fair value, applying a DCF model, and then subsequently measured at amortized cost. In January 2021, the RLNs were exchange listed, and therefore, derivative accounting has been applied in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts which require bifurcation and measurement at fair value for accounting purposes on the balance sheet date. Any liabilities recorded at fair value are revalued at each reporting period with the resulting change in fair value reflected in adjustments to fair value of derivatives.

Ordinary Share Warrants

The Company accounts for ordinary share warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), provided that such warrants are indexed to the Company's own shares is classified as equity. The Company completed a number of offerings containing freestanding derivatives which satisfy the criteria for classification as equity instruments as the warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company's own stock. The Company assesses classification of its ordinary share warrants at each reporting date to determine whether the instruments still qualify for the scope exception under ASC 815.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the United States to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of December 31, 2021, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on our effective tax rate.

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period; in accordance with ASC 260, Earnings per Share. For the periods presented, the ordinary shares underlying the options, unvested restricted share units, unvested performance restricted share units, warrants and the Exchangeable Notes have been excluded from the calculation because they would be anti-dilutive.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Year ended December 31,
	2021	2020	2019
Options to purchase ordinary shares	16,029,810	953,377	1,150,270
Unvested restricted share units	1,785,328	—	31,367
Unvested performance restricted share units	—	983,000	50,000
Warrants	7,202,878	24,444,292	19,890
Exchangeable Notes	18,260,787	70,725,058	—
Total	43,278,803	97,105,727	1,251,527

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

The distribution of total operating expenses by geographical area was as follows:

	Year ended December 31,
Operating expenses	2021	2020	2019
Ireland	$15,926	$23,423	$90,792
U.S.	8,554	8,703	11,266
Bermuda	57	—	—
Total	$24,537	$32,126	$102,058

The distribution of long-lived assets by geographical area was as follows:

Long lived assets	December 31, 2021	December 31, 2020
Ireland	$7,601	$8,101
U.S.	578	2,971
Total	$8,179	$11,072

Retirement Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all U.S. employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. If the 401(k) Plan is considered top-heavy at the end of the financial year, with key employee accounts accounting for greater than 60% of total 401(k) Plan assets, the Company is required to contribute a deferral rate of up to 3% to the 401(k) Plan on behalf of certain employees. The Company was not required to make a top-heavy contribution for the years ended December 31, 2021, 2020 and 2019.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. If the estimate of future demand changes, the Company considers the impact on the reserve for excess inventory and adjusts the reserve as required. Increases in the reserve are recorded as charges in cost of product sales. For product candidates that have not been approved by the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expenses. For products that have been approved by the FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the clinical trial. Prior to an advisory committee providing a recommendation to the FDA that the Company’s application should be approved, costs related to

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

manufacturing the product candidates are recorded as research and development expenses. All direct manufacturing costs incurred after this recommendation will be capitalized into inventory. The Company had no inventory as of December 31, 2021 or December 31, 2020.

Contingent Consideration

Certain license agreements contain milestone payments that could result in the requirement to make contingent consideration payments, see Note 15 for further details. Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment. The fair value of the contingent consideration is measured at each reporting period. Any related unwinding of discount is recognized as a finance expense. Other changes in fair value are recognized in profit or loss or capitalized as an intangible asset depending on the stage of development. As of December 31, 2021, no milestones had been met that required the Company to recognize contingent consideration.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The new standard became effective for the Company on January 1, 2021 and adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in ASU 2020-01 clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The new standard became effective for the Company on January 1, 2021 and adoption did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than annual and interim periods in fiscal years beginning after December 15, 2020. ASU 2020-06 is not expected to have a material impact on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies an issuer’s accounting for modifications or exchanges of freestanding written call options that remain equity-classified after modification. The ASU 2021-04 is effective for all entities for interim and annual periods in fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period, as of the beginning of that fiscal year. ASU 2021-04 is not expected to have a material impact on the consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments, which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if a different classification would result in a commencement date selling loss (Day 1 loss). For entities that have adopted ASU 2016-02, Leases, as of July 19, 2021, ASU 2021-05 is effective for annual and interim periods in fiscal years beginning after December 15, 2021 for public business entities and annual periods in fiscal years beginning after December 15, 2021 and interim periods in fiscal years beginning after December 15, 2022 for all other entities. Early adoption is permitted. For entities that had not yet adopted ASU 2016-02 as of July 19, 2021, ASU 2021-05 is effective on adoption of ASU 2016-02. ASU 2021-05 is not expected to have a material impact on the consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(3)	Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

December 31, 2021
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$53,898	53,898	—	—

December 31, 2020
Assets	Total	Level 1	Level 2	Level 3
Other assets – advance payment to supplier	$3,357	—	—	3,357

See Note 4 for further details on the short-term investments held. The other asset above relates to advance payments made to a supplier over the period June 2016 to January 2020 that were recorded at fair value using DCF analysis as of December 31, 2020 based on the terms of the original agreement. An amendment to this agreement was signed in December 2021 and these amounts are now recorded as an intangible asset. See Note 6 for further details of this intangible asset.

The carrying amounts reported in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

The following table presents information about the Company’s debt, Exchangeable Notes, Derivative liability and RLNs and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value. The Company’s long-term debt and Exchangeable Notes were carried at amortized cost on the consolidated balance sheet as of December 31, 2021 and December 31, 2020, and the RLNs were carried at amortized cost on the consolidated balance sheet as of December 31, 2020.
December 31, 2021
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$1,627	$1,627	—	1,627	—
Exchangeable Notes
Long-term exchangeable note	6,930	9,495	—	9,495	—
Derivative liability - exchange option and change of control	6,058	6,058	—	—	6,058
Revenue Futures
Long-term royalty-linked notes, less current portion	17,968	17,968	—	—	17,968
Total	$32,583	$35,148	—	$11,122	$24,026

December 31, 2020
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$6,374	$6,374	—	6,374	—
Long-term debt, less current portion	1,626	1,512	—	1,512	—
Exchangeable Notes
Long-term exchangeable note	20,836	31,493	—	31,493	—
Derivative liability - exchange option and change of control	28,865	28,865	—	—	28,865
Revenue Futures
Current portion of royalty-linked notes	114	114	—	—	114
Long-term royalty-linked notes, less current portion	13,389	16,379	—	—	16,379
Total	$71,204	$84,737	—	39,379	45,358

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The fair value of long-term Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the indenture governing the Exchangeable Notes (Exchangeable Note Indenture), without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of December 31, 2021 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 10 – Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium are presented as a Derivative liability upon issuance of the Exchangeable Notes under the Private Placement and Rights Offering and are subsequently remeasured to fair value at the end of each reporting period. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Note (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, what was adjusted from the initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Note Indenture. Beginning on January 21, 2021 to December 31, 2021, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2021 was $12,607. The fair value of the exchange option at December 31, 2021 is $4,565.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Note Indenture, the Company will be required to pay each holder of an Exchangeable Note the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The Derivative liability, representing the change of control feature, was recorded at a fair value of $1,493 at December 31, 2021.

The fair value of each component of the Derivative liability was determined using the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of December 31, 2021 include the terms of the Exchangeable Notes Indenture, the Company’s share price and market capitalization, the expected annual volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture, and the risk-free interest rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's Derivative liability for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Balance at January 1, 2021 / Inception	$28,865	$27,120
Conversion of Exchangeable Notes	(80,512)	—
Adjustment to fair value	57,705	1,745
Balance at December 31, 2021	$6,058	$28,865

The following summary table shows the assumptions used in the binomial option pricing model to estimate the fair value of the exchange option:

	December 31, 2021	December 31, 2020
Share price	0.392	0.989
Market capitalization	71,647,911	48,887,287
Volatility	130.00%	120.00%
Risk-free interest rate	1.00%	0.26%
Dividend rate	0%	0%

The additional significant assumption used in the DCF model, to estimate the fair value of the change of control feature at December 31, 2021, was management’s assumption regarding the probability of a fundamental change pursuant to the terms of the Exchangeable Notes Indenture.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

 The RLN liability is carried at fair value on the consolidated balance sheet as of December 31, 2021 (amortized cost as of December 31, 2020) (see Note 11 – Royalty-Linked Notes). The total fair value of $17,968 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 20% and 21% for the years ended December 31, 2021 and 2020, respectively. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

(4)	Short-term Investments

The Company classifies its short-term investments as available for sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at year end consist of corporate entity commercial paper and U.S. Treasury and Agency Bonds with maturities of more than three months at the date of purchase. Short-term investments as of December 31, 2021 have a weighted average maturity of 0.78 years. The investments are reported at fair value with unrealized gains or losses recorded in the consolidated statements of operations and comprehensive loss. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. The fair value of short-term investments is represented by Level 1 fair value measurements – quoted prices in active markets for identical assets.

The following table represents the Company’s available for sale short-term investments by major security type as of December 31, 2021:

December 31, 2021					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$37,549	17	(570)	36,996	31,833	5,163
U.S. Treasury and Agency Bonds	16,984	6	(88)	16,902	—	16,902
Total	$54,533	23	(658)	53,898	31,833	22,065

The Company did not hold any short-term investments for the year ended December 31, 2020.
(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2021	December 31, 2020
Research and development tax credit receivable	$840	$801
Prepaid insurance	624	415
Interest receivable	290	—
Value added tax receivable	75	64
Other prepaid assets	56	231
Short-term deposits	37	2,360
Refundable FDA filing fee (1)	—	2,876
Prepaid research and development expenses	—	157
Total	$1,922	$6,904
(1) FDA filing fee refund of $2,876 was received in January 2021

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(6)	Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	December 31, 2021	December 31, 2020
Gross intangible asset	$5,148	—
Less: accumulated amortization	(1,713)	—
	$3,435	—

On December 10, 2021, the Company entered into an amendment to an agreement with a supplier whereby advance payments made from June 2016 to January 2020 are being set against a reservation fee for a tableting facility for the period from January 1, 2021 to December 31, 2023. This reservation right is being amortized over the three year term of the amended agreement.

(7)	Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	December 31, 2021	December 31, 2020
Leasehold improvements	$148	$592
Furniture and fixtures	120	120
Laboratory equipment	86	86
Computer equipment	23	137
	377	935
Less: accumulated depreciation	(286)	(514)
	$91	$421

Depreciation expense was $391, $161 and $152 for the years ended December 31, 2021, 2020 and 2019, respectively.
(8)	Leases

The Company has entered into a number of long-term operating leases, primarily for office space and commercial property. These leases have remaining terms which range from six months to 16.5 years. One lease contains a termination option which can reduce the lease term for a period of 10 years, however the remaining lease term does not represent this early termination date as management has concluded that it is reasonably certain that the Company will not exercise this option. Another lease contains a renewal term which can extend the lease term for an additional period of three years. This renewal option is represented in the remaining lease term as management has concluded that it is reasonably certain that the Company will exercise the renewal option. In September 2020, the Company entered into a sub-lease agreement for a commercial unit that extends through September 2023. In November 2021, the Company entered into a 12-month lease for office space and has elected not to apply the measurement and recognition requirements of ASC 842 to this short-term lease as any optional renewal term is not considered reasonably certain of exercise by the Company. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $1,009, $991 and $1,015 of operating lease costs for right-of-use assets during the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognized $335 and $118 of sublease income during the years ended December 31, 2021 and 2020, respectively. The Company was not party to any sublease agreement during the year ended December 31, 2019.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	December 31, 2021	December 31, 2020
Cash paid for operating lease liabilities	$944	$1,116

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term	13.97 years	13.2 years
Weighted-average discount rate	7.0%	7.5%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	December 31, 2021	December 31, 2020
Other assets	$3,741	$5,261

Other current liabilities	$464	$573
Other liabilities	3,436	5,172
Total lease liabilities	$3,900	$5,745

The Company has recorded the reduction in carrying amount of the right-of-use assets and the change in the lease liability in the Other category within the operating section of the consolidated statement of cash flows.

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2021 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended December 31,
2022	$710
2023	525
2024	434
2025	364
2026	313
Thereafter	3,520
$5,866
Less imputed interest	(1,966)
Total lease liabilities	$3,900

(9)	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
Accrued payroll and bonus expenses	$771	$966
Accrued other expenses	272	614
Accrued manufacturing expenses	77	105
Accrued clinical trial costs	45	144
Total	$1,165	$1,829

(10)	Debt

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

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $6,207 were made during the year ended December 31, 2021. Interest accrues at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and is payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, will be due and payable on the earliest to occur of March 1, 2022 (the maturity date), the acceleration of the term loan or the prepayment of the term loan. The final payment fee of $630 which represents 4.2% of the funded loan, is accreted using the effective interest method over the life of the loan as interest expense. Voluntary prepayments are permitted at any time, subject to a prepayment fee of 4.00% in the first year, 3.00% in the second year, and 2.00% thereafter.

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt is approximately 12.51% as of December 31, 2021. The Company recognized $556, $1,355 and $1,761 of interest expense related to the Loan and Security Agreement during the years ended December 31, 2021, 2020 and 2019, respectively, including $142, $404 and $362 related to the accretion of the debt discounts and deferred financing costs during the years ended December 31, 2021, 2020 and 2019, respectively.

In connection with the Private Placement, Iterum Bermuda was joined as a party to the Loan and Security Agreement as a borrower and the Loan and Security Agreement was amended on January 16, 2020 to, among other things, modify the definition of subordinated debt to include the RLNs and Exchangeable Notes.

2025 Exchangeable Notes

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda issued and sold approximately $51.6 million aggregate principal amount of   Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold approximately $0.2 million aggregate principal amount of  Exchangeable Notes and $0.02 million aggregate principal amount of RLNs, to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from an initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to December 31, 2021, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2021 was $12.6 million.

In addition, the Exchangeable Notes will become due and payable by the Company upon the occurrence of a Fundamental Change as defined in the Exchangeable Notes Indenture. The Company will be required to pay each holder of the Exchangeable Notes the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note in connection with such Fundamental Change if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest.

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

The Company recognized $1,078 and $3,180 of interest expense related to the Exchangeable Notes during the years ended December 31, 2021 and 2020, respectively, and $2,893 and $7,764 related to the amortization of the debt discounts and deferred financing costs during the years ended December 31, 2021 and 2020, respectively. These amounts are recorded in interest expense, net in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020, respectively. The balance of the Exchangeable Notes at each reporting date is as follows:

	December 31, 2021
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$4,246
September 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	12
Conversion of $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(39,201)	(2,697)
2025 Exchangeable Notes	12,607	1,561
Unamortized discount and debt issuance costs	(7,238)	—
2025 Exchangeable Notes, net	$5,369	$1,561

	December 31, 2020
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$3,176
September 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	4
2025 Exchangeable Notes	51,808	3,180
Unamortized discount and debt issuance costs	(34,152)	—
2025 Exchangeable Notes, net	$17,656	$3,180

Payment Protection Program

On April 3, 2020, the SBA launched the Program following the signing of the CARES Act on March 27, 2020. On April 30, 2020, the Borrower entered the PPP loan with SVB under the Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there shall be no payments due by the Company until after the Deferral Period. Following the Deferral Period, equal monthly repayments of principal and interest will be due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November, and the remaining loan of $404 began amortization in December 2020 and total principal repayments of $309 and $26 were made during the years ended December 31, 2021 and 2020, respectively. The Company recognized $2 and $1 of interest expense related to the loan agreement during the years ended December 31, 2021 and 2020, respectively.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 11 – Royalty-Linked Notes) as of December 31, 2021, for the following five fiscal years and thereafter were as follows:

Year Ending December 31,
2022	1,621
2023	—
2024	—
2025	12,607
2026	—
Thereafter	104
$14,332

(11)	Royalty-Linked Notes

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

Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the Company recognized the remaining unaccreted interest balance of $1,204

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

related to debt discounts and deferred financing costs under ASC 470, Debt, in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. The balance of the RLNs at each reporting date is as follows:

December 31, 2021
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	3,261
Total liability related to the sale of future royalties at December 31, 2021	$17,968
Current Portion	—
Long-term Portion	$17,968

December 31, 2020
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	2,462
Total liability related to the sale of future royalties at December 31, 2020	$13,503
Current Portion	114
Long-term Portion	$13,389

(12)	Shareholders’ Equity / (Deficit)

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

At the Company’s annual general meeting of shareholders on June 10, 2020, the Company’s shareholders approved an increase of 100,000,000 ordinary shares to the number of authorized ordinary shares, bringing the number of authorized ordinary shares with par value of $0.01 per share to 150,000,000, and the Company’s Articles of Association were amended accordingly. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

At the Company’s extraordinary general meeting of shareholders on January 28, 2021, the Company’s shareholders approved an increase of an additional 150,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 300,000,000 ordinary shares of $0.01 par value each as of December 31, 2021. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares currently have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Warrants to purchase Ordinary Shares

In connection with the initial drawdown of the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon the Company’s IPO) at an exercise price of $18.85 per share. No warrants had been exercised as of December 31, 2021.

In connection with the June 3 Offering completed on June 5, 2020, pursuant to the securities purchase agreement (June 3 SPA), in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3 SPA, were issued to designees of the placement agent on the closing of the June 3 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $2.1031 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of December 31, 2021.

In connection with the June 30 Offering completed on July 2, 2020, pursuant to the securities purchase agreement (June 30 SPA), in a concurrent private placement, the Company has also issued and sold to the institutional investors warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30 SPA, were issued to designees of the placement agent on closing of the June 30 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share and will expire on June 30, 2025. As of December 31, 2021, warrants had been exercised for 1,264,757 ordinary shares for net proceeds of $1.8 million.

In connection with the October Offering, the Company issued and sold warrants to purchase up to 20,192,307 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October Offering, were issued to designees of the placement agent on closing of the October Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025. As of December 31, 2021, warrants had been exercised for 20,890,516 ordinary shares for net proceeds of $13.9 million.

In connection with the underwritten offering completed in February 2021 (February Underwritten Offering), the Company issued to the underwriter’s designees warrants to purchase 2,434,783 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of December 31, 2021, warrants issued in connection with the February Underwritten Offering had been exercised for 380,000 ordinary shares, for net proceeds of $0.5 million.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants issued during 2021 were valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 8, 2021
Volatility	120%
Expected term in years	4.99
Dividend rate	0%
Risk-free interest rate	0.48%
Share price	$1.54
Fair value of warrants issued	$1.27

In connection with the February Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 5,217,391 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 365,217 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of December 31, 2021.

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

In connection with the registered direct offering completed in February 2021 (February Registered Direct Offering) which closed on February 12, 2021, warrants to purchase 1,225,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement in connection with the February Registered Direct Offering, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $2.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of December 31, 2021.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants were valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 12, 2021
Volatility	120%
Expected term in years	4.99
Dividend rate	0%
Risk-free interest rate	0.50%
Share price	$2.26
Fair value of warrants issued	$1.84

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of December 31, 2021. The Directors are authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no undesignated preferred shares in issue as of December 31, 2021 or December 31, 2020.
(13)	Share-Based Compensation

On November 18, 2015, the Company’s Board of Directors adopted and approved the 2015 Equity Incentive Plan (the 2015 Plan), which authorized the Company to grant up to 223,424 ordinary shares in the form of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units and other share awards. The types of share-based awards, including the rights amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. The purpose of the 2015 Plan was to provide the Company with the flexibility to issue share-based awards as part of an overall compensation package to attract and retain qualified personnel. On May 18, 2017, the Company amended the 2015 Plan to increase the number of ordinary shares available for issuance under the 2015 Plan by 219,605 shares to 443,029 shares.

On March 14, 2018, the Company’s Board of Directors adopted and approved the 2018 Equity Incentive Plan (the 2018 Plan), which became effective upon the execution and delivery of the underwriting agreement related to the Company’s IPO. Since adopting the 2018 Plan, no further grants can be made under the 2015 Plan. The ordinary shares underlying any options that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2015 Plan will not be added back to the ordinary shares available for issuance.

The 2018 Plan originally authorized the Company to grant up to 1,018,459 ordinary shares in the form of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units, performance share awards, performance cash awards and other share awards. The types of share-based awards, including the amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. The ordinary shares underlying any options that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2018 Plan are added back to the ordinary shares available for issuance under the 2018 Plan.

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

On June 10, 2020, at the Company’s annual general meeting of shareholders, the shareholders approved and adopted an amended and restated 2018 Plan which, among other things, included an increase of 2,250,000 ordinary shares to the number of ordinary shares reserved for issuance under the 2018 Plan.

On June 23, 2021, at the Company’s annual general meeting of shareholders, the shareholders approved an amendment to the amended and restated 2018 Plan to increase the number of ordinary shares reserved for issuance under the amended and restated 2018 Plan by 15,000,000 ordinary shares to 19,437,298 ordinary shares.

On November 24, 2021, the Company’s Board of Directors adopted and approved the 2021 Inducement Equity Incentive Plan (the 2021 Inducement Plan) reserving 5,000,000 of its ordinary shares to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company (or following such individuals’ bona fide period of non-employment with the company), as a material inducement to such individuals’ entry into employment with the company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2021 Inducement Plan are substantially similar to the 2018 Plan.

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

The Company recorded share-based compensation expense for the restricted ordinary shares based on the grant date fair value. The Company recorded an expense of $260 for the year ended December 31, 2019. Restricted ordinary shares were fully vested as of December 31, 2019 and there was no restricted ordinary share activity for the years ended December 31, 2021 and 2020.

Share Options

Unless specified otherwise in an individual option agreement, share options granted under the 2015 Plan, the 2018 Plan and the 2021 Inducement Plan generally have a ten year term and a four year vesting period. The vesting requirement is conditioned upon a grantee’s continued service with the Company during the vesting period. Once vested, all awards are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days subsequent to the termination of the option holder’s service with the Company. In the event of an option holder’s disability or death while employed by or providing service to the Company, the exercisable period extends to twelve months or eighteen months, respectively.

The fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was estimated using the Black-Scholes option-pricing model. The inputs for the Black-Scholes model require management’s significant assumptions. The risk-free interest rate was based on a normalized estimate of the 7-year U.S. treasury yield. The Company has estimated the expected term utilizing the “simplified” method for awards that qualify as “plain vanilla”. The Company does not have sufficient company-specific historical and implied volatility information and it therefore estimates its expected share volatility based on historical volatility information of reasonably comparable guideline public companies and itself. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. Expected dividend yield is based on the fact that the Company has never paid cash dividends, its ability to pay cash dividends is prohibited by the terms of its credit facility with SVB (until March 1, 2022) and the Company’s future ability to pay cash dividends on its shares may be limited by the terms of any future debt or preferred securities. The Company has elected to account for forfeitures as they occur.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The Company granted 15,421,412, 64,840 and 512,778 share options to employees and directors during the years ended December 31, 2021, 2020 and 2019, respectively. There were 15,507,360, 266,666 and 837,386 unvested employee and director options outstanding as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively. Total expense recognized related to the employee and director share options was $3,779, $1,136 and $1,388 for the years ended December 31, 2021, 2020 and 2019, respectively. Total unamortized compensation expense related to employee and director share options was $21,521, $970 and $3,342 as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively, expected to be recognized over a remaining weighted average vesting period of 3.49 years, 1.47 years and 2.61 years as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Year ended December 31,
	2021	2020	2019
Volatility	120 - 140%	90.3 - 99.5%	68.9 - 74.5%
Expected term in years	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Dividend rate	0%	0%	0%
Risk-free interest rate	0.90 - 1.42%	0.18 - 0.78%	1.73 - 2.57%
Share price	$0.48 - $2.01	$1.68 - $2.03	$3.55 - $6.80
Fair value of option on grant date	$0.45 - $1.75	$1.27 - $1.52	$2.37 - $4.41

The following table summarizes total stock option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2018	665,219	—	665,219
Granted	512,778	—	512,778
Exercised	(18,232)	—	(18,232)
Forfeited	(8,726)	—	(8,726)
Expired	(769)	—	(769)
Options outstanding December 31, 2019	1,150,270	—	1,150,270
Granted	64,840	—	64,840
Exercised	—	—	—
Forfeited	(134,004)	—	(134,004)
Expired	(127,729)	—	(127,729)
Options outstanding December 31, 2020	953,377	—	953,377
Granted	13,621,412	1,800,000	15,421,412
Exercised	—	—	—
Forfeited	—	—	—
Expired	(344,979)	—	(344,979)
Options outstanding December 31, 2021	14,229,810	1,800,000	16,029,810

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following table summarizes the total number of options outstanding and the weighted-average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2018	665,219	$9.31	8.93	395
Granted	512,778	$5.94
Exercised	(18,232)	$3.29
Forfeited	(8,726)	$7.43
Expired	(769)	$6.77
Options outstanding December 31, 2019	1,150,270	$7.92	8.59	254
Granted	64,840	$1.69
Exercised	—
Forfeited	(134,004)	$8.54
Expired	(127,729)	$8.25
Options outstanding December 31, 2020	953,377	$7.36	5.41	—
Granted	15,421,412	$1.81
Exercised	—
Forfeited	—
Expired	(344,979)	$7.91
Options outstanding December 31, 2021	16,029,810	$2.01	9.42	—
Exercisable at December 31, 2021	522,450	$7.02	6.73

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares as of December 31, 2021, December 31, 2020 and December 31, 2019.

The weighted average grant-date fair value per share of share options granted during the years ended December 31, 2021, 2020 and 2019 was $1.58, $1.28 and $3.80, respectively.

Restricted Share Units (RSUs)

The Company granted 1,845,328 RSUs to employees and directors during the year ended December 31, 2021 and 31,367 RSUs to directors during the year ended December 31, 2019. No RSUs were granted to employees or directors during the year ended December 31, 2020.

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of our plans:

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2018	36,924	—	36,924
Granted	31,367	—	31,367
Shares vested	(36,924)	—	(36,924)
Forfeited	—	—	—
RSUs outstanding December 31, 2019	31,367	—	31,367
Granted	—	—	—
Shares vested	(25,664)	—	(25,664)
Forfeited	(5,703)	—	(5,703)
RSUs outstanding December 31, 2020	—	—	—
Granted	1,345,328	500,000	1,845,328
Shares vested	(60,000)	—	(60,000)
Forfeited	—	—	—
RSUs outstanding December 31, 2021	1,285,328	500,000	1,785,328

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The table below shows the total number of RSUs granted and the weighted-average grant date fair value of the total RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2018	36,924	$13.00
Granted	31,367	$7.01
Shares vested	(36,924)	$13.00
Forfeited	—
RSUs outstanding December 31, 2019	31,367	$7.01
Granted	—
Shares vested	(25,664)	$7.01
Forfeited	(5,703)	$7.01
RSUs outstanding December 31, 2020	—
Granted	1,845,328	$1.29
Shares vested	(60,000)	$1.60
Forfeited	—
RSUs outstanding December 31, 2021	1,785,328	$1.28

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for employees under our 2018 Plan and four years for employees under our 2021 Inducement Plan. Total expense recognized related to the RSUs was $960, $63 and $313 for the years ended December 31, 2021, 2020 and 2019, respectively. Total unamortized compensation expense related to the RSUs was $1,416 as of December 31, 2021, expected to be recognized over a remaining average vesting period of 1.89 years as of December 31, 2021. There was no unamortized compensation expense related to the RSUs as of December 31, 2020.

No RSUs, which are subject to certain performance-based vesting conditions (Performance RSUs), were awarded during the year ended December 31, 2021. The Company awarded 1,079,000 and 50,000 RSUs to certain employees during the years ended December 31, 2020 and 2019, respectively, which are subject to certain vesting conditions (Performance RSUs).

The table below shows the number of Performance RSUs granted covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the Performance RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Performance RSUs outstanding December 31, 2018	—
Granted	50,000	$8.21
Shares vested	—
Forfeited	—
Performance RSUs outstanding December 31, 2019	50,000	$8.21
Granted	1,079,000	$2.04
Shares vested	—
Forfeited	(146,000)	$3.05
Performance RSUs outstanding December 31, 2020	983,000	$2.20
Granted	—
Shares vested	(629,500)	$2.06
Forfeited	(327,500)	$1.99
Expired	(26,000)	$8.21
Performance RSUs outstanding December 31, 2021	—

The weighted average grant date fair value of Performance RSUs with a market condition was determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed ratably over the vesting period. Due to the expiration of Performance RSUs during the year, a credit of $420 was recognized for the year ended December 31, 2021. Total expense recognized

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

related to Performance RSUs was $1,560 for the year ended December 31, 2020. All Performance RSUs were fully expensed as of December 31, 2021. Total unamortized compensation expenses related to Performance RSUs was $152 for the year ended December 31, 2020, expected to be recognized over a remaining average vesting period of 0.20 years as of December 31, 2020.

The Company’s share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31,
	2021	2020	2019
Research and development expense	$1,322	$754	$723
General and administrative expense	2,997	2,005	1,450

There was a total of $22,937, $1,122 and $3,639 unamortized share-based compensation expense for share options, restricted share units and performance restricted share units as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively, expected to be recognized over a remaining average vesting period of 3.32 years, 0.80 years and 2.44 years as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

(14)	Income Taxes

During the years ended December 31, 2021, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The provision for income taxes consists of the following components:

	Year ended December 31,
	2021	2020	2019
Current
U.S.	$705	$743	$444
Ireland	—	—	—
Total Current	$705	$743	$444

Deferred
U.S.	$—	$—	$—
Ireland	—	—	—
Total Deferred	$—	$—	$—
Income Tax Provision	$705	$743	$444

Income taxes have been based on the following components of income (loss) before provision for income taxes:

	Year ended December 31,
	2021	2020	2019
U.S.	$(34)	$696	$484
Ireland	(90,825)	(51,959)	(103,170)
Total	$(90,859)	$(51,263)	$(102,686)

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The Irish federal statutory rate is reconciled to the effective tax rate as follows:

	Year ended December 31, 2021		Year ended December 31, 2020		Year ended December 31, 2019
Statutory rate	12.50%	$(11,357)	12.50%	$(6,408)	12.50%	$(12,836)
Impact of U.S. tax rate	0.01%	(5)	(0.20)%	105	(0.07)%	72
Impact of valuation allowance	(3.64)%	3,304	(6.47)%	3,319	(12.91)%	13,258
Research and development tax credit	0.00%	—	0.14%	(71)	0.23%	(232)
Adjustments for current tax of prior periods	0.14%	(131)	(1.94)%	995	(0.24)%	241
Fair value movements on derivative financial instruments	(8.37)%	7,603	(4.34)%	2,227	0.00%	—
Other, net	(1.42)%	1,292	(1.13)%	577	0.06%	(59)
Effective tax rate	(0.77)%	$705	(1.44)%	$743	(0.43)%	$444

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2021	2020	2019
Deferred tax assets
Share-based compensation	$822	$650	$679
Depreciation	127	31	(24)
Net operating loss carryforwards	33,218	30,261	26,195
163(j) interest expense limitation	—	—	730
Other	120	41	84
Valuation allowance	(34,287)	(30,983)	(27,664)
Total deferred tax assets	$—	$—	$—

Deferred tax liabilities	—	—	—
Net deferred tax asset	$—	$—	$—

As a Company incorporated in Ireland, it is principally subject to taxation in Ireland.

The Company has net operating loss carryforwards in Ireland of approximately $33,218, $30,261 and $26,195 as of the years ended December 31, 2021, 2020 and 2019, respectively, for which a full valuation allowance has been recognized as it was determined that it is more-likely-than-not that these net deferred tax assets will not be realized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2021	2020
Balance at January 1	$3,024	$2,461
Additions	276	563
Balance at December 31	$3,300	$3,024

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The Company is generally subject to examination in the Company’s primary tax jurisdictions for tax years beginning 2015. The Company is not currently subject to any audits or examination.

(15)	Commitments and Contingencies

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

Legal Proceedings

On August 5, 2021, a class putative action lawsuit was filed against the Company, its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Northern District of Illinois. The complaint purports to be brought on behalf of shareholders who purchased the Company's securities between November 30, 2020 and July 26, 2021. The complaint generally alleges that the defendants violated Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning the Company's submission of its NDA to the FDA for marketing approval of oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint seeks, among other things, unspecified damages, attorneys' fees, expert fees and other costs. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on November 3, 2021.

On January 26, 2022, plaintiff filed an amended complaint which includes allegations similar to those made in the original complaint and seeks similar relief. The next status conference is scheduled for April 14, 2022.

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(16)	Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold approximately $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold approximately $0.2 million aggregate principal amount of Exchangeable Notes and $0.02 million aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of December 31, 2021, $12.6 million aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we conducted an evaluation of the effectiveness of our internal control over financial reporting. We used the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2022 Annual General Meeting of Shareholders, or our 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of exhibits filed or furnished as part of this Annual Report on Form 10-K;

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
3.1	Amended and Restated Constitution of Iterum Therapeutics plc		Form 8-K (Exhibit 3.1)	January 28, 2021	001-38503
3.2	Memorandum of Association of Iterum Therapeutics Bermuda Limited		Form S-1 (Exhibit 3.2)	March 20, 2020	333-237326
3.3	Bye-Laws of Iterum Therapeutics Bermuda Limited		Form S-1 (Exhibit 3.3)	March 20, 2020	333-237326
3.4	Constitution of Iterum Therapeutics International Limited		Form 10-K (Exhibit 3.4)	March 12, 2021	001-38503
3.5	Amended and Restated Certificate of Incorporation of Iterum Therapeutics US Limited		Form 10-K (Exhibit 3.5)	March 12, 2021	001-38503
3.6	Bylaws of Iterum Therapeutics US Limited		Form 10-K (Exhibit 3.6)	March 12, 2021	001-38503
3.7	Certificate of Amendment of Certificate of Incorporation of Iterum Therapeutics US Holding Limited		Form 10-K (Exhibit 3.7)	March 12, 2021	001-38503
3.8	Bylaws of Iterum Therapeutics US Holding Limited		Form 10-K (Exhibit 3.8)	March 12, 2021	001-38503
4.1	Form of Ordinary Share Certificate of Registrant		Form S-1 (Exhibit 4.1)	May 1, 2018	333-224582
4.2

Indenture (including form of note), dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and U.S. Bank National Association, as trustee

			Form 10-K (Exhibit 4.2)	March 12, 2020	001-38503
4.3	Form of 6.500% Exchangeable Senior Subordinated Note due 2025 (included within Exhibit 4.2)		Form 10-K (Exhibit 4.3)	March 12, 2020	001-38503
4.4

Indenture (including form of note), dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited, Iterum Holders’ Representative LLC and Computershare Trust Company, N.A., as trustee

			Form 10-K (Exhibit 4.4)	March 12, 2020	001-38503
4.5	Form of Limited Recourse Royalty-Linked Subordinated Note (included within Exhibit 4.4)		Form 10-K (Exhibit 4.5)	March 12, 2020	001-38503
4.6	Form of Warrant to Subscribe for Ordinary Shares issued to purchasers in connection with Securities Purchase Agreement dated June 3, 2020		Form 8-K (Exhibit 4.1)	June 04, 2020	001-38503
4.7	Form of Placement Agent Warrant to Subscribe for Ordinary Shares issued to designees of H.C. Wainwright & Co., LLC in connection with Securities Purchase Agreement dated June 3, 2020		Form 8-K (Exhibit 4.2)	June 04, 2020	001-38503

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
4.8	Form of Warrant to Subscribe for Ordinary Shares issued to purchasers in connection with Securities Purchase Agreement dated June 30, 2020		Form 8-K (Exhibit 4.1)	July 01, 2020	001-38503
4.9	Form of Placement Agent Warrant to Subscribe for Ordinary Shares issued to designees of H.C. Wainwright & Co., LLC in connection with Securities Purchase Agreement dated June 30, 2020		Form 8-K (Exhibit 4.2)	July 01, 2020	001-38503
4.10	Form of Ordinary Share Purchase Warrant to Subscribe for Ordinary Shares issued to purchasers in connection with the Securities Purchase Agreement dated October 22, 2020		Form 8-K (Exhibit 4.1)	October 27, 2020	001-38503
4.11	Form of Pre-Funded Ordinary Share Purchase Warrant to Subscribe for Ordinary Shares issued to purchasers in connection with the Securities Purchase Agreement dated October 22, 2020		Form 8-K (Exhibit 4.2)	October 27, 2020	001-38503
4.12

Form of Placement Agent Ordinary Share Purchase Warrant to Subscribe for Ordinary Shares issued to designees of H.C. Wainwright & Co., LLC in connection with the Placement Agent Agreement dated October 22, 2020

			Form 8-K (Exhibit 4.3)	October 27, 2020	001-38503
4.13	Form of Underwriter Warrant to subscribe for ordinary issued to designees of H.C. Wainwright & Co., LLC in connection with the Amended and Restated Underwriting Agreement dated February 3, 2021		Form 8-K (Exhibit 4.1)	February 5, 2021	001-38503
4.14	Form of Placement Agent Warrant to Subscribe for Ordinary Shares issued to designees of H.C. Wainwright & Co., LLC in connection with Securities Purchase Agreement dated February 9, 2021		Form 8-K (Exhibit 4.1)	February 11, 2021	001-38503
4.15	Description of Registrant's Securities		Form 10-K (Exhibit 4.15)	March 12, 2021	001-38503
10.1†	License Agreement by and among Registrant, Iterum Therapeutics International Limited and Pfizer Inc. dated as of November 18, 2015		Form S-1 (Exhibit 10.1)	May 1, 2018	333-224582
10.2	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its shareholders dated May 18, 2017		Form S-1 (Exhibit 10.2)	May 1, 2018	333-224582
10.3	2015 Equity Incentive Plan		Form S-1 (Exhibit 10.3)	May 1, 2018	333-224582
10.4	Forms of U.S. Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan		Form S-1 (Exhibit 10.4)	May 1, 2018	333-224582
10.5	Forms of Irish Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan		Form S-1 (Exhibit 10.5)	May 1, 2018	333-224582
10.6	Amended and Restated 2018 Equity Incentive Plan		Form 8-K (Exhibit 99.1)	June 15, 2020	001-38503

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
10.7	Forms of U.S. Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan		Form S-1 (Exhibit 10.7)	May 1, 2018	333-224582
10.8	Forms of International Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan		Form S-1 (Exhibit 10.8)	May 1, 2018	333-224582
10.9	Form of Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan		Form S-1 (Exhibit 10.9)	May 1, 2018	333-224582
10.10	Form of 2020 Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan		Form 10-K (Exhibit 10.10)	March 12, 2020	001-38503
10.11	Form of Indemnity Agreement by and between the Registrant and its directors and officers		Form S-1 (Exhibit 10.10)	May 1, 2018	333-224582
10.12	Form of Indemnity Agreement by and between Iterum Therapeutics US Limited and its directors and officers		Form S-1 (Exhibit 10.11)	May 1, 2018	333-224582
10.13+	Employment Terms by and between Iterum Therapeutics US Limited and Corey N. Fishman dated November 18, 2015		Form S-1 (Exhibit 10.12)	May 1, 2018	333-224582
10.14+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Corey N. Fishman dated May 2, 2018		Form S-1/A (Exhibit 10.13)	May 4, 2018	333-224582
10.15+	Employment Terms by and between Iterum Therapeutics US Limited and Judith M. Matthews dated November 18, 2015		Form S-1 (Exhibit 10.15)	May 1, 2018	333-224582
10.16+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Judith M. Matthews dated May 2, 2018		Form S-1/A (Exhibit 10.16)	May 4, 2018	333-224582
10.17+	Consulting Agreement dated February 21, 2021 between Iterum Therapeutics International Limited and Dr. Michael Dunne		Form 10-Q (Exhibit 10.1)	May 14, 2021	001-38503
10.18+	Share Award Letter dated February 17, 2021 issued by Iterum Therapeutics plc to Dr. Michael Dunne and accepted by Dr. Michael Dunne on February 21, 2021		Form 10-Q (Exhibit 10.2)	May 5, 2021	001-38503
10.19+	Employment Terms by and between Iterum Therapeutics US Limited and Dr. Sailaja Puttagunta dated October 27, 2021	X
10.20+	Amended and Restated Non-Employee Director Compensation Policy		Form 8-K (Exhibit 10.1)	March 16, 2021	001-38503
10.21	Warrant to Subscribe for Shares, issued to Silicon Valley Bank, dated April 27, 2018		Form S-1/A (Exhibit 10.21)	May 4, 2018	333-224582
10.22	Warrant to Subscribe for Shares, issued to Life Sciences Fund II LLC, dated April 27, 2018		Form S-1/A (Exhibit 10.22)	May 4, 2018	333-224582

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
10.23

Investor Rights Agreement, dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto

			Form 10-K (Exhibit 10.26)	March 12, 2020	001-38503
10.24

Securities Purchase Agreement, dated as of January 16, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the investors party thereto

			Form 8-K (Exhibit 10.1)	January 17, 2020	001-38503
10.25	Securities Purchase Agreement, dated as of June 3, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto		Form 10-Q (Exhibit 10.1)	August 6, 2020	001-38503
10.26	Securities Purchase Agreement, dated as of June 30, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto		Form 10-Q (Exhibit 10.2)	August 6, 2020	001-38503
10.27	Securities Purchase Agreement, dated as of October 22, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto		Form 10-Q (Exhibit 10.1)	November 16, 2020	001-38503
10.28	Securities Purchase Agreement, dated as of February 9, 2021, by and among Iterum Therapeutics plc and the purchasers party thereto		Form 10-K (Exhibit 10.28)	March 12, 2021	001-38503
10.29	Iterum Therapeutics plc 2021 Inducement Equity Incentive Plan		Form S-8 (Exhibit 99.1)	December 9, 2021	333-261558
10.30	Form of US Nonstatuory Share Option Terms and Conditions and Nonstatutory Share Option Grant Notice under the 2021 Inducement Equity Incentive Plan		Form S-8 (Exhibit 99.2)	December 9, 2021	333-261558
10.31	Form of International Nonstatutory Share Option Terms and Conditions and Nonstatutory Share Option Grant Notice under the 2021 Inducement Equity Incentive Plan		Form S-8 (Exhibit 99.3)	December 9, 2021	333-261558
10.32	Form of Restricted Share Unit Award Agreement under the 2021 Inducement Equity Incentive Plan		Form S-8 (Exhibit 99.4)	December 9, 2021	333-261558
21.1	Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	March 12, 2020	001-38503
22.1	Subsidiary Guarantors and Subsidiary Issuers		Form 10-K (Exhibit 22.1)	March 12, 2021	001-38503
23.1	Consent of KPMG, Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicalbe taxonomy extension information contained in Exhibits 101)	X
_____________

+	Indicates management contract or compensatory plan.
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

ITERUM THERAPEUTICS PLC

Date: March 28, 2022	By:	/s/ Corey N. Fishman
Corey N. Fishman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Corey N. Fishman Corey N. Fishman	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2022

/s/ Judith M. Matthews Judith M. Matthews	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2022

/s/ Brenton K. Ahrens Brenton K. Ahrens	Director	March 28, 2022

/s/ Mark Chin Mark Chin	Director	March 28, 2022

/s/ Michael Dunne Michael Dunne M.D.	Director	March 28, 2022

/s/ Ronald M. Hunt Ronald M. Hunt	Director	March 28, 2022

/s/ David G. Kelly David G. Kelly	Director	March 28, 2022

/s/ Beth Hecht Beth Hecht	Director	March 28, 2022