Form 10-Q
period 2022-03-31
Iterum Therapeutics plc
filed 2022-05-13
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. Seee the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2022, the registrant had 183,353,418 ordinary shares, $0.01 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our use of cash reserves;
•
the design, initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs including the additional clinical trial and non-clinical development to be conducted in response to the Complete Response Letter (CRL) received from the U.S. Food and Drug Administration in July 2021 in connection with our New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen;
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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the

ii

forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$31,361	$27,446
Short-term investments	43,909	53,898
Prepaid expenses and other current assets	1,111	1,922
Total current assets	76,381	83,266
Intangible asset, net	3,006	3,435
Property and equipment, net	62	91
Restricted cash, less current portion	64	64
Other assets	4,550	4,653
Total assets	$84,063	$91,509
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$684	$878
Accrued expenses	1,972	1,165
Derivative liability	4,451	6,058
Current portion of long-term debt	—	1,627
Income taxes payable	648	221
Other current liabilities	2,326	2,992
Total current liabilities	10,081	12,941
Long-term debt, less current portion	7,713	6,930
Royalty-linked notes	14,397	17,968
Other liabilities	3,237	3,436
Total liabilities	$35,428	$41,275
Commitments and contingencies (Note 15)
Shareholders’ equity:
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued at March 31, 2022 and December 31, 2021	—	—
Ordinary shares, $0.01 par value per share: 300,000,000 shares authorized at March 31, 2022 and December 31, 2021, 183,353,418 shares issued at March 31, 2022; 182,775,282 shares issued at December 31, 2021	1,833	1,827
Additional paid-in capital	428,795	426,900
Accumulated deficit	(381,993)	(378,493)
Total shareholders' equity	$48,635	$50,234
Total liabilities and shareholders’ equity	$84,063	$91,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$(3,440)	$(2,451)
General and administrative	(3,933)	(3,396)
Total operating expenses	(7,373)	(5,847)
Operating loss	(7,373)	(5,847)
Interest expense, net	(1,039)	(2,952)
Adjustments to fair value of derivatives	5,177	(90,103)
Other income, net	162	41
Total other income / (expense), net	4,300	(93,014)
Loss before income taxes	(3,073)	(98,861)
Income tax expense	(427)	(60)
Net loss and comprehensive loss	(3,500)	(98,921)
Net loss attributable to ordinary shareholders	$(3,500)	$(98,921)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(0.02)	$(0.81)
Weighted average ordinary shares outstanding – basic and diluted	182,901,530	121,549,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,500)	$(98,921)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	29	35
Amortization of intangible asset	429	—
Share-based compensation expense	1,895	281
Interest on short-term investments	(100)	(85)
Non-cash loss on short-term investments	395	52
Amortization of debt discount and deferred financing costs	572	2,372
Interest on exchangeable notes - non-cash	205	436
Adjustments to fair value of derivatives	(5,177)	90,103
Other	798	345
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	181	3,170
Accounts payable	(195)	1,037
Accrued expenses	810	248
Income taxes	427	60
Other liabilities	(174)	(265)
Net cash used in operating activities	(3,405)	(1,132)
Cash flows from investing activities:
Purchases of short-term investments	(11,307)	(33,920)
Proceeds from sale of short-term investments	20,900	—
Net cash provided by / (used in) investing activities	9,593	(33,920)
Cash flows from financing activities:
Repayments of long-term debt	(2,251)	(1,629)
Proceeds from issuance of ordinary shares, net of transaction costs	—	88,611
Net cash (used in) / provided by financing activities	(2,251)	86,982
Effect of exchange rates on cash and cash equivalents	(22)	(6)
Net increase in cash, cash equivalents and restricted cash	3,915	51,924
Cash, cash equivalents and restricted cash, at beginning of period	27,510	14,816
Cash, cash equivalents and restricted cash, at end of period	$31,425	$66,740
Supplemental Disclosure of Cash Flow Information:
Interest paid	$22	$152

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

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with Silicon Valley Bank (SVB) including the Paycheck Protection Program loan (PPP loan), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement (Private Placement) and subsequent rights offering (Rights Offering) pursuant to which its wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold $51,808 aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $104 aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities), which Securities were sold in units consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs (the Units). The Company has not generated any product revenue. The Company is subject to risks and uncertainties common to early-stage companies in the pharmaceutical industry, including, but not limited to, the ability to secure additional capital to fund operations, failure to achieve regulatory approval, failure to successfully develop and commercialize its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations. Product candidates currently under development will require additional research and development efforts, including regulatory approval prior to commercialization.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, payments received under the CARB-X program and the proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $3,500 and $98,921 for the three months ended March 31, 2022 and 2021, respectively, and a net loss of $91,564 for the year ended December 31, 2021. The Company had an accumulated deficit of $381,993 as of March 31, 2022 and expects to continue to incur net losses for the foreseeable future. Management believes that its cash and cash equivalents balance of $31,361 and short-term investments balance of $43,909 at March 31, 2022 are sufficient to fund operations into 2024. In making this assessment management have considered the planned operations of the company and the ability to adjust its plans if required.

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

The Company cannot foresee if and when the COVID-19 pandemic will be effectively contained, nor can the Company predict the severity and duration of its impact. COVID-19 has not yet had a significant impact on the Company’s day to day operations but there can be no assurance that the continued spread of COVID-19 and the responsive measures taken to date will not impact patient enrollment in the additional clinical trial to be conducted in response to the Complete Response Letter (CRL) from the FDA to support a potential resubmission of our New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs). Additionally, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact the Company’s ability to initiate or complete future clinical trials, disrupt the Company’s regulatory and commercialization activities, and result in other adverse effects on the Company’s business and operations.

Management is actively monitoring the global situation and its possible effects on its financial condition, liquidity, suppliers, industry, and operations including manufacturing, clinical trials and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the adverse effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity.

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2022, and results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021 have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting pronouncements as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of share-based compensation awards, the valuation of the RLNs and the Derivative liabilities, which consist of embedded features in the Exchangeable Notes, and the accrual for research and development expenses. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ materially from those estimates. The Company has contemplated the impact of COVID-19 within its financial statements and is not aware of any specific event or circumstance that would require the Company to update estimates or judgments or revise the carrying value of any assets or liabilities.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Specifically, management has estimated variables used to calculate the discounted cash flow analysis (DCF) to value derivative instruments (see Note 3 - Fair Value of Financial Assets and Liabilities).

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $111 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is a certificate of deposit for $30 as of March 31, 2022 which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease. Also included within restricted cash on the Company’s condensed consolidated balance sheet is $17 as of March 31, 2022 relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) from the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 as of March 31, 2022 relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) from the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 as of March 31, 2022 relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). These restricted cash amounts are unchanged from December 31, 2021. On the closing date of each of the June 3, 2020 Offering, June 30, 2020 Offering and the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

	Three months ended
	March 31, 2022	March 31, 2021
Options to purchase ordinary shares	16,227,246	690,733
Unvested restricted share units	1,236,573	1,198,136
Unvested performance restricted share units	—	407,000
Warrants	7,202,878	8,240,955
Exchangeable Notes	18,524,277	19,828,296
Total	43,190,974	30,365,120

Segment and Other Information

The Company determines and presents operating segments based on the information that is internally provided to the Chief Executive Officer, Chief Financial Officer and Chief Medical Officer, who together are considered the Company’s chief operating decision maker, in accordance with ASC 280, Segment Reporting. The Company has determined that it operates as a single business segment, which is the development and commercialization of innovative treatments for drug resistant bacterial infections.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended March 31,
Operating expenses	2022	2021
Ireland	$4,549	$3,918
U.S.	2,811	1,884
Bermuda	13	45
Total	$7,373	$5,847

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	March 31, 2022	December 31, 2021
Ireland	$7,105	$7,601
U.S.	513	578
Total	$7,618	$8,179

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the United States to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. Neither the enactment of the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s income tax provision for the three months ended March 31, 2022 and 2021, or to the Company’s net deferred tax assets as of March 31, 2022.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2021. The new standard became effective for the Company on January 1, 2022 and did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies an issuer’s accounting for modifications or exchanges of freestanding written call options that remain equity-classified after modification. The ASU 2021-04 is effective for all entities for interim and annual periods in fiscal years beginning after December 15, 2021. The new standard became effective for the Company on January 1, 2022 and did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments, which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if a different classification would result in a commencement date selling loss (Day 1 loss). For entities that have adopted ASU 2016-02, Leases, as of July 19, 2021, ASU 2021-05 is effective for annual and interim periods in fiscal years beginning after December 15, 2021 for public business entities and annual periods in fiscal years beginning after December 15, 2021 and interim periods in fiscal years beginning after December 15, 2022 for all other entities. The new standard became effective for the Company on January 1, 2022 and did not have a material impact on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

March 31, 2022
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$43,909	43,909	—	—

December 31, 2021
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$53,898	53,898	—	—

See Note 4 for details on the short-term investments. The carrying amounts reported in the condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

The following table presents information about the Company’s debt, Exchangeable Notes, Derivative liability and RLNs. The Company’s long-term debt was carried at amortized cost on the condensed consolidated balance sheet as of December 31, 2021 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

March 31, 2022	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable note	7,713	9,788	—	9,788	—
Derivative liability - exchange option and change of control	4,451	4,451	—	—	4,451
Revenue Futures
Royalty-linked notes	14,397	14,397	—	—	14,397
Total	$26,561	$28,636	—	9,788	18,848

December 31, 2021	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$1,627	$1,627	—	1,627	—
Exchangeable Notes
Long-term exchangeable note	6,930	9,495	—	9,495	—
Derivative liability - exchange option and change of control	6,058	6,058	—	—	6,058
Revenue Futures
Royalty-linked notes	17,968	17,968	—	—	17,968
Total	$32,583	$35,148	—	11,122	24,026

The book value of the current portion of long-term debt approximates its fair value due to the short-term nature of the balance.

The fair value of long-term Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture), without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of March 31, 2022 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 10 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium are presented as a Derivative liability upon issuance of the Exchangeable Notes under the Private Placement and Rights Offering and are subsequently remeasured to fair value at the end of each reporting period. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which was adjusted from an initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Beginning on January 21, 2021 to March 31, 2022, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Exchangeable Notes outstanding as of March 31, 2022 was $12,607. The fair value of the exchange option at March 31, 2022 amounted to $3,459.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Notes Indenture, the Company will be required to pay each holder of an Exchangeable Note the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The Derivative liability, representing the change of control feature, was recorded at a fair value of $992 at March 31, 2022.

The fair value of each component of the Derivative liability was determined using the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of March 31, 2022 include the terms of the Exchangeable Notes Indenture, the Company’s share price and market capitalization, the expected annual volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture, and the risk-free interest rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's Derivative liability for the three months ended March 31, 2022:

March 31, 2022
Balance at December 31, 2021	$6,058
Conversion of Exchangeable Notes	—
Adjustment to fair value	(1,607)
Balance at period end	$4,451

The following summary table shows the assumptions used in the binomial option pricing model to estimate the fair value of the Derivative liabilities:

	March 31, 2022	December 31, 2021
Share price	$0.355	$0.392
Market capitalization	$65,090,463	$71,647,911
Volatility	110%	130.00%
Risk-free interest rate	2.50%	1.00%
Dividend rate	0%	0%

The additional significant assumption used in the DCF model, to estimate the fair value of the change of control feature at March 31, 2022, was management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture.

The RLN liability is carried at fair value on the condensed consolidated balance sheet as of March 31, 2022 (see Note 11 – Royalty-Linked Notes). The total fair value of $14,397 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (the RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 20%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term Investments

The Company classifies its short-term investments as available for sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at period-end consist of corporate entity commercial paper and U.S. Treasury and Agency Bonds with maturities of more than three months at the date of purchase. Short-term investments as of March 31, 2022 have a weighted average maturity of 0.89 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. The fair value of short-term investments is represented by Level 1 fair value measurements – quoted prices in active markets for identical assets.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following table represents the Company’s available for sale short-term investments by major security type as of March 31, 2022 and December 31, 2021:

March 31, 2022					Maturity by period
	Cost	Unrealized	Unrealized	Fair Value	Less than 1	1 to 5
Available for sale	Total	gains	(losses)	Total	year	years
Commercial paper	$21,443	19	(725)	20,737	16,683	4,054
U.S. Treasury and Agency Bonds	23,514	4	(346)	23,172	8,491	14,681
Total	$44,957	$23	$(1,071)	$43,909	$25,174	$18,735

December 31, 2021					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$37,549	17	(570)	36,996	31,833	5,163
U.S. Treasury and Agency Bonds	16,984	6	(88)	16,902	—	16,902
Total	$54,533	23	(658)	53,898	31,833	22,065

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2022	December 31, 2021
Research and development tax credit receivable	$295	$840
Other prepaid assets	262	56
Prepaid insurance	250	624
Prepaid research and development expenses	150	—
Interest receivable	100	290
Short-term deposits	36	37
Value added tax receivable	18	75
Total	$1,111	$1,922

6. Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	March 31, 2022	December 31, 2021
Gross intangible asset	$5,148	$5,148
Less: accumulated amortization	(2,142)	(1,713)
	$3,006	$3,435

On December 10, 2021, the Company entered into an amendment to an agreement with a supplier whereby advance payments made from June 2016 to January 2020 are being set against a reservation fee for a tableting facility for the period from January 1, 2021 to December 31, 2023. This reservation right is being amortized over the three year term of the amended agreement.

7. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	March 31, 2022	December 31, 2021
Leasehold improvements	$148	$148
Furniture and fixtures	120	120
Laboratory equipment	86	86
Computer equipment	23	23
	377	377
Less: accumulated depreciation	(315)	(286)
	$62	$91

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Depreciation expense was $29 for the three months ended March 31, 2022 and $391 for the year ended December 31, 2021.

8. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have remaining terms which range from seven months to 16.25 years. One lease contains a termination option which can reduce the lease term for a period of 10 years, however the remaining lease term does not represent this early termination date as management has concluded that it is reasonably certain that the Company will not exercise this option. The renewal option on another lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025. In September 2020, the Company entered into a sublease agreement for a commercial unit that extends through September 2023. In November 2021, the Company entered into a 12-month lease for office space and has elected not to apply the measurement and recognition requirements of ASC 842 to this short-term lease as any optional renewal term is not considered reasonably certain of exercise by the Company. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $146 of operating lease costs for right-of-use assets during the three months ended March 31, 2022 and $280 of operating lease costs for right-of-use assets during the three months ended March 31, 2021. The Company recognized $33 of rental expenses on the short term lease during the three months ended March 31, 2022. The Company recognized $76 of sublease income during the three months ended March 31, 2022 and $81 of sublease income during the three months ended March 31, 2021.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for operating lease liabilities	$174	$265

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term	13.92	13.97 years
Weighted-average discount rate	7.0%	7.0%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	March 31, 2022	December 31, 2021
Other assets	$3,660	$3,741

Other current liabilities	$475	$464
Other liabilities	3,237	3,436
Total lease liabilities	$3,712	$3,900

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2022 for the following five fiscal years and thereafter were as follows:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Due in 12 month period ended March 31,
2023	$705
2024	447
2025	427
2026	326
2027	305
Thereafter	3,356
$5,566
Less imputed interest	(1,854)
Total lease liabilities	$3,712

9. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Accrued payroll and bonus expenses	$1,172	$771
Accrued other expenses	642	272
Accrued clinical trial costs	95	45
Accrued manufacturing expenses	63	77
Total	$1,972	$1,165

10. Debt

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

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the three months ended March 31, 2022. Interest accrued at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and was payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, were due and paid on March 1, 2022 (the maturity date), effectively terminating the Loan and Security Agreement. The final payment fee of $630, which represented 4.2% of the funded loan, was accreted using the effective interest method over the life of the loan as interest expense.

In connection with the initial $15,000 draw, the Company issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon the Company’s initial public offering (IPO)) at an exercise price of $18.85 per share. These warrants will expire on April 27, 2028.

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and were amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt was approximately 12.51% on March 1, 2022. The Company recognized $16 and $210 of interest expense related to the Loan and Security Agreement during the three months ended March 31, 2022 and March 31, 2021 including $6 and $60 related to the accretion of the debt discounts and deferred financing costs during the three months ended March 31, 2022 and March 31, 2021.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

2025 Exchangeable Notes

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs, to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from an initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to March 31, 2022, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have completed a non-cash exchange of their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2022 was $12,607.

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

The Company evaluates its debt and equity issuances to determine if those contracts, or embedded components of those contracts, qualify as derivatives under ASC 815-15, Derivatives and Hedging, requiring separate recognition in the Company’s financial statements. The Company evaluated the accounting for the issuance of the Exchangeable Notes and concluded that the embedded exchange option and change of control feature are considered a Derivative liability under ASC 815-15 requiring bifurcation, from the Exchangeable Notes, as it does not qualify for the scope exceptions for contracts in an entity’s own equity given the terms of the Exchangeable Notes. The exchange option and change of control feature are accounted for as a Derivative liability, under ASC 815-15, and are required to be separated and recorded as a single liability, which is revalued at each reporting period with the resulting change in fair value reflected in adjustments to fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the Derivative liability related to the Private Placement on January 21, 2020 was $27,038, and the fair value of the Derivative liability related to the Rights Offering on September 8, 2020 was $82, both of which were recorded as a reduction to the book value of the host debt contract. This debt discount is being amortized to interest expense over the term of the debt using the effective interest method. Transaction costs amounting to $2,848 were allocated to the exchange option. These costs are reflected in financing transaction costs in the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. Transaction costs amounting to $2,814 were allocated to the debt host and capitalized in the host debt book value.

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

The Company recognized $205 of interest expense related to the Exchangeable Notes during the three months ended March 31, 2022 and $436 of interest expense related to the Exchangeable Notes during the three months ended March 31, 2021. The Company recognized $578 related to the amortization of the debt discounts and deferred financing costs during the three months ended March 31, 2022 and $1,108 related to the amortization of the debt discounts and deferred financing costs during the three months ended March 31, 2021. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

and comprehensive loss for the three months ended March 31, 2022 and March 31, 2021. The balance of the Exchangeable Notes as of March 31, 2022 is as follows:

	March 31, 2022
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$4,449
September 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	14
Conversion of $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(39,201)	(2,697)
2025 Exchangeable Notes, net	12,607	1,766
Unamortized discount and debt issuance costs	(6,660)	—
2025 Exchangeable Notes, net	$5,947	$1,766

Payment Protection Program

On April 3, 2020, the U.S. Small Business Administration (SBA) launched the Paycheck Protection Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (Iterum US Limited), entered into the PPP loan with SVB under the Paycheck Protection Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due by the Company until the SBA remitted the forgiveness amount to Iterum US Limited or until after the 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest were due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020. Monthly amortization payments on the remaining loan balance of $404 began in December 2020 and total principal repayments of $69 were made during the three months ended March 31, 2022. The Company recognized $0 of interest expense related to the loan agreement during the three months ended March 31, 2022. All outstanding amounts were repaid on March 17, 2022, effectively terminating the PPP loan.

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 11 – Royalty-Linked Notes), as of March 31, 2022, for the following five fiscal years and thereafter were as follows:

Year Ending March 31, (unaudited)
2023	$—
2024	—
2025	12,607
2026	—
2027	—
Thereafter	104
Total	$12,711

11. Royalty-Linked Notes

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

Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the Company recognized the remaining unaccreted interest balance of $1,204 related to debt discounts and deferred financing costs under ASC 470, Debt, in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. The balance of the RLNs as of March 31, 2022 is as follows:

March 31, 2022
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(310)
Total liability related to the sale of future royalties at March 31, 2022	14,397
Current Portion	—
Long-term Portion	$14,397

12. Shareholders’ Equity

The following tables present a reconciliation of the Company’s beginning and ending balances in shareholders’ equity for the three months ended March 31, 2022 and 2021:

Total Shareholders' Equity
Shareholders' equity at January 1, 2022	$50,234
Share-based compensation expense	1,895
Issuance of ordinary shares, net	6
Net loss	(3,500)
Shareholders' equity at March 31, 2022	$48,635

Total Shareholders' (Deficit) / Equity
Shareholders' deficit at January 1, 2021	$(50,559)
Share-based compensation expense	281
Issuance of ordinary shares, net	68,156
Issuance of warrants for ordinary shares	6,199
Exercise of warrants for ordinary shares	14,257
Issuance of ordinary shares on conversion of Exchangeable Notes	92,104
Net loss	(98,921)
Shareholders' equity at March 31, 2021	$31,517

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

Ordinary Shares

On February 3, 2021, the Company entered into an underwriting agreement (the Underwriting Agreement) pursuant to which it issued and sold 34,782,609 ordinary shares, $0.01 nominal value per share, at a public offering price per share of $1.15 (the February 2021 Underwritten Offering). The February 2021 Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, the Company granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This exercise increased the total number of ordinary shares sold by the Company in the offering to 40,000,000 shares, which resulted in aggregate gross proceeds of $46,000 and net proceeds of $42,119 after deducting underwriting discounts and commissions and other offering expenses.

On February 9, 2021, the Company completed a registered direct offering (the February 2021 Registered Direct Offering), pursuant to which the Company issued and sold an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $2.00, for aggregate gross proceeds of $35,000 and net proceeds of $32,235 after deducting placement agent fees and other offering expenses. The closing date of the February 2021 Registered Direct Offering was February 12, 2021. The Company offered the ordinary shares in the June 3, 2020 Offering, June 30, 2020 Offering, February 2021 Underwritten Offering and February 2021 Registered Direct Offering pursuant to its universal shelf registration statement on Form S-3.

Beginning on January 21, 2021 to March 31, 2022, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2022 was $12,607.

At the Company’s extraordinary general meeting of shareholders on January 28, 2021, the Company’s shareholders approved an increase of 150,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 300,000,000 ordinary shares of $0.01 par value each as of March 31, 2022. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares currently have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon the Company’s IPO) at an exercise price of $18.85 per share. These warrants will expire on April 27, 2028. No warrants had been exercised as of March 31, 2022.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $2.1031 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of March 31, 2022.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share and will expire on June 30, 2025. As of March 31, 2022, warrants issued in connection with the June 30, 2020 Offering had been exercised for 1,264,757 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 20,192,307 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025. As of March 31, 2022, warrants issued in connection with the October 2020 Offering had been exercised for 20,890,516 ordinary shares, for net proceeds of $13,885.

In connection with the February 2021 Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 2,434,783 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of March 31, 2022, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 380,000 ordinary shares, for net proceeds of $546.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants was valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 8, 2021
Volatility	120%
Expected term in years	4.99
Dividend rate	0%
Risk-free interest rate	0.48%
Share price	$1.54
Fair value of warrants issued	$1.27

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 5,217,391 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 365,217 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of March 31, 2022.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants was valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 10, 2021
Volatility	120%
Expected term in years	4.98
Dividend rate	0%
Risk-free interest rate	0.46%
Share price	$2.73
Fair value of warrants issued	$2.32

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 1,225,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $2.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of March 31, 2022.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants was valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 12, 2021
Volatility	120%
Expected term in years	4.99
Dividend rate	0%
Risk-free interest rate	0.50%
Share price	$2.26
Fair value of warrants issued	$1.84

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of March 31, 2022. The Company’s Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares in issue as of March 31, 2022 or December 31, 2021.

13. Share-Based Compensation

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

On March 14, 2018, the Company’s Board of Directors adopted and approved the 2018 Equity Incentive Plan (the 2018 Plan), which became effective upon the execution and delivery of the underwriting agreement related to the Company’s IPO in May 2018. Since adopting the 2018 Plan, no further grants will be made under the 2015 Plan. The ordinary shares underlying any options that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2015 Plan will not be added back to the ordinary shares available for issuance.

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

On June 10, 2020, at the Company’s annual general meeting of shareholders, the shareholders approved and adopted an amended and restated 2018 Plan which, among other things included an increase of 2,250,000 ordinary shares to the number of ordinary shares reserved for issuance under the 2018 Plan.

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

The fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was estimated using the Black-Scholes option-pricing model. The inputs for the Black-Scholes model require management’s significant assumptions. The risk-free interest rate was based on a normalized estimate of the 7-year U.S. treasury yield. The Company has estimated the expected term utilizing the “simplified” method for awards that qualify as “plain vanilla”. The Company does not have sufficient company-specific historical and implied volatility information and it therefore estimates its expected share volatility based on historical volatility information of reasonably comparable guideline public companies and itself. The Company expects to continue to do so until such

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

time as it has adequate historical data regarding the volatility of its own traded share price. Expected dividend yield is based on the fact that the Company has never paid cash dividends and the Company’s future ability to pay cash dividends on its shares may be limited by the terms of any future debt or preferred securities. The Company has elected to account for forfeitures as they occur.

The Company granted 147,436 share options to employees and directors during the three months ended March 31, 2022, under the 2018 Plan and 50,000 share options to employees during the three months ended March 31, 2022 under the 2021 Inducement Plan. No share options were granted to employees or directors during the three months ended March 31, 2021. There were 15,679,663 and 235,645 unvested employee and director share options outstanding as of March 31, 2022 and March 31, 2021, respectively. Total expense recognized related to employee share options was $1,681 for the three months ended March 31, 2022 and $164 for the three months ended March 31, 2021. Total unamortized compensation expense related to employee share options was $19,917 and $806 as of March 31, 2022 and March 31, 2021, respectively, which is expected to be recognized over a remaining weighted average vesting period of 3.24 years and 1.21 years as of March 31, 2022 and March 31, 2021, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

	Three months ended
	March 31, 2022	March 31, 2021
Volatility	130%	90.3%
Expected term in years	5.50 - 6.25	6.25
Dividend rate	0%	0%
Risk-free interest rate	1.9 - 2.55%	0.78%
Share price	$0.41-$0.45	$2.03
Fair value of option on grant date	$0.37 - $0.40	$1.52

The following table summarizes total share option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2021	14,229,810	1,800,000	16,029,810
Granted	147,436	50,000	197,436
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding March 31, 2022	14,377,246	1,850,000	16,227,246

The following table summarizes the number of options outstanding and the weighted-average exercise price as of March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2021	16,029,810	$2.01	9.42	$—
Granted	197,436	$0.43
Exercised	—
Forfeited	—
Expired	—
Options outstanding March 31, 2022	16,227,246	$1.99	9.19	$—
Exercisable at March 31, 2022	547,583	$7.10	6.49	$—

Restricted Share Units (RSUs)

The Company granted 29,381 and 1,198,136 RSUs to employees and directors during the three months ended March 31, 2022 and three months ended March 31, 2021, respectively.

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of our plans:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2021	1,285,328	500,000	1,785,328
Granted	29,381	—	29,381
Shares vested	(578,136)	—	(578,136)
Forfeited	—	—	—
RSUs outstanding March 31, 2022	736,573	500,000	1,236,573

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2021	1,785,328	$1.28
Granted	29,381	$0.45
Shares vested	(578,136)	$1.60
Forfeited	—
RSUs outstanding March 31, 2022	1,236,573	$1.10

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for our employees under our 2018 Plan and four years for our employees under our 2021 Inducement Plan. Total expense recognized related to the RSUs was $214 for the three months ended March 31, 2022 and $82 for the three months ended March 31, 2021. Total unamortized compensation expense related to the RSUs was $1,130 and $1,834 as of March 31, 2022 and March 31, 2021, respectively, which is expected to be recognized over a remaining average vesting period of 1.96 and 1.38 years as of March 31, 2022 and March 31, 2021, respectively.

No RSUs, that are subject to certain performance-based vesting conditions (Performance RSUs), were awarded to employees or directors during the three months ended March 31, 2022 and 2021.

The fair value of Performance RSUs is expensed evenly over the vesting period. Total expense recognized related to Performance RSUs was $35 for the three months ended March 31, 2021. All Performance RSUs were fully expensed as of March 31, 2021.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Research and development expense	$526	$9
General and administrative expense	1,369	272

There was a total of $21,047 and $2,640 unamortized share-based compensation expense for options and RSUs as of March 31, 2022 and March 31, 2021, respectively, which is expected to be recognized over a remaining average vesting period of 3.16 years and 1.33 years as of March 31, 2022 and March 31, 2021, respectively.

14. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2022 and three months ended March 31, 2021, the Company recorded an income tax expense of $427 and $60, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $34,083 and $33,218, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

15. Commitments and Contingencies

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

On April 8, 2022, the Company filed a motion to dismiss with the court seeking dismissal of all claims asserted. Plaintiffs' response is due June 7, 2022. The next status conference is scheduled for July 29, 2022. The Company denies any and all allegations of wrongdoing and believes the defendants have valid defenses against these claims and, therefore, intends to vigorously defend against this lawsuit.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

16. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of March 31, 2022, $12,607 aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

The Units were issued by Iterum Bermuda, which was formed on November 6, 2019 and is a 100% owned “finance subsidiary” of the Company under Rule 3-10 of Regulation S-X with no independent function and no assets or operations other than those related to the issuance, administration and repayment of the Exchangeable Notes and RLNs. Iterum Therapeutics plc, as the parent company, has no independent assets or operations, and its operations are conducted solely through its subsidiaries. The assets, liabilities and results of operations of the Company, Iterum Bermuda and Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Subsidiary Guarantors) are not materially different than the corresponding amounts presented in the condensed consolidated financial statements of this Quarterly Report on Form 10-Q. The Company and the Subsidiary Guarantors have provided a full and unconditional guarantee of Iterum Bermuda’s obligations under the Exchangeable Notes and the RLNs, and each of the guarantees constitutes the joint and several obligations of the applicable guarantor. The Subsidiary Guarantors are 100% directly or indirectly owned subsidiaries of the Company. There are no significant restrictions upon the Company’s or the Subsidiary Guarantors’ ability to obtain funds from their subsidiaries by dividend or loan. None of the assets of Iterum Bermuda or the Subsidiary Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

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

During the third quarter of 2018, we initiated all three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. At a meeting in early May 2022, we reached general alignment with the FDA on key aspects of the design of an additional clinical trial required to support the potential resubmission of the NDA for oral sulopenem. We are designing an additional Phase 3 clinical trial as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) and intend to request an agreement with the FDA regarding the proposed protocol under the special protocol assessment (SPA) process. Subject to finalization and receipt of the SPA agreement, we expect to initiate enrollment in the trial in the second half of 2022. Additionally, in its CRL, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the additional clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of March 31, 2022, we had an accumulated deficit of $382.0 million. We expect to continue to incur significant expenses for the foreseeable future as we conduct additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the further clinical development of IV sulopenem and clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of March 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $75.3 million. We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2022 should be sufficient to fund our operating expenses and capital expenditure requirements into 2024, based on our current operating plan, and subject to final determination of the design and planned conduct of the additional clinical and non-clinical development for oral sulopenem. However, this estimate is based on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

We cannot foresee if and when the COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of its impact. COVID-19 has not yet had a significant impact on the Company’s day to day operations but there can be no assurance that the continued spread of COVID-19 and the responsive measures taken to date will not impact the additional clinical trial to be conducted in response to the CRL to support a potential resubmission of our NDA. Additionally, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for the approval of oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations.

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

The successful development and commercialization of oral sulopenem and/or sulopenem is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of our sulopenem program or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•
the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct the additional clinical trial to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including sulopenem for the treatment of uUTI;
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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. At a meeting in early May 2022, we reached general alignment with the FDA on key aspects of the design of an additional clinical trial required to support the potential resubmission of the NDA for oral sulopenem. We are designing an additional Phase 3 clinical trial as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) and intend to request an agreement with the FDA regarding the proposed protocol under the SPA process. Subject to finalization and receipt of the SPA agreement, we expect to initiate enrollment in the trial in the second half of 2022. Additionally, in its CRL, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the additional clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Adjustments to Fair Value of Derivatives

Derivative liabilities, which consist of embedded features in the Exchangeable Notes, are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in the condensed consolidated statements of operations as adjustments to fair value of derivatives.

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

Valuation allowances are provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We account for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate our tax positions on a quarterly basis. Our policy is to accrue for potential interest and penalties related to tax matters in income tax expense.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 28, 2022, involve the most judgment and complexity. Accordingly, we believe the policies set forth in such Annual Report on Form 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our operating loss and loss before income tax for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Operating expenses:
Research and development	$(3,440)	$(2,451)	$(989)
General and administrative	(3,933)	(3,396)	(537)
Total operating expenses	(7,373)	(5,847)	(1,526)
Operating loss	(7,373)	(5,847)	(1,526)
Total other income / (expense), net	4,300	(93,014)	97,314
Loss before income taxes	$(3,073)	$(98,861)	$95,788

Research and Development Expenses (in thousands)

	Three Months Ended
	March 31,
	2022	2021	Change
CRO and other preclinical and clinical trial expenses	$1,053	$689	$364
Consulting fees	393	1,089	(696)
Chemistry, manufacturing and control (CMC) related expenses	588	211	377
Personnel related (including share-based compensation)	1,406	462	944
Total research and development expenses	$3,440	$2,451	$989

The increase in CRO and other preclinical and clinical trial expenses of $0.4 million was primarily due to an increase in costs incurred to support the planning for our next Phase 3 clinical trial in support of the potential resubmission of our NDA. The decrease in consulting fees of $0.7 million was primarily due to a decrease in consultants used for research and development activities in the 2022 period. Consulting fees for the three months ended March 31, 2021 primarily related to consultants used during the FDA review of our NDA for oral sulopenem. CMC related expenses increased by $0.4 million primarily as a result of the intangible asset amortization charge. Personnel related costs increased by $0.9 million primarily as a result of an increase in headcount and an increase in share-based compensation for employees in our CMC, clinical and regulatory functions. Personnel related costs for the three months ended March 31, 2022 and 2021 included share-based compensation expense of $0.5 million and $0.0 million, respectively.

General and Administrative Expenses (in thousands)

	Three Months Ended
	March 31,
	2022	2021	Change
Personnel related (including share-based compensation)	$2,196	$992	$1,204
Facility related and other	973	751	222
Professional and consulting fees	764	1,653	(889)
Total general and administrative expenses	$3,933	$3,396	$537

Personnel related costs increased by $1.2 million primarily as a result of an increase in share-based compensation for employees in our general and administrative functions. Personnel related costs for the three months ended March 31, 2022 and 2021 included share-based compensation expense of $1.3 million and $0.2 million, respectively. Facility related and other costs increased by $0.2 million primarily as a result of an increase in directors' fees and share-based compensation for directors. Facility related and other costs for the three months ended March 31, 2022 and 2021 included share-based compensation expense of $0.1 million and $0.0 million, respectively, for directors. Professional and consulting fees decreased by $0.9 million primarily as a result of a decrease in consultants used to support our general and administrative functions.

Total Other Income / Expense, net

The following table summarizes our total other income / (expense), net for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Interest expense, net	$(1,039)	$(2,952)	$1,913
Adjustments to fair value of derivatives	5,177	(90,103)	95,280
Other income, net	162	41	121
Total other income / (expense), net	$4,300	$(93,014)	$97,314

Interest Expense, Net

Interest expense, net decreased by $1.9 million for the three months ended March 31, 2022 primarily as a result of the decrease in interest accruing on our Exchangeable Notes and a decrease in the amortization of the debt discounts and deferred financing costs relating to them due to the reduction in the outstanding Exchangeable Notes balance, and a reduction in interest expense associated with our credit facility with SVB as the outstanding balance reduced throughout the period, partially offset by an increase in unrealized losses.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $5.2 million for the three months ended March 31, 2022. This non-cash adjustment related to a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period and a decrease in the fair value of the RLNs due to a change to the expected timing of payments. Adjustments to the fair value of derivatives were $90.1 million for the three months ended March 31, 2021. This non-cash adjustment in the first quarter of 2021 related to an increase in the value of the derivative components associated with the Exchangeable Notes and RLNs primarily as a result of an increase in the price of our ordinary shares and market capitalization of the Company during the period.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the private placement which closed in January 2020 (the Private Placement) and the subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through March 31, 2022, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering in June 2020 (June 3, 2020 Offering) and the registered direct offering in June 2020 (June 30, 2020 Offering) and $1.8 million from the exercise of warrants issued in the June 30, 2020 Offering, net proceeds of $15.5 million from the underwritten offering in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October 2020 Offering, net proceeds of $42.1 million from the underwritten offering in February 2021 (February 2021 Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February 2021 Underwritten Offering and net proceeds of $32.2 million from the registered direct offering in February 2021 (February 2021 Registered Direct Offering).

As of March 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $75.3 million.

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

Required monthly amortization payments for the initial $15.0 million draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the three months ended March 31, 2022. Interest accrued at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and was payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, were due and paid on March 1, 2022 (the maturity date), effectively terminating the Loan and Security Agreement. The final payment fee of $0.6 million which represented 4.2% of the funded loan, was accreted using the effective interest method over the life of the loan as interest expense.

In connection with the initial $15.0 million draw, we issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon our IPO) at an exercise price of $18.85 per share. These warrants will expire on April 27, 2028.

In connection with the Private Placement, Iterum Bermuda was joined as a party to the Loan and Security Agreement as a borrower and the Loan and Security Agreement was amended on January 16, 2020 to, among other things, modify the definition of subordinated debt to include the RLNs and Exchangeable Notes.

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to March 31, 2022, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2022 was $12.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $44.7 million, after deducting placement agent fees and offering expenses.

Registered Direct Offerings

On June 3, 2020, we entered into the securities purchase agreement (June 3, 2020 SPA) with certain institutional investors pursuant to which we issued and sold, in the June 3, 2020 Offering, an aggregate of 2,971,770 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.6825, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. We offered the ordinary shares in the June 3, 2020 Offering pursuant to our universal shelf registration statement on Form S-3. Pursuant to the June 3, 2020 SPA, in a concurrent private placement, we issued and sold to the June 3 Purchasers warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. The closing date of the June 3, 2020 Offering was June 5, 2020. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $2.1031 per ordinary share, and will expire on June 3, 2025.

On June 30, 2020, we entered into the securities purchase agreement (June 30, 2020 SPA) with certain institutional investors pursuant to which we issued and sold in the June 30, 2020 Offering an aggregate of 3,372,686 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $1.4825, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. We offered the ordinary shares in the June 30, 2020 Offering pursuant to our universal shelf registration statement on Form S-3. Pursuant to the June 30, 2020 SPA, in a concurrent private placement, we issued and sold to the June 30 Purchasers warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants were exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The June 30, 2020 Offering closed on July 2, 2020. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $1.8531 per ordinary share, and will expire on June 30, 2025.

On February 9, 2021, we entered into the securities purchase agreement (February SPA) with certain institutional investors pursuant to which we issued and sold in the February 2021 Registered Direct Offering an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price of $2.00 per share, for aggregate net proceeds to up of $32.2 million after deducting placement agent fees and other offering expenses payable by us. We offered the ordinary shares in the February 2021 Registered Direct Offering pursuant to our universal shelf registration statement on Form S-3. The February 2021 Registered Direct Offering closed on February 12, 2021. Warrants to purchase 1,225,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February 2021 Registered Direct Offering. Upon closing, warrants issued to such designees became exercisable immediately at an exercise price of $2.50 per ordinary share and will expire on February 9, 2026.

October 2020 Offering

On October 27, 2020, we completed the October 2020 Offering in which we sold an aggregate of (i) 15,511,537 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 11,411,539 ordinary shares and (iii) warrants exercisable for an aggregate of 20,192,307 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October 2020 Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding ordinary shares immediately following the consummation of the October 2020 Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $0.65 per ordinary share and warrant and $0.64 per pre-funded warrant and warrant. Our net proceeds from the October 2020 Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $15.5 million. The warrants are exercisable upon issuance at a price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. All pre-funded warrants have been exercised for net proceeds of $0.11 million. In connection with the October 2020 Offering, we entered into a Purchase Agreement on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and will expire on October 22, 2025.

February 2021 Underwritten Offering

On February 3, 2021, we entered into an underwriting agreement (the Underwriting Agreement) pursuant to which we issued and sold 34,782,609 ordinary shares, $0.01 nominal value per share, at a public offering price of $1.15 per share. We offered the ordinary shares in the February 2021 Underwritten Offering pursuant to our universal shelf registration statement on Form S-3. The February 2021 Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, we granted the underwriter an option for a period of 30 days to purchase up to an additional 5,217,391 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This increased the total number of ordinary shares we sold in the February 2021 Underwritten Offering to 40,000,000 shares, which resulted in aggregate net proceeds of $42.1 million after deducting underwriting discounts and commissions and offering expenses. In addition, pursuant to the Underwriting Agreement, we agreed to issue to the underwriter’s designees warrants to purchase 2,800,000 ordinary shares, which is equal to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering, including the underwriter’s option to purchase an additional 5,217,391 ordinary shares. The warrants issued to such designees of the underwriter have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

Payment Protection Program

In April 2020, we began deferring payment on our share of U.S. payroll taxes owed, as allowed by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) through December 31, 2020. We paid half of our share of the 2020 U.S. payroll taxes owed in December 2021, with the remaining half due in December 2022.

On April 3, 2020, the U.S. Small Business Administration (SBA) launched the Paycheck Protection Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (Iterum US Limited), entered into the PPP loan with SVB under the Paycheck Protection Program, pursuant to Iterum US Limited receiving a loan of $0.7 million with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due until the earlier of the SBA remitting the forgiveness amount to Iterum US Limited or the Deferral Period. Following the Deferral Period, equal monthly repayments of principal and interest were due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $0.3 million of the loan in November 2020, and the remaining loan of $0.4 million began amortization in December 2020 with equal monthly repayments of $26 through March 2022. All outstanding amounts, including the final interest payment, were repaid on March 17, 2022, effectively terminating the PPP loan.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	(3,405)	(1,132)
Net cash provided by / (used by) investing activities	9,593	(33,920)
Net cash (used by) / provided by financing activities	(2,251)	86,982
Effect of exchange rates on cash and cash equivalents	(22)	(6)
Net increase in cash, cash equivalents and restricted cash	$3,915	$51,924

Operating Activities

During the three months ended March 31, 2022, operating activities used $3.4 million of cash, resulting from our net loss of $3.5 million and net non-cash charges of $0.9 million, partially offset by net cash provided by changes in our operating assets and liabilities of $1.0 million.

During the three months ended March 31, 2021, operating activities used $1.1 million of cash, resulting from our net loss of $98.9 million, partially offset by net non-cash adjustments of $93.5 million and net cash provided by changes in our operating assets and liabilities of $4.3 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2021 was largely related to a decrease in prepaid expenses and other current assets, primarily due to the refund of the FDA filing fee received in January 2021.

Investing Activities

During the three months ended March 31, 2022, net cash provided by investing activities of $9.6 million was related to proceeds from the sale of short-term investments of $20.9 million, partially offset by the purchase of short-term investments of $11.3 million. During the three months ended March 31, 2021, net cash used by investing activities of $33.9 million was related to the purchase of short-term investments.

Financing Activities

During the three months ended March 31, 2022, net cash used by financing activities of $2.3 million was related to principal repayments made to SVB under the Loan and Security Agreement, including a final payment fee and the PPP loan. Both loans were repaid in March 2022.

During the three months ended March 31, 2021, net cash provided by financing activities was $87.0 million and consisted of net cash proceeds of $42.1 million from the February 2021 Underwritten Offering, net cash proceeds of $32.2 million from the February 2021 Registered Direct Offering and $14.3 million from the exercise of warrants, partially offset by principal repayments of $1.6 million made to SVB under the Loan and Security Agreement and the PPP loan.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, resume any pre-commercialization activities and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•
conduct additional clinical trials for oral sulopenem and/or sulopenem, which includes the additional clinical trial to be conducted to support potential resubmission of our NDA for oral sulopenem;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the timing and costs of our clinical trials of oral sulopenem and sulopenem, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates, including the additional clinical trial and non-clinical development to be conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;
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
•
the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct the additional clinical trial to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including oral sulopenem for the treatment of uUTI; and
•
the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. The disruption and volatility in the global and domestic capital markets resulting from the COVID-19 pandemic may increase the cost of capital and limit our ability to access capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The RLNs, the Exchangeable Notes and the investor rights agreement we entered into in connection with the Private Placement each impose operating and other restrictions on us. Such restrictions affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends, incur additional indebtedness, undergo a change of control and enter into certain collaborations, strategic alliances or other similar partnerships, among other things. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. In addition, as described above, we are evaluating our corporate, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders while prudently managing our existing resources.

Contractual Obligations and Commitments

Under the Pfizer License, we have agreed to make certain regulatory and sales milestone payments. We are also obligated to make a potential one-time payment related to sublicensing income that exceeds a certain threshold. We are obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs. There was no payment due for the Payment Measuring Period ending June 30, 2020, December 31, 2020, June 30, 2021 and December 31, 2021. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return).

Our operating lease obligations primarily consist of payments for office space and commercial property, which are described further in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Future contractual payments on operating lease obligations due within one year of March 31, 2022 are $0.7 million, and future contractual payments on operating lease obligations due greater than one year from March 31, 2022 are $1.8 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $75.3 million, consisting of cash, money market funds, commercial paper and U.S. treasury and agency bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. An immediate interest rate increase of 100 basis points would result in a decrease of $0.3 million in the fair market value of our portfolio as of March 31, 2022. Such losses would only be realized if we sold the investments prior to maturity.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2022 and December 31, 2021, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2022 and 2021 or for the year ended December 31, 2021. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 5, 2021, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Northern District of Illinois. The complaint purports to be brought on behalf of shareholders who purchased the Company's securities between November 30, 2020 and July 26, 2021. The complaint generally alleges that the defendants violated Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning the Company’s submission of its NDA to the FDA for marketing approval of oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint seeks, among other things, unspecified damages, attorneys' fees, expert fees and other costs. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on November 3, 2021. On January 26, 2022, plaintiff filed an amended complaint which includes allegations similar to those made in the original complaint and seeks similar relief. On April 8, 2022, the Company filed a motion to dismiss with the court seeking dismissal of all claims asserted. Plaintiffs' response is due June 7, 2022. The next status conference is scheduled for July 29, 2022.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of March 31, 2022, we had an accumulated deficit of $382.0 million, cash and cash equivalents of $31.4 million and short-term investments of $43.9 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. At a meeting in early May 2022, we reached general alignment with the FDA on key aspects of the design of an additional clinical trial required to support the potential resubmission of the NDA for oral sulopenem. We are designing an additional Phase 3 clinical trial as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) and intend to request an agreement with the FDA regarding the proposed protocol under the special protocol assessment (SPA) process. Subject to finalization and receipt of the SPA agreement, we expect to initiate enrollment in the trial in the second half of 2022. Additionally, in its CRL, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. At March 31, 2022, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering and February 2021 Underwritten Offering. We

have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

Following receipt of the CRL, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and plan to limit spending to essential costs required in connection with the potential resubmission of the NDA.

We expect to continue to incur significant expenses and increasing operating losses as we conduct clinical trials of oral sulopenem and sulopenem including the additional clinical trial to be conducted in response to the CRL, seek marketing approval for oral sulopenem if clinical trials are successful, resume pre-commercialization activities and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•
conduct additional clinical trials for oral sulopenem and/or sulopenem, which includes the additional clinical trial to be conducted to support potential resubmission of our NDA for oral sulopenem;
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

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to incur significant expenses and increasing operating losses as we conduct clinical trials of oral sulopenem and sulopenem, including the additional clinical trial and non-clinical development to be conducted in response to the CRL, seek marketing approval for oral sulopenem if clinical trials are successful, resume pre-commercialization activities, and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. If we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and undertake commercialization activities, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial.

Based on our current operating plan, and subject to final determination of the design and planned conduct of the additional clinical and non-clinical development for oral sulopenem, we estimate that our cash, cash equivalents and short-term investments as of March 31, 2022 should be sufficient to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the timing and costs of our clinical trials of oral sulopenem and sulopenem, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates, including the additional clinical trial and non-clinical development to be conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;
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
•
the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct the additional clinical trial to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including oral sulopenem for the treatment of uUTI; and
•
the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

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

In the CRL, the FDA determined that additional data are necessary to support approval for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone. The FDA recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. At a meeting in early May 2022, we reached general alignment with the FDA on key aspects of the design of an additional clinical trial required to support the potential resubmission of the NDA for oral sulopenem. We are designing an additional Phase 3 clinical trial as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) and intend to request an agreement with the FDA regarding the proposed protocol under the SPA process. Subject to finalization and receipt of the SPA agreement, we expect to initiate enrollment in the trial in the second half of 2022. Additionally, in its CRL, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the additional clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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
•
enrolling and successfully completing any clinical trials that may be required for regulatory approval of our product candidates, including the additional clinical trial to be conducted in response to the CRL;
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

The EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the October 2020 Offering, the exchange rate of the Exchangeable Notes increased and the exchange price of the Exchangeable Notes adjusted from the previous exchange price of $1.00 per ordinary share (at the exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes) to $0.7775 per ordinary share (at an adjusted exchange rate of 1,286.1845 shares per $1,000 of principal and interest on the Exchangeable Notes). As of March 31, 2022, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. In addition, the exercise price and the number of shares issuable under our outstanding warrants are subject to adjustment pursuant to the terms of the applicable warrant. This indebtedness could make it more difficult for us to raise additional capital to fund our operations.

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

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of March 31, 2022, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

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

We have filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019 (File No. 333-232569), and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. The extent to which we are able to utilize the shelf registration statement as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, general market conditions and applicability of restrictions on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting ordinary shares held by non-affiliates, in any trailing 12-month period. As of March 31, 2022, we had issued $98.1 million of securities registered under our universal shelf registration statement.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three prior Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior pre-clinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. At a meeting in early May 2022, we reached general alignment with the FDA on key aspects of the design of an additional clinical trial required to support the potential resubmission of the NDA for oral sulopenem. We are designing an additional Phase 3 clinical trial as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) and intend to request an agreement with the FDA regarding the proposed protocol under the SPA process. Subject to finalization and receipt of the SPA agreement, we expect to initiate enrollment in the trial in the second half of 2022. Additionally, in its CRL, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the additional clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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
•
successful enrollment in, and completion of, clinical trials, including any clinical trials that may be required for regulatory approval of our product candidates, including the additional trial to be conducted in response to the CRL;
•
clinical trial results with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

•
timely completion of any additional clinical trials and non-clinical studies conducted to support the filing for regulatory approvals of our sulopenem program, if required by the FDA or any comparable foreign regulatory authority, including the additional clinical trial and non-clinical studies conducted in response to the CRL;
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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. At a meeting in early May 2022, we reached general alignment with the FDA on key aspects of the design of an additional clinical trial required to support the potential resubmission of the NDA for oral sulopenem. We are designing an additional Phase 3 clinical trial as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) and intend to request an agreement with the FDA regarding the proposed protocol under the SPA process. Subject to finalization and receipt of the SPA agreement, we expect to initiate enrollment in the trial in the second half of 2022. Additionally, in its CRL, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the additional clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA. As we work with the FDA to resolve the issues set out in the CRL, we will be delayed in obtaining, and may ultimately be unable to obtain, FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the

cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the prior Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. At a meeting in early May 2022, we reached general alignment with the FDA on key aspects of the design of an additional clinical trial required to support the potential resubmission of the NDA for oral sulopenem. We are designing an additional Phase 3 clinical trial as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) and intend to request an agreement with the FDA regarding the proposed protocol under the SPA process. Subject to finalization and receipt of the SPA agreement, we expect to initiate enrollment in the trial in the second half of 2022. Additionally, in its CRL, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the additional clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. At a meeting in early May 2022, we reached general alignment with the FDA on key aspects of the design of an additional clinical trial required to support the potential resubmission of the NDA for oral sulopenem. We are designing an additional Phase 3 clinical trial as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) and intend to request an agreement with the FDA regarding the proposed protocol under the SPA process. Subject to finalization and receipt of the SPA agreement, we expect to initiate enrollment in the trial in the second half of 2022. Additionally, in its CRL, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. Notwithstanding our interactions with the FDA to date, there can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the additional clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

We may encounter unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for oral sulopenem, sulopenem or any of our other product candidates, including:

•
although we conducted our prior Phase 3 clinical trials pursuant to SPA agreements, the FDA or other comparable foreign regulatory authorities may ultimately disagree as to the design or implementation of such clinical trials or other clinical trials, or may request additional data to support approval, such as that requested in the CRL from July 2021;
•
although we intend to request an agreement with the FDA regarding the proposed protocol for the additional Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) under the SPA process, there is no guarantee that we will reach agreement with the FDA on such protocol, or, that if we do, the FDA will file or approve any application that is supported by a clinical trial conducted in accordance with such protocol;
•
we may not reach agreement on acceptable terms with all clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;
•
clinical trials of our product candidates, including the additional clinical trial to be conducted in response to the CRL, may produce unfavorable or inconclusive results;
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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. While we successfully completed enrollment for all three of our prior Phase 3 clinical trials, we may not be able to initiate, continue or complete other clinical trials (including the additional clinical trial to be conducted in response to the CRL) of oral sulopenem, sulopenem or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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
•
the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion; and
•
the impact on access to hospitals and willingness of patients to participate in clinical trials including the additional clinical trial to be conducted in response to the CRL, or any additional clinical trial(s) required for regulatory approval of our product candidates, as a result of pandemics, like COVID-19, and other health crises.

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

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it on July 2, 2020, January 27, 2021, and August 30, 2021 to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. In its most recent update to this guidance, the FDA addressed questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for investigational new drugs and handle remote site monitoring visits. There is no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above.

Accordingly, our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, such as the additional clinical trial to be conducted in response to the CRL, may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, we rely on and expect to continue to rely on contract research organizations (CROs) and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their performance or the impact of pandemics, like COVID-19, to their business.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure our shareholders that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our sulopenem program in any indication.

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our prior Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. On July 23, 2021, we received a CRL from the FDA in respect of the NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. At a meeting in early May 2022, we reached general alignment with the FDA on key aspects of the design of an additional clinical trial required to support the potential resubmission of the NDA for oral sulopenem. We are designing an additional Phase 3 clinical trial as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) and intend to request an agreement with the FDA regarding the proposed protocol under the SPA process. Subject to finalization and receipt of the SPA agreement, we expect to initiate enrollment in the trial in the second half of 2022. Additionally, in its CRL, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. We have commenced additional non-clinical investigation to support the dosing regimen selected for oral sulopenem, as recommended by the FDA, and continue to work closely with the agency to address the deficiencies set out in the CRL. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the additional clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our prior Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and had our NDA application accepted for review by the FDA in January 2021, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, in its CRL, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to design, initiate and complete the additional clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Although we intend to request an agreement with the FDA regarding the proposed protocol for the additional Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) under the SPA process, a SPA does not guarantee marketing approval of, or any other particular outcome from, regulatory review.

We intend to request an agreement with the FDA regarding the proposed protocol for the additional Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) under the SPA process. Under the SPA process, the FDA provides a clinical trial sponsor with an official evaluation and written guidance on the design of a proposed protocol intended to form the basis for an NDA. A SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of the overall protocol design for a clinical trial intended to support a future marketing application, but it does not indicate FDA concurrence on every protocol detail. A SPA agreement also does not ensure the receipt of marketing approval or that the approval process will be faster than conventional procedures. A determination regarding marketing approval is addressed during the review of a submitted NDA and depends on efficacy and safety results and an evaluation of the overall benefits and risks of treatment after review of the data from the development program in its totality.

Even after the FDA agrees to the design, execution, and analysis proposed in a protocol reviewed under the SPA process, the FDA may revoke or alter its agreement if a substantial scientific issue essential to determining the safety or effectiveness of the drug has been identified after the testing has begun. A SPA agreement may also be changed through written agreement between the sponsor and the FDA. A revocation or alteration in an existing SPA could delay or prevent approval an NDA. In addition, any significant change to the protocol for a clinical trial subject to a SPA would require prior FDA approval, which could delay implementation of such a change and the conduct of the related clinical trial. The FDA retains significant discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

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

Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA imposes criminal and civil liability for, among other things, executing a scheme or making materially false statements in connection with the delivery of or payment for health care benefits, items or services. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations on covered entities and their business associates that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information.

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

In the United States, there have been and continue to be a number of legislative and regulatory changes, and proposed changes, that could affect the future results of our business and operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. For example, in March 2010 the Patient Protection and Affordable Care Act (as amended by the Health Care and Education Reconciliation Act) (ACA) was enacted, which has substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. The Coronavirus Aid, Relief, and Economic Security (CARES) Act suspended the 2% Medicare sequester from May 1, 2020 through

December 31, 2020, and extended the sequester by one year, through 2031.These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December

29, 2021 CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, the Department of Health and Human Services (HHS) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP), to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. To address these costs, the executive order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.” Thereafter, on September 9, 2021, HHS released its plan to reduce drug prices. The key features of that plan are to: (a) make drug prices more affordable and equitable for all consumers and throughout the health care system by supporting drug price negotiations with manufacturers; (b) improve and promote competition throughout the prescription drug industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

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

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA), the Irish Criminal Justice (Corruption Offenses) Act 2018, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in that existing laws might be administered or interpreted.

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

In addition, we have and may continue to need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses. For example, in 2020, we experienced a significant reduction in workforce as our initial sulopenem development program concluded. However, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. Additionally, in its CRL, the FDA recommended that we conduct further non-clinical investigation to determine the optimal dosing regimen, although the FDA stated that this recommendation does not raise an approvability issue. In connection with such additional clinical trial and non-clinical investigation, we will need to increase our workforce to support additional clinical activities, and, if we pursue additional clinical work related to cUTI and/or other indications, we may increase our research and development headcount.

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

Our business, results of operations, financial condition, cash flows and share price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19 which has spread worldwide, including to the United States and Ireland. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. These responsive measures have had a significant impact, both direct and indirect, on business and commerce worldwide, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended.

The COVID-19 pandemic may negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. Responsive measures to COVID-19 have resulted in restrictions on operations at clinical trial sites which could impact patient enrollment in the additional clinical trial to be conducted in response to the CRL to support a potential resubmission of our NDA. In addition, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, including the additional clinical trial to be conducted in response to the CRL, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations. For example, current and future restrictions on in-person interactions may impact how we commercialize our product candidates, if approved, and we may need to apply non-traditional marketing methods, which may ultimately not be efficient or successful.

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

We cannot foresee if and when the COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of its impact. If the COVID-19 pandemic is not effectively and timely controlled, we may experience prolonged disruption of our clinical trials, suppliers or contract manufacturers, extended closures of facilities, such as clinical trial sites, suppliers, manufacturers and distributors, including single source suppliers, and delays with respect to regulatory approvals or the commercialization of any of our product candidates, if approved. Such events may materially and adversely affect our business operations and financial condition. Additionally, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Moreover, it is possible the COVID-19 pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, our operations or the global and political environment as a whole but it has the potential to materially adversely affect our business, financial condition, results of operations, and prospects.

We may engage in acquisitions that could disrupt our business, cause dilution to our shareholders or reduce our financial resources.

In the future, we may enter into transactions to acquire other businesses, products or technologies. Any such proposed acquisitions may be subject to the consent of certain holders of the Securities in accordance with the terms and conditions of the EN Indenture and RLN Indenture. If we do identify suitable candidates for acquisition, we may not be able to make such acquisitions on favorable terms, or at all, and we may not be able to obtain approval of or consent to such acquisitions from holders of the Securities. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our ordinary shares or other equity securities to the shareholders of the acquired company, which would reduce the percentage ownership of our then current shareholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

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

Our ordinary shares began trading on the Nasdaq Global Market on May 25, 2018 and on December 23, 2020, we transferred the listing of our ordinary shares to The Nasdaq Capital Market. Given the relatively limited trading history of our ordinary shares and the intermittent volume of trading of our ordinary shares during that time, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our ordinary shares and thereby affect the ability of shareholders to sell their shares. An inactive trading market for our ordinary shares may also impair our ability to raise capital to continue to fund our operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The price of our ordinary shares has been volatile and could be subject to volatility related or unrelated to our operations and our shareholders’ investment in us could suffer a decline in value.

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $2.39 on June 29, 2021, and a low price of $0.19 on May 11, 2022, in the twelve-month period ending on May 12, 2022. During this time, the price per ordinary share has ranged from an intra-day low of $0.1852 per share to an intra-day high of $2.52 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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

On September 7, 2021, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC, (Nasdaq) indicating that, based on the closing bid price for the previous 30 consecutive business days, the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share (the Bid Price Rule). Under Nasdaq Listing Rule 5810(c)(3)(A), we were given a period of 180 calendar days, or until March 7, 2022, to regain compliance with the Bid Price Rule. Subsequently, on March 9, 2022 we were granted an additional 180-day compliance period, or until September 5, 2022, in which to regain compliance with the Bid Price Rule after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and providing written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse share split, if necessary. In our definitive proxy statement for our 2022 annual general meeting of shareholders, filed with the SEC on April 25, 2022, we submitted to our shareholders a proposal to approve a reverse share split (i.e., a consolidation of share capital under Irish law), whereby every 15 ordinary shares of $0.01 (nominal value) each in the authorized and unissued and authorized and issued share capital of the Company be consolidated into 1 ordinary share of $0.15 (nominal value) each, and the subsequent (i) reduction in the nominal value of the ordinary shares in the authorized and unissued and authorized and issued share capital of the Company from $0.15 each to $0.01 each and (ii) increase in the authorized ordinary share capital of the Company in order to round up the authorized share capital to an even number following the reverse share split, with our board of directors able to elect to abandon such proposed amendments and not effect the reverse share split authorized by the shareholders, in its sole discretion.

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

Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to regain compliance with respect to the current deficiency, including by effecting a reverse share split, or that we will be able to maintain compliance with the Nasdaq Capital Market continued listing requirements in the future or regain compliance with respect to any future deficiencies. This could impair the liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our ordinary shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all. The delisting of our ordinary shares from The Nasdaq Stock Market could also negatively impact our financial condition as it would constitute a fundamental change under the EN Indenture, which could trigger an obligation for us to repurchase the Exchangeable Notes at a repurchase price of 300% of the principal amount of the outstanding Exchangeable Notes.

Through the RLNs, we transferred to the holders thereof rights to receive certain payments in connection with commercial sales of sulopenem, which may reduce our ability to realize potential future revenue from such sales.

As part of a private placement which closed in January 2020 (the Private Placement) and subsequent rights offering (the Rights Offering), Iterum Bermuda issued RLNs which entitle the holders thereof to certain payments in connection with commercial sales of sulopenem. Holders of RLNs are entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (each, a Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as defined below) has been paid in respect of the RLNs, or (ii) December 31, 2045 (the End Date), or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of March 31, 2022, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. The warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3, 2020 Offering, the June 30, 2020 Offering, the October 2020 Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Additionally, the exercise of outstanding options and vesting of restricted share units under our equity incentive plans or equity inducement incentive plan or exercise of other outstanding warrants for ordinary shares may also dilute the ownership percentage or voting power of our shareholders.

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

In addition, the Exchangeable Notes are exchangeable for our ordinary shares upon the terms and conditions specified therein and a substantial portion have been exchanged for our ordinary shares. Pursuant to the investor rights agreement we entered into in connection with the Private Placement, we have filed a registration statement covering the resale of the ordinary shares issuable in connection with the exchange of the Exchangeable Notes issued as part of the Private Placement, among other securities, and the resale of the ordinary shares issuable in connection with the exchange of the Exchangeable Notes issued in connection with the Rights Offering are also covered by a registration statement. Also, in connection with our June 3, 2020 Offering and June 30, 2020 Offering, we filed a registration statement providing for the resale by the purchasers in such offerings of ordinary shares issued and issuable upon exercise of the warrants purchased in such offerings and a substantial portion of the warrants have been exercised. As a result, the shares issuable upon exchange of such notes and upon exercise of such warrants are able to be sold by the holders thereof without restrictions, subject to compliance with securities laws.

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

ITERUM THERAPEUTICS PLC

Date: May 13, 2022	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: May 13, 2022	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer