Form 10-Q
period 2022-06-30
Iterum Therapeutics plc
filed 2022-08-12
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 183,500,610 ordinary shares, $0.01 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our use of cash reserves;
•
the design, initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs including the planned clinical trial and non-clinical development to be conducted in response to the Complete Response Letter (CRL) received from the U.S. Food and Drug Administration in July 2021 in connection with our New Drug Application (NDA) for oral sulopenem;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$9,209	$27,446
Short-term investments	59,666	53,898
Current portion of restricted cash	30	—
Prepaid expenses and other current assets	2,021	1,922
Total current assets	70,926	83,266
Intangible asset, net	2,577	3,435
Property and equipment, net	46	91
Restricted cash, less current portion	34	64
Other assets	3,104	4,653
Total assets	$76,687	$91,509
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$787	$878
Accrued expenses	2,954	1,165
Derivative liability	1,622	6,058
Current portion of long-term debt	—	1,627
Income taxes payable	92	221
Other current liabilities	2,038	2,992
Total current liabilities	7,493	12,941
Long-term debt, less current portion	8,502	6,930
Royalty-linked notes	15,071	17,968
Other liabilities	1,735	3,436
Total liabilities	$32,801	$41,275
Commitments and contingencies (Note 15)
Shareholders’ equity:
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued at June 30, 2022 and December 31, 2021	—	—
Ordinary shares, $0.01 par value per share: 300,000,000 shares authorized at June 30, 2022 and December 31, 2021, 183,500,610 shares issued at June 30, 2022; 182,775,282 shares issued at December 31, 2021	1,835	1,827
Additional paid-in capital	430,779	426,900
Accumulated deficit	(388,728)	(378,493)
Total shareholders' equity	$43,886	$50,234
Total liabilities and shareholders’ equity	$76,687	$91,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$(3,984)	$(2,714)	$(7,424)	$(5,165)
General and administrative	(4,066)	(4,273)	(7,999)	(7,669)
Total operating expenses	(8,050)	(6,987)	(15,423)	(12,834)
Operating loss	(8,050)	(6,987)	(15,423)	(12,834)
Interest expense, net	(766)	(980)	(1,805)	(3,932)
Adjustments to fair value of derivatives	2,155	15,794	7,332	(74,309)
Other income, net	269	93	431	134
Total other income / (expense), net	1,658	14,907	5,958	(78,107)
Loss / (income) before income taxes	(6,392)	7,920	(9,465)	(90,941)
Income tax expense	(343)	(122)	(770)	(182)
Net (loss) / income and comprehensive (loss) / income	(6,735)	7,798	(10,235)	(91,123)
Net (loss) / income attributable to ordinary shareholders	$(6,735)	$7,798	$(10,235)	$(91,123)
Net (loss) / income per share attributable to ordinary shareholders – basic	$(0.04)	$0.04	$(0.06)	$(0.63)
Net (loss) / income per share attributable to ordinary shareholders – diluted	$(0.04)	$0.04	$(0.06)	$(0.63)
Weighted average ordinary shares outstanding – basic	183,364,740	180,017,313	183,134,415	144,608,227
Weighted average ordinary shares outstanding – diluted	183,364,740	204,600,645	183,134,415	144,608,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,235)	$(91,123)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	55	220
Amortization of intangible asset	858	—
Share-based compensation expense	3,879	840
Interest on short-term investments	(123)	(261)
Non-cash loss on short-term investments	490	196
Amortization of debt discount and deferred financing costs	1,157	3,017
Interest on exchangeable notes - non-cash	410	668
Adjustments to fair value of derivatives	(7,332)	74,309
Other	1,404	621
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,366)	2,141
Accounts payable	(92)	1,129
Accrued expenses	1,797	(557)
Income taxes	(128)	(140)
Other liabilities	(443)	(533)
Net cash used in operating activities	(9,669)	(9,473)
Cash flows from investing activities:
Puchases of property, plant and equipment	(10)	—
Purchases of short-term investments	(34,858)	(55,064)
Proceeds from sale of short-term investments	28,600	—
Net cash used in investing activities	(6,268)	(55,064)
Cash flows from financing activities:
Repayments of long-term debt	(2,251)	(3,258)
Proceeds from issuance of ordinary shares, net of transaction costs	—	89,648
Net cash (used in) / provided by financing activities	(2,251)	86,390
Effect of exchange rates on cash and cash equivalents	(49)	(2)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(18,237)	21,851
Cash, cash equivalents and restricted cash, at beginning of period	27,510	14,816
Cash, cash equivalents and restricted cash, at end of period	$9,273	$36,667
Supplemental Disclosure of Cash Flow Information:
Income tax paid - US	$898	$322
Interest paid	$22	$273

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

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance and sale of ordinary shares and convertible preferred shares, debt raised under financing arrangements with Silicon Valley Bank (SVB) including the Paycheck Protection Program loan (PPP loan), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement (Private Placement) and subsequent rights offering (Rights Offering) pursuant to which the Company's wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold $51,808 aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $104 aggcregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities), which Securities were sold in units consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs (the Units). The Company has not generated any product revenue. The Company has incurred operating losses since inception, including net losses of $10,235 and $91,123 for the six months ended June 30, 2022 and 2021, respectively, and a net loss of $91,564 for the year ended December 31, 2021. The Company had an accumulated deficit of $388,728 as of June 30, 2022 and expects to continue to incur net losses for the foreseeable future. Management believes that its cash and cash equivalents balance of $9,209 and short-term investments balance of $59,666 at June 30, 2022 are sufficient to fund operations into 2024. In making this assessment management have considered the planned operations of the company and the ability to adjust its plans if required.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2022, and results of

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021 have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

Specifically, management has estimated variables in the discounted cash flow analysis (DCF) to value derivative instruments (see Note 3 - Fair Value of Financial Assets and Liabilities).

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $105 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is a certificate of deposit for $30 as of June 30, 2022 which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease. Also included within restricted cash on the Company’s condensed consolidated balance sheet is $17 as of June 30, 2022 relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) from the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 as of June 30, 2022 relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) from the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 as of June 30, 2022 relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). These restricted cash amounts are unchanged from December 31, 2021. On the closing date of each of the June 3, 2020 Offering, June 30, 2020 Offering and the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Options to purchase ordinary shares	18,316,699	—	18,316,699	14,065,145
Unvested restricted share units	1,852,877	—	1,852,877	1,315,328
Unvested performance restricted share units	—	—	—	407,000
Warrants	7,202,878	—	7,202,878	7,202,878
Exchangeable Notes	18,787,768	—	18,787,768	17,733,806
Total	46,160,222	—	46,160,222	40,724,157

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

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expenses	2022	2021	2022	2021
Ireland	$5,078	$4,192	$9,627	$8,110
U.S.	2,966	2,794	5,777	4,678
Bermuda	6	1	19	46
Total	$8,050	$6,987	$15,423	$12,834

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	June 30, 2022	December 31, 2021
Ireland	$5,404	$7,601
U.S.	323	578
Total	$5,727	$8,179

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the United States to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. Neither the enactment of the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s income tax provision for the three and six months ended June 30, 2022 and 2021, or to the Company’s net deferred tax assets as of June 30, 2022.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

June 30, 2022
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$59,666	59,666	—	—

December 31, 2021
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$53,898	53,898	—	—

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

The following table presents information about the Company’s debt, Exchangeable Notes, Derivative liability and RLNs. The Company’s long-term debt was carried at amortized cost on the condensed consolidated balance sheet as of December 31, 2021 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

June 30, 2022	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable note	$8,502	$10,244	—	10,244	—
Derivative liability - exchange option and change of control	1,622	1,622	—	—	1,622
Revenue Futures
Royalty-linked notes	15,071	15,071	—	—	15,071
Total	$25,195	$26,937	—	10,244	16,693

December 31, 2021	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$1,627	$1,627	—	1,627	—
Exchangeable Notes
Long-term exchangeable note	6,930	9,495	—	9,495	—
Derivative liability - exchange option and change of control	6,058	6,058	—	—	6,058
Revenue Futures
Royalty-linked notes	17,968	17,968	—	—	17,968
Total	$32,583	$35,148	—	11,122	24,026

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

The Level 3 liabilities held as of June 30, 2022 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 10 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium are presented as a Derivative liability upon issuance of the Exchangeable Notes under the Private Placement and Rights Offering and are subsequently remeasured to fair value at the end of each reporting period. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which was adjusted from an initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Beginning on January 21, 2021 to June 30, 2022, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2022 was $12,607. The fair value of the exchange option at June 30, 2022 amounted to $1,094.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Notes Indenture, the Company will be required to pay each holder of an Exchangeable Note the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The Derivative liability, representing the change of control feature, was recorded at a fair value of $528 at June 30, 2022.

The fair value of each component of the Derivative liability was determined using the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of June 30, 2022 include the terms of the Exchangeable Notes Indenture, the Company’s share price and market capitalization, the expected annual volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture, and the risk-free interest rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's Derivative liability for the six months ended June 30, 2022:

June 30, 2022
Balance at December 31, 2021	$6,058
Conversion of Exchangeable Notes	—
Adjustment to fair value	(4,436)
Balance at period end	$1,622

The following summary table shows the assumptions used in the binomial option pricing model to estimate the fair value of the Derivative liabilities:

	June 30, 2022	December 31, 2021
Share price	$0.20	$0.392
Market capitalization	$36,700,122	$71,647,911
Volatility	100%	130%
Risk-free interest rate	3.03%	1.00%
Dividend rate	0%	0%

The additional significant assumption used in the DCF model to estimate the fair value of the change of control feature at June 30, 2022 was management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture.

The RLN liability is carried at fair value on the condensed consolidated balance sheet as of June 30, 2022 (see Note 11 – Royalty-Linked Notes). The total fair value of $15,071 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (the RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 20%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term Investments

The Company classifies its short-term investments as available for sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at period-end consist of corporate entity commercial paper and U.S. Treasury and Agency Bonds with maturities of more than three months at the date of purchase. Short-term investments as of June 30, 2022 have a weighted average maturity of 0.58 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. The fair value of short-term investments is represented by Level 1 fair value measurements – quoted prices in active markets for identical assets.

The following table represents the Company’s available for sale short-term investments by major security type as of June 30, 2022 and December 31, 2021:

June 30, 2022					Maturity by period
	Cost	Unrealized	Unrealized	Fair Value	Less than 1	1 to 5
Available for sale	Total	gains	(losses)	Total	year	years
Commercial paper	$37,321	69	(203)	37,187	35,483	1,705
U.S. Treasury and Agency Bonds	22,909	8	(438)	22,479	19,574	2,904
Total	$60,230	$77	$(641)	$59,666	$55,057	$4,609

December 31, 2021					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$37,549	17	(570)	36,996	31,833	5,163
U.S. Treasury and Agency Bonds	16,984	6	(88)	16,902	—	16,902
Total	$54,533	23	(658)	53,898	31,833	22,065

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2022	December 31, 2021
Prepaid insurance	$1,215	$624
Research and development tax credit receivable	304	840
Other prepaid assets	180	56
Prepaid research and development expenses	144	—
Interest receivable	123	290
Short-term deposits	34	37
Value added tax receivable	21	75
Total	$2,021	$1,922

6. Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	June 30, 2022	December 31, 2021
Gross intangible asset	$5,148	$5,148
Less: accumulated amortization	(2,571)	(1,713)
	$2,577	$3,435

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

7. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	June 30, 2022	December 31, 2021
Leasehold improvements	$148	$148
Furniture and fixtures	120	120
Laboratory equipment	—	86
Computer equipment	33	23
	301	377
Less: accumulated depreciation	(255)	(286)
	$46	$91

Depreciation expense was $55 for the six months ended June 30, 2022 and $391 for the year ended December 31, 2021.

8. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have remaining terms which range from four months to 6 years. The renewal option on one lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025. The renewal option on another lease was derecognized in June 2022 as it is no longer reasonably certain that the option will be exercised, resulting in a reduction in the remaining term from 16 to six years. In September 2020, the Company entered into a sublease agreement for a commercial unit that extends through September 2023. In November 2021, the Company entered into a 12-month lease for office space and in May 2022, the Company entered into a 6-month lease for office space and has elected not to apply the measurement and recognition requirements of ASC 842 to these short-term leases as any optional renewal term is not considered reasonably certain of exercise by the Company. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $264 and $410 of operating lease costs for right-of-use assets during the three and six months ended June 30, 2022 and $288 and $568 of operating lease costs for right-of-use assets during the three and six months ended June 30, 2021. The Company recognized $88 and $121 of rental expenses on the short term lease during the three and six months ended June 30, 2022. The Company recognized $72 and $148 of sublease income during the three and six months ended June 30, 2022 and $83 and $164 of sublease income during the three and six months ended June 30, 2021.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for operating lease liabilities	$269	$268	$443	$533

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term	5.8 years	13.97 years
Weighted-average discount rate	7.2%	7.0%

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	June 30, 2022	December 31, 2021
Other assets	$2,214	$3,741

Other current liabilities	$292	$464
Other liabilities	1,735	3,436
Total lease liabilities	$2,027	$3,900

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2022 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended June 30,
2023	$474
2024	407
2025	401
2026	288
2027	288
Thereafter	216
$2,074
Less imputed interest	(47)
Total lease liabilities	$2,027

9. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Accrued payroll and bonus expenses	$1,823	$771
Accrued other expenses	402	256
Accrued clinical trial costs	335	45
Accrued manufacturing expenses	201	77
Accrued professional fees	193	16
Total	$2,954	$1,165

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

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the six months ended June 30, 2022. Interest accrued at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and was payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, were due and paid on March 1, 2022 (the maturity date), effectively terminating the Loan and Security Agreement. The final payment fee of $630, which represented 4.2% of the funded loan, was accreted using the effective interest method over the life of the loan as interest expense.

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and were amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt was approximately 12.51% on March 1, 2022. The Company did not recognize any interest expense related to the Loan and Security Agreement during the three months ended June 30, 2022, and the Company recognized $16 of interest expense related to the Loan and Security Agreement during the six months ended June 30, 2022 including $6 related to the accretion of the debt discounts and deferred financing costs during the six months ended June 30, 2022. The Company recognized $164 and $374 of interest expense related to the Loan and Security Agreement during the three and six months ended June 30, 2021, respectively, including $42 and $102 related to the accretion of the debt discounts and deferred financing costs during the three and six months ended June 30, 2021, respectively. All outstanding amounts were repaid on March 1, 2022, effectively terminating the Loan and Security Agreement.

In connection with the Private Placement, Iterum Bermuda was joined as a party to the Loan and Security Agreement as a borrower and the Loan and Security Agreement was amended on January 16, 2020 to, among other things, modify the definition of subordinated debt to include the RLNs and Exchangeable Notes.

2025 Exchangeable Notes

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.5 aggregate principal amount of RLNs, to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from an initial exchange rate of 1,000 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $1.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to June 30, 2022, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have completed a non-cash exchange of their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2022 was $12,607.

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

The Company recognized $205 and $410 of interest expense related to the Exchangeable Notes during the three and six months ended June 30, 2022 and $232 and $668 of interest expense related to the Exchangeable Notes during the three and six months ended June 30, 2021. The Company recognized $584 and $1,162 related to the amortization of the debt discounts and deferred financing costs during the three and six months ended June 30, 2022 and $603 and $1,711 related to the amortization of the debt discounts and deferred financing costs during the three and six months ended June 30, 2021. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and June 30, 2021. The balance of the Exchangeable Notes as of June 30, 2022 is as follows:

	June 30, 2022
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$4,652
September 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	16
Conversion of $1,000 Exchangeable Notes exchangeable into ordinary shares at $0.7775 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(39,201)	(2,697)
2025 Exchangeable Notes, net	12,607	1,971
Unamortized discount and debt issuance costs	(6,076)	—
2025 Exchangeable Notes, net	$6,531	$1,971

Payment Protection Program

On April 3, 2020, the U.S. Small Business Administration (SBA) launched the Paycheck Protection Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (Iterum US Limited), entered into the PPP loan with SVB under the Paycheck Protection Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due by the Company until the SBA remitted the forgiveness amount to Iterum US Limited or until after the 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest were due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020 and monthly amortization payments on the remaining loan balance of $404 began in December 2020. No principal repayments were made during the three months ended June 30, 2022 and principal repayments of $69 were made during the six months ended June 30, 2022 and total principal repayments of $77 and $154 were made during the three and six months ended June 30, 2021, respectively. The Company recognized $0 of interest expense related to the loan agreement during the three and six months ended June 30, 2022 and $1 and $2 of interest expense related to the loan agreement during the three and six months ended June 30, 2021, respectively. All outstanding amounts were repaid on March 17, 2022, effectively terminating the PPP loan.

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 11 – Royalty-Linked Notes), as of June 30, 2022, for the following five fiscal years and thereafter were as follows:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Year Ending June 30, (unaudited)
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

The note proceeds from both the Private Placement and subsequent Rights Offering were allocated based on the relative fair value of the debt instrument, less transaction costs amounting to $1,239, as debt discounts. The Company imputed interest on the amortized cost of the liability using an estimated effective interest rate of 31.7% up to the date of the change in measurement. Payments to the noteholders in each period, related to future sales of sulopenem, would offset the liability. Subsequent to recognition of the RLN in accordance with ASC 815, Derivatives and Hedging, in January 2021, the fair value of the RLN is determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The Company periodically assesses the revenue forecasts of the specified sulopenem products and the related payments.

Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the Company recognized the remaining unaccreted interest balance of $1,204 related to debt discounts and deferred financing costs under ASC 470, Debt, in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021. The balance of the RLNs as of June 30, 2022 is as follows:

June 30, 2022
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	364
Total liability related to the sale of future royalties at June 30, 2022	15,071
Current Portion	—
Long-term Portion	$15,071

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

12. Shareholders’ Equity

The following tables present a reconciliation of the Company’s beginning and ending balances in shareholders’ equity for the six months ended June 30, 2022 and 2021:

Total Shareholders' Equity
Shareholders' equity at January 1, 2022	$50,234
Share-based compensation expense	3,879
Issuance of ordinary shares, net	8
Net loss	(10,235)
Shareholders' equity at June 30, 2022	$43,886

Total Shareholders' (Deficit) / Equity
Shareholders' deficit at January 1, 2021	$(50,559)
Share-based compensation expense	840
Issuance of ordinary shares, net	68,161
Issuance of warrants for ordinary shares	6,199
Exercise of warrants for ordinary shares	15,289
Issuance of ordinary shares on conversion of Exchangeable Notes	98,388
Net loss	(91,123)
Shareholders' equity at June 30, 2021	$47,195

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

Beginning on January 21, 2021 to June 30, 2022, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2022 was $12,607.

At the Company’s extraordinary general meeting of shareholders on January 28, 2021, the Company’s shareholders approved an increase of 150,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 300,000,000 ordinary shares of $0.01 par value each as of June 30, 2022. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares currently have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 19,890 ordinary shares upon the Company’s IPO) at an exercise price of $18.85 per share. These warrants will expire on April 27, 2028. No warrants had been exercised as of June 30, 2022.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 1,485,885 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.62 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 208,023 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $2.1031 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of June 30, 2022.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 1,686,343 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.42 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 236,088 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $1.8531 per ordinary share and will expire on June 30, 2025. As of June 30, 2022, warrants issued in connection with the June 30, 2020 Offering had been exercised for 1,264,757 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 20,192,307 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $0.65 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 1,884,615 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $0.8125 per ordinary share and expire on October 22, 2025. As of June 30, 2022, warrants issued in connection with the October 2020 Offering had been exercised for 20,890,516 ordinary shares, for net proceeds of $13,885.

In connection with the February 2021 Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 2,434,783 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of June 30, 2022, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 380,000 ordinary shares, for net proceeds of $546.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants was valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 8, 2021
Volatility	120%
Expected term in years	4.99
Dividend rate	0%
Risk-free interest rate	0.48%
Share price	$1.54
Fair value of warrants issued	$1.27

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 5,217,391 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 365,217 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $1.4375 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of June 30, 2022.

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

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 1,225,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $2.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of June 30, 2022.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants was valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 12, 2021
Volatility	120%
Expected term in years	4.99
Dividend rate	0%
Risk-free interest rate	0.50%
Share price	$2.26
Fair value of warrants issued	$1.84

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of June 30, 2022. The Company’s Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares in issue as of June 30, 2022 or December 31, 2021.

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

The fair value of options granted are estimated using the Black-Scholes option-pricing model. The inputs for the Black-Scholes model require management’s significant assumptions. The risk-free interest rate was based on a normalized estimate of the 7-year U.S. treasury yield. The Company has estimated the expected term utilizing the “simplified” method for awards that qualify as “plain vanilla”. The Company does not have sufficient company-specific historical and implied volatility information and it therefore estimates its expected share volatility based on historical volatility information of reasonably comparable guideline public companies and itself. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. Expected dividend yield is based on the fact that the Company has never paid cash dividends and the Company’s future ability to pay cash dividends on its shares may be limited by the terms of any future debt or preferred securities. The Company has elected to account for forfeitures as they occur.

The Company granted 2,201,889 and 13,374,412 share options to employees and directors during the six months ended June 30, 2022 and 2021, respectively, under the 2018 Plan and 85,000 share options to employees during the six months ended June 30, 2022 under the 2021 Inducement Plan. No share options were granted to employees or directors under the 2021 Inducement Plan during the six months ended June 30, 2021. There were 14,305,867 and 13,516,250 unvested employee and director share options outstanding as of June 30, 2022 and June 30, 2021, respectively. Total expense recognized related to employee share options was $1,682 and $3,363 for the three and six months ended June 30, 2022 and $277 and $441 for the three and six months ended June 30, 2021. Total unamortized compensation expense related to employee share options was $18,589 and $23,927 as of June 30, 2022 and June 30, 2021, respectively, which is expected to be recognized over a remaining weighted average vesting period of 2.74 years and 3.92 years as of June 30, 2022 and June 30, 2021, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Six months ended
	June 30, 2022	June 30, 2021
Volatility	110% - 130%	120%
Expected term in years	5.50 - 6.25	5.50 - 6.25
Dividend rate	0%	0%
Risk-free interest rate	1.9 - 3.53%	0.90 - 1.29%
Share price	$0.20 - $0.45	$1.99 - $2.01
Fair value of option on grant date	$0.16 - $0.40	$1.70 - $1.75

The following table summarizes total share option activity for all Company plans:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2021	14,229,810	1,800,000	16,029,810
Granted	2,201,889	85,000	2,286,889
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding June 30, 2022	16,431,699	1,885,000	18,316,699

The following table summarizes the number of options outstanding and the weighted-average exercise price as of June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2021	16,029,810	$2.01	9.42	$—
Granted	2,286,889	$0.23
Exercised	—
Forfeited	—
Expired	—
Options outstanding June 30, 2022	18,316,699	$1.79	9.06	$—
Exercisable at June 30, 2022	4,010,832	$2.74	8.59	$—

Restricted Share Units (RSUs)

The Company granted 792,877 and 1,345,328 RSUs to employees and directors during the six months ended June 30, 2022 and 2021, respectively, under the 2018 Plan.

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of our plans:

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2021	1,285,328	500,000	1,785,328
Granted	792,877	—	792,877
Shares vested	(725,328)	—	(725,328)
Forfeited	—	—	—
RSUs outstanding June 30, 2022	1,352,877	500,000	1,852,877

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2021	1,785,328	$1.28
Granted	792,877	$0.22
Shares vested	(725,328)	$1.58
Forfeited	—
RSUs outstanding June 30, 2022	1,852,877	$0.71

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for our employees under our 2018 Plan and four years for our employees under our 2021 Inducement Plan. Total expense recognized related to the RSUs was $302 and $516 for the three and six months ended June 30, 2022 and $282 and $364 for the three and six months ended June 30, 2021. Total unamortized compensation expense related to the RSUs was $989 and $1,771 as of June 30, 2022 and June 30, 2021, respectively, which is expected to be recognized over a remaining average vesting period of 1.54 and 1.57 years as of June 30, 2022 and June 30, 2021, respectively.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

No RSUs that are subject to certain performance-based vesting conditions (Performance RSUs) were awarded to employees or directors during the three and six months ended June 30, 2022 and 2021, respectively.

The fair value of Performance RSUs is expensed evenly over the vesting period. No expense related to Performance RSUs was recognized during the three months ended June 30, 2021, and total expense recognized related to Performance RSUs was $35 for the six months ended June 30, 2021. All Performance RSUs were fully expensed as of June 30, 2021.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Research and development expense	$614	$169	$1,140	$178
General and administrative expense	1,370	390	2,739	662

There was a total of $19,578 and $25,698 unamortized share-based compensation expense for options and RSUs as of June 30, 2022 and June 30, 2021, respectively, which is expected to be recognized over a remaining average vesting period of 2.61 years and 3.62 years as of June 30, 2022 and June 30, 2021, respectively.

14. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the six months ended June 30, 2022 and 2021, the Company recorded an income tax expense of $770 and $182, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $34,566 and $33,218, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

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

Legal Proceedings

On August 5, 2021, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Northern District of Illinois. The complaint purports to be brought on behalf of shareholders who purchased the Company's securities between November 30, 2020 and July 26, 2021. The complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning the Company's submission of its New Drug Application (NDA) to the FDA for marketing approval of oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint seeks, among other things, unspecified damages, attorneys' fees, expert fees and other costs. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on November 3, 2021.

On January 26, 2022, plaintiff filed an amended complaint which includes allegations similar to those made in the original complaint and seeks similar relief.

On April 8, 2022, the Company filed a motion to dismiss with the court seeking dismissal of all claims asserted. Oral argument on the motion to dismiss is scheduled for August 17, 2022. The Company denies any and all allegations of wrongdoing and believes the defendants have valid defenses against these claims and, therefore, intends to vigorously defend against this lawsuit.

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

16. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.5 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of June 30, 2022, $12,607 aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

17. Subsequent Events

Other than as disclosed in Form 8-K filed with the SEC on July 8, 2022, there have been no events subsequent to the period end that would require adjustment to, or disclosure in, the Quarterly Report on Form 10-Q.

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

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population, and we expect to initiate enrollment in the fourth quarter of 2022. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional nonclinical Pharmacokinetics and Pharmacodynamics (PK/PD) studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of June 30, 2022, we had an accumulated deficit of $388.7 million. We expect to continue to incur significant expenses for the foreseeable future as we conduct planned clinical and additional non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the further clinical development of IV sulopenem and clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of June 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $68.9 million. We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2022 should be sufficient to fund our operating expenses into 2024, based on our current operating plan. However, this estimate is based on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

COVID-19 Global Pandemic

In December 2019, an outbreak of COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, prior U.S. President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may impact the ability of our strategic partners to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. We may experience an impact to the timelines of our planned and any additional clinical and non-clinical development for sulopenem due to the worldwide spread of COVID-19. These effects, and the direct effect of the virus and any potential disruption on our operations, may negatively impact our ability to meet our strategic targets. Our employees, in many cases, are working remotely in part due to safety concerns and using various technologies to perform their functions. We feel we have sufficient office and IT resources to allow employees to return to office work or work from home indefinitely based on the latest government advice. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations and financial condition; however, its ultimate impact is highly uncertain and subject to change.

We cannot foresee if and when the COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of its impact. COVID-19 has not yet had a significant impact on the Company’s day to day operations but there can be no assurance that the continued spread of COVID-19 and the responsive measures taken to date will not impact the planned clinical trial to be conducted in response to the CRL to support a potential resubmission of our NDA. Additionally, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for the approval of oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations.

Management is actively monitoring the global situation and its possible effects on our financial condition, liquidity, suppliers, industry, and operations including manufacturing, clinical trials and workforce. Given the evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the adverse effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity.

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

The successful development and commercialization of oral sulopenem and/or sulopenem is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of our sulopenem program or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•
the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct the planned clinical trial to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including sulopenem for the treatment of uUTI;
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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population, and we expect to initiate enrollment in the fourth quarter of 2022. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional nonclinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to initiate and complete the planned clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Interest Expense, Net

Interest expense, net consists of interest accrued and amortization of debt costs with respect to the 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and Limited Recourse Royalty-Linked Subordinated Notes (RLNs) issued in 2020 (through January 2021), interest earned on our cash and cash equivalents, which are generally invested in money market accounts, interest earned on our investments in marketable securities and interest incurred and amortization of debt costs on our loan from Silicon Valley Bank (SVB) and interest incurred on our note received under the Payment Protection Program (the PPP loan). Interest on the Exchangeable Notes is not payable until maturity of the instrument unless exchanged prior to maturity in accordance with the terms of the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture) at which time any accrued and unpaid interest becomes due and payable.

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

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 28, 2022, involve the most judgment and complexity. Accordingly, we believe the policies set forth in such Annual Report on Form 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our operating loss and (loss) / income before income tax for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022	2021	Change
Operating expenses:
Research and development	$(3,984)	$(2,714)	$(1,270)
General and administrative	(4,066)	(4,273)	207
Total operating expenses	(8,050)	(6,987)	(1,063)
Operating loss	(8,050)	(6,987)	(1,063)
Total other income, net	1,658	14,907	(13,249)
(Loss) / income before income taxes	$(6,392)	$7,920	$(14,312)

Research and Development Expenses (in thousands)

	Three Months Ended
	June 30,
	2022	2021	Change
CRO and other preclinical and clinical trial expenses	$1,396	$692	$704
Personnel related (including share-based compensation)	1,427	417	1,010
Chemistry, manufacturing and control (CMC) related expenses	868	449	419
Consulting fees	293	1,156	(863)
Total research and development expenses	$3,984	$2,714	$1,270

The increase in CRO and other preclinical and clinical trial expenses of $0.7 million was primarily due to an increase in costs incurred to support the activities for our planned Phase 3 clinical trial, which is expected to begin enrollment in the fourth quarter of 2022, in support of the potential resubmission of our NDA. Personnel related costs increased by $1.0 million primarily as a result of an increase in headcount and an increase in share-based compensation for employees in our CMC, clinical and regulatory functions. Personnel related costs for the three months ended June 30, 2022 and 2021 included share-based compensation expense of $0.6 million and $0.2 million, respectively. CMC related expenses increased by $0.4 million primarily as a result of the intangible asset amortization charge. The decrease in consulting fees of $0.9 million was primarily due to a decrease in consultants used for research and development activities in the 2022 period. Consulting fees for the three months ended June 30, 2021 primarily related to consultants used during the FDA review of our NDA for oral sulopenem.

General and Administrative Expenses (in thousands)

	Three Months Ended
	June 30,
	2022	2021	Change
Personnel related (including share-based compensation)	$2,179	$593	$1,586
Facility related and other	1,059	929	130
Professional and consulting fees	828	2,751	(1,923)
Total general and administrative expenses	$4,066	$4,273	$(207)

Personnel related costs increased by $1.6 million primarily as a result of an increase in headcount and an increase in share-based compensation for employees in our general and administrative functions. Personnel related costs for the three months ended June 30, 2022 and 2021 included share-based compensation expense of $1.2 million and $0.4 million, respectively. Facility related and other costs increased by $0.1 million primarily as a result of an increase in share-based compensation for directors. Facility related and other costs for the three months ended June 30, 2022 and 2021 included share-based compensation expense of $0.1 million and $0.0 million, respectively, for directors. Professional and consulting fees decreased by $1.9 million primarily as a result of a decrease in consultants used to support our general and administrative functions and pre-commercialization activities carried out in 2021 prior to receipt of the CRL.

Total Other Income, net

The following table summarizes our total other income, net for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022	2021	Change
Interest expense, net	$(766)	$(980)	$214
Adjustments to fair value of derivatives	2,155	15,794	(13,639)
Other income, net	269	93	176
Total other income, net	$1,658	$14,907	$(13,249)

Interest Expense, Net

Interest expense, net decreased by $0.2 million for the three months ended June 30, 2022 primarily as a result of a reduction in interest expense associated with our credit facility with SVB, which was repaid in full in March 2022.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $2.2 million for the three months ended June 30, 2022. This non-cash adjustment related to a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period, partially offset by an increase in the fair value of the RLNs due to timing. Adjustments to the fair value of derivatives were $15.8 million for the three months ended June 30, 2021. This non-cash adjustment primarily related to a decrease in the fair value of the RLNs issued in 2020.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit. The increase of $0.2 million is primarily related to an increase in unrealized foreign currency gains due to the strength of the US dollar.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our operating losses and loss before income tax for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
Operating expenses:
Research and development	$(7,424)	$(5,165)	$(2,259)
General and administrative	(7,999)	(7,669)	(330)
Total operating expenses	(15,423)	(12,834)	(2,589)
Operating loss	(15,423)	(12,834)	(2,589)
Total other income / (expense), net	5,958	(78,107)	84,065
Loss before income taxes	$(9,465)	$(90,941)	$81,476

Research and Development Expenses (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
CRO and other preclinical and clinical trial expenses	$2,449	$1,381	$1,068
Personnel related (including share-based compensation)	2,833	879	1,954
Chemistry, manufacturing and control (CMC) related expenses	1,456	660	796
Consulting fees	686	2,245	(1,559)
Total research and development expenses	$7,424	$5,165	$2,259

The increase in CRO and other preclinical and clinical trial expenses of $1.1 million was primarily due to an increase in costs incurred to support the activities for our planned Phase 3 clinical trial, which is expected to begin enrollment in the fourth quarter of 2022, in support of the potential resubmission of our NDA. Personnel related costs increased by $2.0 million primarily as a result of an increase in headcount and an increase in share-based compensation for employees in our CMC, clinical and regulatory functions. Personnel related costs for the six months ended June 30, 2022 and 2021 included share-based compensation expense of $1.1 million and $0.2 million, respectively. CMC related expenses increased by $0.8 million primarily as a result of the intangible asset amortization charge. The decrease in consulting fees of $1.6 million was primarily due to a decrease in consultants used for research and development activities in the six months ended June 30, 2022. Consulting fees for the six months ended June 30, 2021 primarily related to consultants used during the FDA review of our NDA for oral sulopenem.

General and Administrative Expenses (in thousands)

	Six Months Ended
	June 30,
	2022	2021	Change
Personnel related (including share-based compensation)	$4,375	$1,585	$2,790
Facility related and other	2,032	1,680	352
Professional and consulting fees	1,592	4,404	(2,812)
Total general and administrative expenses	$7,999	$7,669	$330

Personnel related costs increased by $2.8 million primarily as a result of an increase in headcount and an increase in share-based compensation for employees in our general and administrative functions. Personnel related costs for the six months ended June 30, 2022 and 2021 included share-based compensation expense of $2.5 million and $0.6 million, respectively. Facility related and other costs increased by $0.4 million primarily as a result of an increase in directors fees and share-based compensation for directors. Facility related and other costs for the six months ended June 30, 2022 and 2021 included share-based compensation expense of $0.3 million and $0.1 million, respectively, for directors. Professional and consulting fees decreased by $2.8 million primarily as a result of a decrease in consultants used to support our general and administrative functions and pre-commercialization activities carried out in 2021 prior to receipt of the CRL.

Total Other Income / (Expense), Net

The following table summarizes our total other income / (expense), net for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
Interest expense, net	$(1,805)	$(3,932)	$2,127
Adjustments to fair value of derivatives	7,332	(74,309)	81,641
Other income, net	431	134	297
Total other income / (expense), net	$5,958	$(78,107)	$84,065

Interest Expense, Net

Interest expense, net decreased by $2.1 million for the six months ended June 30, 2022 primarily as a result of a decrease in the amortization of the debt discounts and deferred financing costs relating to the RLNs which were listed, and therefore fully amortized, in January 2021, a decrease in interest accruing on our Exchangeable Notes and a decrease in the amortization of the debt discounts and deferred financing costs relating to them due to the reduction in the Exchangeable Notes outstanding balance and a reduction in interest expense associated with our credit facility with SVB, which was repaid in full in March 2022, partially offset by an increase in unrealized losses.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $7.3 million for the six months ended June 30, 2022. This non-cash adjustment related to a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period and a decrease in the fair value of the RLNs due to a change to the expected timing of payments. Adjustments to the fair value of derivatives were $74.3 million for the six months ended June 30, 2021. This non-cash adjustment related to an increase in the value of the derivative components associated with the Exchangeable Notes, both exchanged and remaining, primarily as a result of an increase in the price of the ordinary shares and market capitalization of the Company during the period.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit. The increase of $0.3 million is primarily related to an increase in unrealized foreign currency gains due to the strength of the US dollar.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the private placement which closed in January 2020 (the Private Placement) and the subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through June 30, 2022, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering in June 2020 (June 3, 2020 Offering) and the registered direct offering in June 2020 (June 30, 2020 Offering) and $1.8 million from the exercise of warrants issued in the June 30, 2020 Offering, net proceeds of $15.5 million from the underwritten offering in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October 2020 Offering, net proceeds of $42.1 million from the underwritten offering in February 2021 (February 2021 Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February 2021 Underwritten Offering and net proceeds of $32.2 million from the registered direct offering in February 2021 (February 2021 Registered Direct Offering).

As of June 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $68.9 million.

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

Required monthly amortization payments for the initial $15.0 million draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the six months ended June 30, 2022. Interest accrued at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and was payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, were due and paid on March 1, 2022 (the maturity date), effectively terminating the Loan and Security Agreement. The final payment fee of $0.6 million which represented 4.2% of the funded loan, was accreted using the effective interest method over the life of the loan as interest expense.

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

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an

Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 1,286.1845 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $0.7775 per ordinary share) as of November 2, 2020, which exchange rate was adjusted from an initial exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $1.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to June 30, 2022, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 53,888,331 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2022 was $12.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

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

On February 9, 2021, we entered into the securities purchase agreement (February SPA) with certain institutional investors pursuant to which we issued and sold in the February 2021 Registered Direct Offering an aggregate of 17,500,000 ordinary shares, $0.01 nominal value per share, at a purchase price of $2.00 per share, for aggregate net proceeds to us of $32.2 million after deducting placement agent fees and other offering expenses payable by us. We offered the ordinary shares in the February 2021 Registered Direct Offering pursuant to our universal shelf registration statement on Form S-3. The February 2021 Registered Direct Offering closed on February 12, 2021. Warrants to purchase 1,225,000 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February 2021 Registered Direct Offering. Upon closing, warrants issued to such designees became exercisable immediately at an exercise price of $2.50 per ordinary share and will expire on February 9, 2026.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	(9,669)	(9,473)
Net cash used in investing activities	(6,268)	(55,064)
Net cash (used in) / provided by financing activities	(2,251)	86,390
Effect of exchange rates on cash and cash equivalents	(49)	(2)
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(18,237)	$21,851

Operating Activities

During the six months ended June 30, 2022, operating activities used $9.7 million of cash, resulting from our net loss of $10.2 million and net cash used by changes in our operating assets and liabilities of $0.2 million, partially offset by net non-cash charges of $0.8 million.

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

Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities of $6.3 million was related to the purchase of short-term investments of $34.9 million, partially offset by proceeds from the sale of short-term investments of $28.6 million.

During the six months ended June 30, 2021, net cash used by investing activities of $55.1 million was related to the purchase of short-term investments.

Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities of $2.3 million was related to principal repayments made to SVB under the Loan and Security Agreement, including a final payment fee and the PPP loan. Both loans were repaid in full in March 2022.

During the six months ended June 30, 2021, net cash provided by financing activities was $86.4 million and consisted of net cash proceeds of $42.1 million from the February 2021 Underwritten Offering, net cash proceeds of $32.2 million from the February 2021 Registered Direct Offering and $15.3 million from the exercise of warrants, partially offset by principal repayments of $3.3 million made to SVB under the Loan and Security Agreement and the PPP loan.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, engage in any pre-commercialization activities and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•
conduct additional clinical trials for oral sulopenem and/or sulopenem, which includes the planned Phase 3 clinical trial to be conducted to support potential resubmission of our NDA for oral sulopenem;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the timing and costs of our clinical trials of oral sulopenem and sulopenem, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates, including the planned clinical trial and non-clinical development being conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;
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
•
the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct the planned clinical trial to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including oral sulopenem for the treatment of uUTI; and
•
the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

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

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs. There was no payment due for the Payment Measuring Period ending June 30, 2020, December 31, 2020, June 30, 2021, December 31, 2021 and June 30, 2022. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return).

Our operating lease obligations primarily consist of payments for office space and commercial property, which are described further in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Future contractual payments on operating lease obligations due within one year of June 30, 2022 are $0.5 million, and future contractual payments on operating lease obligations due greater than one year from June 30, 2022 are $1.6 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $68.9 million, consisting of cash, money market funds, commercial paper and U.S. treasury and agency bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. An immediate interest rate increase of 100 basis points would result in a decrease of $0.3 million in the fair market value of our portfolio as of June 30, 2022. Such losses would only be realized if we sold the investments prior to maturity.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2022 and December 31, 2021, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the six months ended June 30, 2022 and 2021 or for the year ended December 31, 2021. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 5, 2021, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Northern District of Illinois. The complaint purports to be brought on behalf of shareholders who purchased the Company's securities between November 30, 2020 and July 26, 2021. The complaint generally alleges that the defendants violated Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning the Company’s submission of its NDA to the FDA for marketing approval of oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint seeks, among other things, unspecified damages, attorneys' fees, expert fees and other costs. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on November 3, 2021. On January 26, 2022, plaintiff filed an amended complaint which includes allegations similar to those made in the original complaint and seeks similar relief. On April 8, 2022, the Company filed a motion to dismiss with the court seeking dismissal of all claims asserted. Oral argument on the motion to dismiss is scheduled for August 17, 2022.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of June 30, 2022, we had an accumulated deficit of $388.7 million, cash and cash equivalents of $9.2 million and short-term investments of $59.7 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the special protocol assessment (SPA) process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population, and we expect to initiate enrollment in the fourth quarter of 2022. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional nonclinical Pharmacokinetics and Pharmacodynamics (PK/PD) studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. At June 30, 2022, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering and February 2021 Underwritten Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

Following receipt of the CRL, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and plan to limit spending to essential costs required in connection with the potential resubmission of the NDA.

We expect to continue to incur significant expenses and increasing operating losses as we conduct clinical trials of oral sulopenem and sulopenem including the planned clinical trial to be conducted in response to the CRL, seek marketing approval for oral sulopenem if clinical trials are successful, engage in pre-commercialization activities and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•
conduct additional clinical trials for oral sulopenem and/or sulopenem, which includes the planned Phase 3 clinical trial to be conducted to support potential resubmission of our NDA for oral sulopenem;
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

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to incur significant expenses and increasing operating losses as we conduct clinical trials of oral sulopenem and sulopenem, including the planned clinical trial and non-clinical development to be conducted in response to the CRL, seek marketing approval for oral sulopenem if clinical trials are successful, engage in pre-commercialization activities, and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. If we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and undertake commercialization activities, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial.

Based on our current operating plan, we estimate that our cash, cash equivalents and short-term investments as of June 30, 2022 should be sufficient to fund our operating expenses into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the timing and costs of our clinical trials of oral sulopenem and sulopenem, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates, including the planned clinical trial and non-clinical development being conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;

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
•
the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct the planned clinical trial to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including oral sulopenem for the treatment of uUTI; and
•
the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

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

In the CRL, the FDA determined that additional data are necessary to support approval for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone. The FDA recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population, and we expect to initiate enrollment in the fourth quarter of 2022. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional nonclinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to initiate and complete the planned clinical trial and complete the non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

•
enrolling and successfully completing any clinical trials that may be required for regulatory approval of our product candidates, including the planned clinical trial to be conducted in response to the CRL;
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

The EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the October 2020 Offering, the exchange rate of the Exchangeable Notes increased and the exchange price of the Exchangeable Notes adjusted from the previous exchange price of $1.00 per ordinary share (at the exchange rate of 1,000 shares per $1,000 of principal and interest on the Exchangeable Notes) to $0.7775 per ordinary share (at an adjusted exchange rate of 1,286.1845 shares per $1,000 of principal and interest on the Exchangeable Notes). As of June 30, 2022, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. In addition, the exercise price and the number of shares issuable under our outstanding warrants are subject to adjustment pursuant to the terms of the applicable warrant. This indebtedness could make it more difficult for us to raise additional capital to fund our operations.

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

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of June 30, 2022, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

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

We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 16, 2019 (File No. 333-232569), and pursuant to which we registered for sale up to $150.0 million of any combination of our ordinary shares, preferred shares, debt securities, warrants and/or units from time to time and at prices and on terms that we may determine. The universal shelf registration statement expired automatically on the three-year anniversary of the effective date and we plan to file a new universal shelf registration statement prior to the end of 2022. The extent to which we are able to utilize a shelf registration statement as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, general market conditions and applicability of restrictions on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting ordinary shares held by non-affiliates, in any trailing 12-month period.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three prior Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior pre-clinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population, and we expect to initiate enrollment in the fourth quarter of 2022. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional nonclinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to initiate and complete the planned clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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
•
successful enrollment in, and completion of, clinical trials, including any clinical trials that may be required for regulatory approval of our product candidates, including the planned trial to be conducted in response to the CRL;
•
clinical trial results with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•
timely completion of any additional clinical trials and non-clinical studies conducted to support the filing for regulatory approvals of our sulopenem program, if required by the FDA or any comparable foreign regulatory authority, including the planned clinical trial and non-clinical studies conducted in response to the CRL;
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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population, and we expect to initiate enrollment in the fourth quarter of 2022. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional nonclinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to initiate and complete the planned clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA. As we work with the FDA to resolve the issues set out in the CRL, we will be delayed in obtaining, and may ultimately be unable to obtain, FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the prior Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population, and we expect to initiate enrollment in the fourth quarter of 2022. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional nonclinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to initiate and complete the planned clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population, and we expect to initiate enrollment in the fourth quarter of 2022. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional nonclinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. Notwithstanding our interactions with the FDA to date, there can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to initiate and complete the planned clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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
•
although we plan to conduct the additional Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) pursuant to a SPA agreement, there is no guarantee that the FDA, or any other regulatory authorities, will approve any application that is supported by a clinical trial conducted in accordance with such agreement;
•
we may not reach agreement on acceptable terms with all clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;
•
clinical trials of our product candidates, including the planned clinical trial to be conducted in response to the CRL, may produce unfavorable or inconclusive results;
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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. While we successfully completed enrollment for all three of our prior Phase 3 clinical trials, we may not be able to initiate, continue or complete other clinical trials (including the planned clinical trial to be conducted in response to the CRL) of oral sulopenem, sulopenem or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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
•
the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion; and
•
the impact on access to hospitals and willingness of patients to participate in clinical trials including the planned clinical trial to be conducted in response to the CRL, or any additional clinical trial(s) required for regulatory approval of our product candidates, as a result of pandemics, like COVID-19, and other health crises.

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

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it in 2021 to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. In its most recent update to this guidance, the FDA addressed questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for investigational new drugs and handle remote site monitoring visits. There can be no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above.

Accordingly, our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, such as the planned clinical trial to be conducted in response to the CRL, may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, we rely on and expect to continue to rely on contract research organizations (CROs) and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their performance or the impact of pandemics, like COVID-19, to their business.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure our shareholders that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our sulopenem program in any indication.

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our prior Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. On July 23, 2021, we received a CRL from the FDA in respect of the NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population, and we expect to initiate enrollment in the fourth quarter of 2022. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional nonclinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to initiate and complete the planned clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

We are currently evaluating our commercialization strategy in the United States and other territories. We are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties. If oral sulopenem and/or sulopenem receive regulatory approval, we may build a commercial organization and recruit a targeted sales force with technical expertise, an internal marketing and health resource group, as well as a managed markets group focused on reimbursement activities with third-party payors and a specialty distribution team to ensure pharmacy-level stocking and, where we choose not to commercialize directly ourselves, we will seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. We are not currently party to any such arrangements but engaged a potential commercial partner to provide pre-commercial activities and commenced negotiations on a definitive agreement for commercialization services. Following receipt of the CRL in July 2021, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities and paused negotiations on the definitive agreement for commercialization services. There is no assurance that we will seek or be able to reach a definitive agreement for commercialization services in the future.

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
•
costs and expenses associated with creating an independent sales and marketing organization; and
•
our inability to reach a definitive agreement for commercialization services with respect to the potential commercialization of sulopenem in the United States or abroad, should we chose to outsource such services to a third party.

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

Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties, or in obtaining all necessary approvals that may be required to enter into such arrangements, or may be unable to do so on terms that are favorable to us. In addition, we likely would have little control over such third parties, and any of them might fail to devote the necessary resources and attention to sell and market our products effectively.

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

There are also a few oral product candidates in clinical development by third parties that are intended to treat uUTIs. Late-stage product candidates include gepotidacin from GlaxoSmithKline and pivmecillinam from Utility Therapeutics Limited. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

We currently expect that sulopenem IV, if approved, will be administered in a hospital setting, and oral sulopenem, if approved, will be used in a community setting and possibly be administered in a hospital inpatient setting as well. In the United States, third-party payors generally reimburse hospitals a single bundled payment established on a prospective basis intended to cover all items and services provided to the patient during a single hospitalization. Hospitals bill third-party payors for all or a portion of the fees associated with the patient’s hospitalization and bill patients for any deductibles or co-payments. Because there is typically no separate reimbursement for drugs administered in a hospital inpatient setting, some of our target customers may be unwilling to adopt our product candidates in light of the additional associated cost. If we are forced to lower the price we charge for our product candidates, if approved, our gross margins may decrease, which would adversely affect our ability to invest in and grow our business. Centers for Medicare and Medicaid Services (CMS) recently revised its reimbursement system for certain antibiotics in order to address challenges associated with antimicrobial resistance. Based on the final rule published on August 2, 2019, CMS is finalizing an alternative new technology add-on payment pathway (NTAP) for certain breakthrough devices, and under this policy, a QIDP product will be considered new and will not need to demonstrate that it meets the substantial clinical improvement criterion. Instead it will only need to meet the cost criterion. CMS has also increased the NTAP percentage to 75 percent for an antimicrobial designated by the FDA as a QIDP. The potential impact of this rule on sulopenem has not yet been assessed.

On April 18, 2022, CMS released the Fiscal Year (FY) 2023 Inpatient Prospective Payment System (IPPS) proposed rule.
Within each IPPS proposed rule, CMS assesses technologies that have been submitted for potential NTAP status and reconsiders the eligibility for technologies already so designated. In connection with this proposed rule, CMS assessed 13 technologies that were submitted for FY 2023 NTAP consideration through alternative application pathways. These pathways streamline the NTAP application process for (1) devices with FDA breakthrough designation, (2) drugs designated as qualified infectious disease products, and (3) technologies approved through the FDA’s Limited Population Pathway for Antibacterial and Antifungal Drugs. CMS has once again proposed to approve these 13 technologies applying through the alternative pathway depending on FDA approval or clearance.

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

Although we are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties. For those countries in which we choose not to commercialize directly ourselves, we intend to seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include service providers to the pharmaceutical industry, large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements but engaged a potential commercial partner to provide pre-commercial activities and commenced negotiations on a definitive agreement for commercialization services. Following receipt of the CRL in July 2021, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities and paused negotiations on a definitive agreement for commercialization services. There is no assurance that we will seek or be able to reach a definitive agreement for commercialization services in the future.

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

In addition, any proprietary name we propose to use with oral sulopenem, sulopenem or any other product candidate in the United States must be approved by the FDA, and in Europe by the EMA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA and the EMA each typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. We had submitted our proposed proprietary name for oral sulopenem in connection with our NDA for oral sulopenem and we received conditional acceptance from the FDA at that time. However, as provided in the CRL received in July 2021, we will be required to resubmit the proposed proprietary name if and when we respond to the application deficiencies and resubmit the NDA for oral sulopenem and as such, there is no guarantee that the FDA will conclude that the proprietary name continues to be acceptable when resubmitted. If the FDA objects to our proposed proprietary product name, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our prior Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and had our NDA application accepted for review by the FDA in January 2021, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population, and we expect to initiate enrollment in the fourth quarter of 2022. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional nonclinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to initiate and complete the planned clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Although we plan to conduct the additional Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) under a SPA agreement with the FDA, a SPA agreement does not guarantee marketing approval of, or any other particular outcome from, regulatory review.

We plan to conduct the additional Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) under a SPA agreement with the FDA. Under the SPA process, the FDA provides a clinical trial sponsor with an official evaluation and written guidance on the design of a proposed protocol intended to form the basis for an NDA. A SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of the overall protocol design for a clinical trial intended to support a future marketing application, but it does not indicate FDA concurrence on every protocol detail. A SPA agreement also does not ensure the receipt of marketing approval or that the approval process will be faster than conventional procedures. A determination regarding marketing approval is addressed during the review of a submitted NDA and depends on efficacy and safety results and an evaluation of the overall benefits and risks of treatment after review of the data from the development program in its totality.

Even after the FDA agrees to the design, execution, and analysis proposed in a protocol reviewed under the SPA process, the FDA may revoke or alter its agreement if a substantial scientific issue essential to determining the safety or effectiveness of the drug has been identified after the testing has begun. A SPA agreement may also be changed through written agreement between the sponsor and the FDA. A revocation or alteration in an existing SPA agreement could delay or prevent approval an NDA. In addition, any significant change to the protocol for a clinical trial subject to a SPA agreement would require prior FDA approval, which could delay implementation of such a change and the conduct of the related clinical trial. The FDA retains significant discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced in 2021 receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Following a period of false starts and temporary suspensions due to the omicron variant, the FDA resumed domestic inspections in February 2022 and indicated that it would conduct foreign inspections beginning in April 2022 on a prioritized basis. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

If we are unable to obtain marketing approval in jurisdictions outside the United States, we will not be able to market our product candidates outside of the United States.

In order to market and sell oral sulopenem, sulopenem or our other future product candidates in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, although we have obtained agreement on an SPA with the FDA for the additional Phase 3 clinical trial for oral sulopenem, the EMA or other regulatory authorities may not agree with the overall protocol design for this additional clinical trial. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis or at all.

For example, we obtained scientific advice from the EMA for each of the prior Phase 3 clinical trials in the uUTI, cUTI and cIAI indications, as well as to gain alignment on non-clinical supportive information required for EMA submission. We are not in alignment with regard to the comparator agent selected for the cUTI clinical trial and would need to consider other options to accommodate a European filing for this indication. The EMA may request that we conduct one or more additional clinical trials or non-clinical studies to support potential approval for oral sulopenem and sulopenem for the cUTI indication. We cannot predict how the EMA will interpret the data and results from our Phase 3 clinical trial and other elements of our development program, or whether oral sulopenem or sulopenem will receive any regulatory approvals in the European Union.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. The Coronavirus Aid, Relief, and Economic Security (CARES) Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2031.These Medicare sequester reductions were suspended through the end of June 2022 but the full 2% cut resumed thereafter on July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Congress continues to consider various legislative measures to limit the costs of prescription drugs, including authorizing Medicare to negotiate the prices of certain pharmaceuticals with manufacturers each year, capping beneficiary out-of-pocket Part D drug costs at $2,000 a year, and penalizing drug manufacturers for price hikes that outpace inflation.

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

The COVID-19 pandemic may negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. Responsive measures to COVID-19 have resulted in restrictions on operations at clinical trial sites which could impact patient enrollment in the planned clinical trial to be conducted in response to the CRL to support a potential resubmission of our NDA. In addition, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, including the planned Phase 3 clinical trial to be conducted in response to the CRL, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations. For example, current and future restrictions on in-person interactions may impact how we commercialize our product candidates, if approved, and we may need to apply non-traditional marketing methods, which may ultimately not be efficient or successful.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $0.76 on August 9, 2021, and a low price of $0.19 on May 11, 2022, in the twelve-month period ending on August 11, 2022. During this time, the price per ordinary share has ranged from an intra-day low of $0.18 per share to an intra-day high of $0.77 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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
•
announcements of regulatory approval, failure to obtain regulatory approvals or receipt of a "complete response letter" from the FDA with respect to any of our product candidates;
•
announcements with respect to the outcome, impact, effects or results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all;
•
our need to raise additional funds;
•
announcements relating to changes to our capital structure including a reorganization, recapitalization, share split or reverse share split, exchange of shares, or any similar equity restructuring transaction;
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

In addition, the stock market in general, or the market for equity securities in our industry, may experience extreme volatility unrelated to our operating performance. In recent years, the market for pharmaceutical and biotechnology companies in particular has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose shares are experiencing those price and volume fluctuations. These broad market fluctuations may adversely affect the trading price or liquidity of our ordinary shares regardless of our actual operating performance. Any sudden decline in the market price of our ordinary shares could trigger securities class-action lawsuits against us. If any of our shareholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the time and attention of our management would be diverted from our business and operations. For example, we and our Chief Executive Officer and Chief Financial Officer have been named as defendants in a putative class action lawsuit following our announcement in July 2021 that the FDA issued a CRL in connection with our NDA for oral sulopenem for the treatment of uUTIs, stating that the FDA was unable to approve the application in its present form. See “Risks Related to our Financial Position and Capital Requirements—We and our Chief Executive Officer and Chief Financial Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.” We also could be subject to damages claims if we are found to be at fault in connection with a decline in our share price.

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

On September 7, 2021, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC, (Nasdaq) indicating that, based on the closing bid price for the previous 30 consecutive business days, the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share (the Bid Price Rule). Under Nasdaq Listing Rule 5810(c)(3)(A), we were given a period of 180 calendar days, or until March 7, 2022, to regain compliance with the Bid Price Rule. Subsequently, on March 9, 2022 we were granted an additional 180-day compliance period, or until September 5, 2022, in which to regain compliance with the Bid Price Rule after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and providing written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse share split, if necessary. At the annual general meeting of shareholders on June 15, 2022 our shareholders approved, subject to and conditional upon the board of directors determining, in its sole discretion, that a reverse share split is necessary for the Company to comply with the Bid Price Rule, a proposal to effect a reverse share split (i.e., a consolidation of share capital under Irish law), whereby every 15 ordinary shares of $0.01 (nominal value) each in the authorized and unissued and authorized and issued share capital of the Company be consolidated into 1 ordinary share of $0.15 (nominal value) each, and the subsequent (i) reduction in the nominal value of the ordinary shares in the authorized and unissued and authorized and issued share capital of the Company from $0.15 each to $0.01 each and (ii) increase in the authorized ordinary share capital of the Company in order to round up the authorized share capital to an even number following the reverse share split, with our board of directors able to elect to abandon such amendments and not effect the reverse share split authorized by the shareholders, in its sole discretion.

If we do not cure the deficiency during the second compliance period, we will receive written notification from Nasdaq that our ordinary shares are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, that such appeal would be successful.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of June 30, 2022, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. The outstanding warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3, 2020 Offering, the June 30, 2020 Offering, the October 2020 Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Similarly, the outstanding warrants that we issued SVB and Life Sciences Fund II LLC in connection with the secured credit facility with SVB are exercisable at any time until April 27, 2028, and any exercise of such warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Additionally, the exercise of outstanding options and vesting of restricted share units under our equity incentive plans or equity inducement incentive plan or exercise of other outstanding warrants for ordinary shares may also dilute the ownership percentage or voting power of our shareholders.

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

We are also a "smaller reporting company" as defined in Rule 12b-2 promulgated under the Exchange Act. We may remain a smaller reporting company until we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, each as determined on an annual basis. Even after we no longer qualify as an "emerging growth company", we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements as those allowed for an emerging growth company.

Investors may find our ordinary shares less attractive if we rely on certain or all of these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may decline or become more volatile.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company and/or smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we engaged and continue to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Additionally, we will be unable to issue securities in the public markets through the use of a shelf registration if we are not in compliance with Section 404.

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

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act during the three months ended June 30, 2022.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
10.1	Consulting Agreement, dated May 25, 2022, between Iterum Therapeutics International Limited and Dr. Michael Dunne	X
10.2	Share Option Cancellation Agreement, dated July 7, 2022, between Iterum Therapeutics plc and Corey N. Fishman	X
10.3	Share Option Cancellation Agreement, dated July 7, 2022, between Iterum Therapeutics plc and Judith M. Matthews	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: August 12, 2022	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: August 12, 2022	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer