Form 10-Q
period 2022-09-30
Iterum Therapeutics plc
filed 2022-11-10
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 12,233,374 ordinary shares, $0.01 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our use of cash reserves;
•
the design, initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs including the ongoing Phase 3 clinical trial and non-clinical development being conducted in response to the Complete Response Letter (CRL) received from the U.S. Food and Drug Administration in July 2021 in connection with our New Drug Application (NDA) for oral sulopenem;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$20,489	$27,446
Short-term investments	43,834	53,898
Current portion of restricted cash	30	—
Income taxes receivable	413	—
Prepaid expenses and other current assets	1,886	1,922
Total current assets	66,652	83,266
Intangible asset, net	2,148	3,435
Property and equipment, net	34	91
Restricted cash, less current portion	34	64
Other assets	2,687	4,653
Total assets	$71,555	$91,509
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,229	$878
Accrued expenses	3,732	1,165
Derivative liability	610	6,058
Current portion of long-term debt	—	1,627
Income taxes payable	—	221
Other current liabilities	1,938	2,992
Total current liabilities	7,509	12,941
Long-term debt, less current portion	9,298	6,930
Royalty-linked notes	20,917	17,968
Other liabilities	1,282	3,436
Total liabilities	$39,006	$41,275
Commitments and contingencies (Note 15)
Shareholders’ equity:
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued at September 30, 2022 and December 31, 2021	—	—
Ordinary shares, $0.01 par value per share: 20,000,000 shares authorized at September 30, 2022 and December 31, 2021, 12,233,374 shares issued at September 30, 2022; 12,185,018 shares issued at December 31, 2021	122	122
Additional paid-in capital	450,264	428,605
Accumulated deficit	(417,837)	(378,493)
Total shareholders' equity	$32,549	$50,234
Total liabilities and shareholders’ equity	$71,555	$91,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$(4,353)	$(1,845)	$(11,777)	$(7,010)
General and administrative	(2,681)	(3,029)	(10,680)	(10,698)
Total operating expenses	(7,034)	(4,874)	(22,457)	(17,708)
Operating loss	(7,034)	(4,874)	(22,457)	(17,708)
Interest expense, net	(636)	(849)	(2,441)	(4,781)
Adjustments to fair value of derivatives	(4,834)	9,783	2,498	(64,526)
Cancellation of share options	(17,350)	—	(17,350)	—
Other income, net	175	33	606	167
Total other income / (expense), net	(22,645)	8,967	(16,687)	(69,140)
(Loss) / income before income taxes	(29,679)	4,093	(39,144)	(86,848)
Income tax benefit / (expense)	570	(352)	(200)	(534)
Net (loss) / income and comprehensive (loss) / income	(29,109)	3,741	(39,344)	(87,382)
Net (loss) / income attributable to ordinary shareholders	$(29,109)	$3,741	$(39,344)	$(87,382)
Net (loss) / income per share attributable to ordinary shareholders – basic	$(2.38)	$0.31	$(3.22)	$(8.40)
Net (loss) / income per share attributable to ordinary shareholders – diluted	$(2.38)	$0.28	$(3.22)	$(8.40)
Weighted average ordinary shares outstanding – basic	12,233,374	12,182,002	12,217,188	10,403,889
Weighted average ordinary shares outstanding – diluted	12,233,374	13,483,807	12,217,188	10,403,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(39,344)	$(87,382)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	74	331
Amortization of intangible asset	1,287	—
Share-based compensation expense	4,301	2,352
Cancellation of share options expense	17,350	—
Interest on short-term investments	(81)	(136)
Non-cash loss on short-term investments	468	353
Amortization of debt discount and deferred financing costs	1,748	3,636
Interest on exchangeable notes - non-cash	615	873
Adjustments to fair value of derivatives	(2,498)	64,526
Other	1,914	2,311
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,742)	1,516
Accounts payable	351	(540)
Accrued expenses	2,577	(137)
Income taxes	(620)	(397)
Other liabilities	(608)	(689)
Net cash used in operating activities	(14,208)	(13,383)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17)	(48)
Purchases of short-term investments	(36,031)	(60,081)
Proceeds from sale of short-term investments	45,627	10,000
Net cash (used in) / provided by investing activities	9,579	(50,129)
Cash flows from financing activities:
Repayments of long-term debt	(2,251)	(4,887)
Proceeds from issuance of ordinary shares, net of transaction costs	—	89,643
Net cash (used in) / provided by financing activities	(2,251)	84,756
Effect of exchange rates on cash and cash equivalents	(77)	(14)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(6,957)	21,230
Cash, cash equivalents and restricted cash, at beginning of period	27,510	14,816
Cash, cash equivalents and restricted cash, at end of period	$20,553	$36,046
Supplemental Disclosure of Cash Flow Information:
Income tax paid - US	$821	$397
Interest paid	$22	$361

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

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance and sale of ordinary shares and convertible preferred shares, debt raised under financing arrangements with Silicon Valley Bank (SVB) including the Paycheck Protection Program loan (PPP loan), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement (Private Placement) and subsequent rights offering (Rights Offering) pursuant to which the Company's wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold $51,808 aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $104 aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities), which Securities were sold in units consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs (the Units). The Company has not generated any product revenue. The Company has incurred operating losses since inception, including net losses of $39,344 and $87,382 for the nine months ended September 30, 2022 and 2021, respectively, and a net loss of $91,564 for the year ended December 31, 2021. The Company had an accumulated deficit of $417,837 as of September 30, 2022 and expects to continue to incur net losses for the foreseeable future. Management believes that its cash and cash equivalents balance of $20,489 and short-term investments balance of $43,834 at September 30, 2022 are sufficient to fund operations into 2024. In making this assessment management have considered the planned operations of the company and the ability to adjust its plans if required.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The Company's shareholders approved a reverse share split of the Company's ordinary shares on June 15, 2022, which became effective on August 17, 2022, (the Reverse Share Split). As of 5:00 p.m. Eastern Standard Time on August 17, 2022, every fifteen ordinary shares of $0.01 each (nominal value) in the authorized and unissued and authorized and issued share capital of the Company were consolidated into one ordinary share of $0.15 each (nominal value), and the nominal value of each ordinary share was subsequently reduced from $0.15 to $0.01 nominal value per share. No fractional shares were issued to any shareholders in connection with the Reverse Share Split. Shareholders who were otherwise entitled to receive a fractional ordinary share instead received a cash payment in an amount equal to the net cash proceeds attributable to the sale of such fractional entitlement following aggregation and sale by the Company on behalf of each of the relevant shareholders of the Company's ordinary shares, on the basis of prevailing market prices at such time. As the par value per share of the Company's shares remained at $0.01 per share following the Reverse Share Split, the difference between the total share capital at (par value) prior to the Reverse Share Split and the total share capital (par value) after the Reverse Share Split, has been reclassified as additional paid-in-capital on a retroactive basis. The number of ordinary shares reserved for issuance upon exercise of the Exchangeable Notes, outstanding share options and warrants or upon the vesting of outstanding restricted share units, was adjusted and proportionately decreased and the exercise price of all share options, Exchangeable Notes and warrants was proportionately increased. Additionally, the number of shares that may be the subject of future grants under our share plans was proportionally decreased. Accordingly, all historical share and per share information related to the issued and outstanding ordinary shares, the Exchangeable Notes, share options, restricted share units, warrants and shares reserved for future issuance under the Company's share plans have been adjusted to reflect the Reverse Share Split for all prior periods presented.

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2022, and results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021 have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $98 (€100).

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is a certificate of deposit for $30 as of September 30, 2022 which is being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease. Also included within restricted cash on the Company’s condensed consolidated balance sheet is $17 as of September 30, 2022 relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) from the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 as of September 30, 2022 relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) from the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 as of September 30, 2022 relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). These restricted cash amounts are unchanged from December 31, 2021. On the closing date of each of the June 3, 2020 Offering, June 30, 2020 Offering and the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Options to purchase ordinary shares	329,799	—	329,799	951,426
Unvested restricted share units	128,096	—	128,096	85,684
Unvested performance restricted share units	—	—	—	1,733
Warrants	480,186	—	480,186	480,186
Exchangeable Notes	1,270,094	—	1,270,094	1,199,819
Total	2,208,175	—	2,208,175	2,718,848

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

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expenses	2022	2021	2022	2021
Ireland	$5,675	$3,056	$15,302	$11,166
U.S.	1,352	1,817	7,129	6,495
Bermuda	7	1	26	47
Total	$7,034	$4,874	$22,457	$17,708

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	September 30, 2022	December 31, 2021
Ireland	$4,572	$7,601
U.S.	297	578
Total	$4,869	$8,179

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the United States to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. Neither the enactment of the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s income tax provision for the three and nine months ended September 30, 2022 and 2021, or to the Company’s net deferred tax assets as of September 30, 2022.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

September 30, 2022
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$43,834	43,834	—	—

December 31, 2021
Assets	Total	Level 1	Level 2	Level 3
Short-term investments	$53,898	53,898	—	—

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following table presents information about the Company’s debt, Exchangeable Notes, Derivative liability and RLNs. The Company’s long-term debt was carried at amortized cost on the condensed consolidated balance sheet as of December 31, 2021 and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

September 30, 2022	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable note	$9,298	$10,722	—	10,722	—
Derivative liability - exchange option and change of control	610	610	—	—	610
Revenue Futures
Royalty-linked notes	20,917	20,917	—	—	20,917
Total	$30,825	$32,249	—	10,722	21,527

December 31, 2021	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$1,627	$1,627	—	1,627	—
Exchangeable Notes
Long-term exchangeable note	6,930	9,495	—	9,495	—
Derivative liability - exchange option and change of control	6,058	6,058	—	—	6,058
Revenue Futures
Royalty-linked notes	17,968	17,968	—	—	17,968
Total	$32,583	$35,148	—	11,122	24,026

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

The Level 3 liabilities held as of September 30, 2022 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 10 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium are presented as a Derivative liability upon issuance of the Exchangeable Notes under the Private Placement and Rights Offering and are subsequently remeasured to fair value at the end of each reporting period. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 85.7456 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.6624 per ordinary share) as of August 17, 2022, which was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Beginning on January 21, 2021 to September 30, 2022, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2022 was $12,607. The fair value of the exchange option at September 30, 2022 amounted to $312.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Notes Indenture, the Company will be required to pay each holder of an Exchangeable Note the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The Derivative liability, representing the change of control feature, was recorded at a fair value of $298 at September 30, 2022.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The fair value of each component of the Derivative liability was determined using the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of September 30, 2022 include the terms of the Exchangeable Notes Indenture, the Company’s share price and market capitalization, the expected annual volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture, and the risk-free interest rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's Derivative liability for the nine months ended September 30, 2022:

September 30, 2022
Balance at December 31, 2021	$6,058
Conversion of Exchangeable Notes	—
Adjustment to fair value	(5,448)
Balance at period end	$610

The following summary table shows the assumptions used in the binomial option pricing model to estimate the fair value of the Derivative liabilities:

	September 30, 2022	December 31, 2021
Share price	$1.62	$5.88
Market capitalization	$19,818,066	$71,647,911
Volatility	100%	130%
Risk-free interest rate	4.30%	1.00%
Dividend rate	0%	0%

The additional significant assumption used in the DCF model to estimate the fair value of the change of control feature at September 30, 2022 was management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture.

The RLN liability is carried at fair value on the condensed consolidated balance sheet as of September 30, 2022 (see Note 11 – Royalty-Linked Notes). The total fair value of $20,917 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (the RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 20%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term Investments

The Company classifies its short-term investments as available for sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at period-end consist of corporate entity commercial paper and U.S. Treasury and Agency Bonds with maturities of more than three months at the date of purchase. Short-term investments as of September 30, 2022 have a weighted average maturity of 0.41 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the cost and fair value of investments are represented by unrealized gains or losses. The fair value of short-term investments is represented by Level 1 fair value measurements – quoted prices in active markets for identical assets.

The following table represents the Company’s available for sale short-term investments by major security type as of September 30, 2022 and December 31, 2021:

September 30, 2022					Maturity by period
	Cost	Unrealized	Unrealized	Fair Value	Less than 1	1 to 5
Available for sale	Total	gains	(losses)	Total	year	years
Commercial paper	$27,271	134	(138)	27,267	27,267	—
U.S. Treasury and Agency Bonds	16,988	9	(430)	16,567	16,567	—
Total	$44,259	$143	$(568)	$43,834	$43,834	$-

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

December 31, 2021					Maturity by period
		Unrealized	Unrealized	Fair Value	Less than 1
Available for sale	Cost Total	gains	(losses)	Total	year	1 to 5 years
Commercial paper	$37,549	17	(570)	36,996	31,833	5,163
U.S. Treasury and Agency Bonds	16,984	6	(88)	16,902	—	16,902
Total	$54,533	23	(658)	53,898	31,833	22,065

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2022	December 31, 2021
Prepaid insurance	$866	$624
Prepaid research and development expenses	495	—
Other prepaid assets	111	56
Research and development tax credit receivable	249	840
Interest receivable	81	290
Short-term deposits	32	37
Value added tax receivable	52	75
Total	$1,886	$1,922

6. Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	September 30, 2022	December 31, 2021
Gross intangible asset	$5,148	$5,148
Less: accumulated amortization	(3,000)	(1,713)
	$2,148	$3,435

On December 10, 2021, the Company entered into an amendment to an agreement with a supplier whereby advance payments made from June 2016 to January 2020 are being set against a reservation fee for a tableting facility for the period from January 1, 2021 to December 31, 2023. This reservation right is being amortized over the three year term of the amended agreement.

7. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	September 30, 2022	December 31, 2021
Leasehold improvements	$148	$148
Furniture and fixtures	120	120
Laboratory equipment	—	86
Computer equipment	40	23
	308	377
Less: accumulated depreciation	(274)	(286)
	$34	$91

Depreciation expense was $74 for the nine months ended September 30, 2022 and $391 for the year ended December 31, 2021.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

8. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have remaining terms which range from 1.1 years to 5.75 years. The renewal option on one lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025. The renewal option on another lease was derecognized in June 2022 as it is no longer reasonably certain that the option will be exercised, resulting in a reduction in the remaining term from 16 to six years. In September 2020, the Company entered into a sublease agreement for a commercial unit that extends through September 2023. In November 2021, the Company entered into a 12-month lease, with a rolling extension, for office space, and in May 2022, the Company entered into a 6-month lease for office space, which was extended to November 2023 and has elected not to apply the measurement and recognition requirements of ASC 842 to these short-term leases as any renewal term exercised or considered reasonably certain of exercise by the Company does not extend more than 12 months from the end of the previously determined lease term. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $234 and $644 of operating lease costs for right-of-use assets during the three and nine months ended September 30, 2022 and $259 and $827 of operating lease costs for right-of-use assets during the three and nine months ended September 30, 2021. The Company recognized $55 and $176 of rental expenses on the short term lease during the three and nine months ended September 30, 2022. The Company recognized $75 and $223 of sublease income during the three and nine months ended September 30, 2022 and $77 and $241 of sublease income during the three and nine months ended September 30, 2021.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for operating lease liabilities	$165	$156	$608	$689

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term	5.24 years	13.97 years
Weighted-average discount rate	5.6%	7.0%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	September 30, 2022	December 31, 2021
Other assets	$1,856	$3,741

Other current liabilities	$305	$464
Other liabilities	1,282	3,436
Total lease liabilities	$1,587	$3,900

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2022 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended September 30,
2023	$380
2024	385
2025	348
2026	269
2027	269
Thereafter	135
$1,786
Less imputed interest	(199)
Total lease liabilities	$1,587

9. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Accrued payroll and bonus expenses	$1,580	$771
Accrued clinical trial costs	971	45
Accrued professional fees	891	16
Accrued other expenses	245	256
Accrued manufacturing expenses	45	77
Total	$3,732	$1,165

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

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the nine months ended September 30, 2022. Interest accrued at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and was payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, were due and paid on March 1, 2022 (the maturity date), effectively terminating the Loan and Security Agreement. The final payment fee of $630, which represented 4.2% of the funded loan, was accreted using the effective interest method over the life of the loan as interest expense.

In connection with the initial $15,000 draw, the Company issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s initial public offering (IPO)) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028.

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and were amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt was approximately 12.51% on March 1, 2022. The Company did not recognize any interest expense related to the Loan and Security Agreement during the three months ended September 30, 2022, and the Company recognized $16 of interest expense related to the Loan and Security Agreement during the nine months ended September 30, 2022 including $6 related to the accretion of the debt discounts and deferred financing costs during the nine months ended September 30, 2022. The Company recognized $116 and $490 of interest expense related to the Loan and Security Agreement during the three and nine months ended September 30, 2021, respectively, including $28 and $130 related to the accretion of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2021, respectively. All outstanding amounts were repaid on March 1, 2022, effectively terminating the Loan and Security Agreement.

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

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 85.7456 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11,6624 per ordinary share) as of August 17, 2022, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to September 30, 2022, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have completed a non-cash exchange of their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2022 was $12,607.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The Company recognized $205 and $615 of interest expense related to the Exchangeable Notes during the three and nine months ended September 30, 2022 and $205 and $873 of interest expense related to the Exchangeable Notes during the three and nine months ended September 30, 2021. The Company recognized $591 and $1,753 related to the amortization of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2022 and $591 and $2,302 related to the amortization of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2021. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and September 30, 2021. The balance of the Exchangeable Notes as of September 30, 2022 is as follows:

	September 30, 2022
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $11.6624 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$4,855
September 2020 $1,000 Exchangeable Notes exchangeable into ordinary shares at $11.6624 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	18
Conversion of $1,000 Exchangeable Notes exchangeable into ordinary shares at $11.6624 per share, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(39,201)	(2,697)
2025 Exchangeable Notes, net	12,607	2,176
Unamortized discount and debt issuance costs	(5,485)	—
2025 Exchangeable Notes, net	$7,122	$2,176

Payment Protection Program

On April 3, 2020, the U.S. Small Business Administration (SBA) launched the Paycheck Protection Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (Iterum US Limited), entered into the PPP loan with SVB under the Paycheck Protection Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due by the Company until the SBA remitted the forgiveness amount to Iterum US Limited or until after the 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest were due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020 and monthly amortization payments on the remaining loan balance of $404 began in December 2020. No principal repayments were made during the three months ended September 30, 2022 and principal repayments of $69 were made during the nine months ended September 30, 2022 and total principal repayments of $77 and $231 were made during the three and nine months ended September 30, 2021, respectively. The Company recognized $0 of interest expense related to the loan agreement during the three and nine months ended September 30, 2022 and $1 and $2 of interest expense related to the loan agreement during the three and nine months ended September 30, 2021, respectively. All outstanding amounts were repaid on March 17, 2022, effectively terminating the PPP loan.

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 11 – Royalty-Linked Notes), as of September 30, 2022, for the following five fiscal years and thereafter were as follows:

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

Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the Company recognized the remaining unaccreted interest balance of $1,204 related to debt discounts and deferred financing costs under ASC 470, Debt, in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021. The balance of the RLNs as of September 30, 2022 is as follows:

September 30, 2022
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	6,210
Total liability related to the sale of future royalties at September 30, 2022	20,917
Current Portion	—
Long-term Portion	$20,917

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

12. Shareholders’ Equity

The following tables present a reconciliation of the Company’s beginning and ending balances in shareholders’ equity for the nine months ended September 30, 2022 and 2021:

Total Shareholders' Equity
Shareholders' equity at January 1, 2022	$50,234
Share-based compensation expense	4,301
Cancellation of share options expense	17,350
Issuance of ordinary shares, net	8
Net loss	(39,344)
Shareholders' equity at September 30, 2022	$32,549

Total Shareholders' (Deficit) / Equity
Shareholders' deficit at January 1, 2021	$(50,559)
Share-based compensation expense	2,352
Issuance of ordinary shares, net	68,161
Issuance of warrants for ordinary shares	6,199
Exercise of warrants for ordinary shares	15,289
Issuance of ordinary shares on conversion of Exchangeable Notes	98,388
Net loss	(87,382)
Shareholders' equity at September 30, 2021	$52,448

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

Ordinary Shares

On February 3, 2021, the Company entered into an underwriting agreement (the Underwriting Agreement) pursuant to which it issued and sold 2,318,840 ordinary shares, $0.01 nominal value per share, at a public offering price per share of $17.25 (the February 2021 Underwritten Offering). The February 2021 Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, the Company granted the underwriter an option for a period of 30 days to purchase up to an additional 347,826 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This exercise increased the total number of ordinary shares sold by the Company in the offering to 2,666,666 shares, which resulted in aggregate gross proceeds of $46,000 and net proceeds of $42,119 after deducting underwriting discounts and commissions and other offering expenses.

On February 9, 2021, the Company completed a registered direct offering (the February 2021 Registered Direct Offering), pursuant to which the Company issued and sold an aggregate of 1,166,666 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $30.00, for aggregate gross proceeds of $35,000 and net proceeds of $32,235 after deducting placement agent fees and other offering expenses. The closing date of the February 2021 Registered Direct Offering was February 12, 2021. The Company offered the ordinary shares in the June 3, 2020 Offering, June 30, 2020 Offering, February 2021 Underwritten Offering and February 2021 Registered Direct Offering pursuant to its universal shelf registration statement on Form S-3, which was declared effective on July 16, 2019 (File No. 333-232569).

Beginning on January 21, 2021 to September 30, 2022, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2022 was $12,607.

At the Company’s extraordinary general meeting of shareholders on January 28, 2021, the Company’s shareholders approved an increase of 10,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 20,000,000 ordinary shares of $0.01 par value each as of September 30, 2022. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares currently have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028. No warrants had been exercised as of September 30, 2022.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of September 30, 2022.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per ordinary share and will expire on June 30, 2025. As of September 30, 2022, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of September 30, 2022, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the February 2021 Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of September 30, 2022, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants was valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 8, 2021
Volatility	120%
Expected term in years	4.99
Dividend rate	0%
Risk-free interest rate	0.48%
Share price	$23.10
Fair value of warrants issued	$19.05

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of September 30, 2022.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants was valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 10, 2021
Volatility	120%
Expected term in years	4.98
Dividend rate	0%
Risk-free interest rate	0.46%
Share price	$40.95
Fair value of warrants issued	$34.80

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of September 30, 2022.

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants was valued at issuance using the Black-Scholes option pricing model with the following assumptions:

February 12, 2021
Volatility	120%
Expected term in years	4.99
Dividend rate	0%
Risk-free interest rate	0.50%
Share price	$33.90
Fair value of warrants issued	$27.60

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of September 30, 2022. The Company’s Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares in issue as of September 30, 2022 or December 31, 2021.

13. Share-Based Compensation

On November 18, 2015, the Company’s Board of Directors adopted and approved the 2015 Equity Incentive Plan (the 2015 Plan), which authorized the Company to grant up to 14,895 ordinary shares in the form of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units and other share awards. The types of share-based awards, including the rights, amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. The purpose of the 2015 Plan was to provide the Company with the flexibility to issue share-based awards as part of an overall compensation package to attract and retain qualified personnel. On May 18, 2017, the Company amended the 2015 Plan to increase the number of ordinary shares available for issuance under the 2015 Plan by 14,640 shares to 29,535 shares.

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

The 2018 Plan originally authorized the Company to grant up to 67,897 ordinary shares in the form of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units, performance share awards, performance cash awards and other share awards. The types of share-based awards, including the amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. The ordinary shares underlying any options that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2018 Plan are added back to the ordinary shares available for issuance under the 2018 Plan.

On December 5, 2018, pursuant to powers delegated to it by the Board of Directors of the Company, the Compensation Committee approved an increase in the number of ordinary shares available to be granted pursuant to the 2018 Plan by 4% of the total number of shares of the Company’s issued share capital on December 31, 2018, being 38,272 ordinary shares.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

On February 14, 2020, pursuant to powers delegated to it by the Board of Directors of the Company, the Compensation Committee approved, by written resolution, an increase of 39,650 ordinary shares to the number of ordinary shares available to be granted pursuant to the 2018 Plan, being just under 4% of the total number of the Company’s ordinary shares outstanding on December 31, 2019, in accordance with the terms of the 2018 Plan.

On June 10, 2020, at the Company’s annual general meeting of shareholders, the shareholders approved and adopted an amended and restated 2018 Plan which, among other things included an increase of 150,000 ordinary shares to the number of ordinary shares reserved for issuance under the 2018 Plan.

On June 23, 2021, at the Company’s annual general meeting of shareholders, the shareholders approved an amendment to the amended and restated 2018 Plan to increase the number of ordinary shares reserved for issuance under the amended and restated 2018 Plan by 1,000,000 ordinary shares to 1,295,819 ordinary shares.

On November 24, 2021, the Company’s Board of Directors adopted and approved the 2021 Inducement Equity Incentive Plan (the 2021 Inducement Plan) reserving 333,333 of its ordinary shares to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company (or following such individuals’ bona fide period of non-employment with the company), as a material inducement to such individuals’ entry into employment with the company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2021 Inducement Plan are substantially similar to the 2018 Plan.

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

The Company granted 161,628 and 908,094 share options to employees and directors during the nine months ended September 30, 2022 and 2021, respectively, under the 2018 Plan and 6,332 share options to employees during the nine months ended September 30, 2022 under the 2021 Inducement Plan. No share options were granted to employees or directors under the 2021 Inducement Plan during the nine months ended September 30, 2021. There were 301,623 and 915,504 unvested employee and director share options outstanding as of September 30, 2022 and September 30, 2021, respectively. Total expense recognized related to employee share options was $135 and $3,498 for the three and nine months ended September 30, 2022 and $1,663 and $2,104 for the three and nine months ended September 30, 2021. Total unamortized compensation expense related to employee share options was $1,094 and $22,385 as of September 30, 2022 and September 30, 2021, respectively, which is expected to be recognized over a remaining weighted average vesting period of 1.88 years and 3.68 years as of September 30, 2022 and September 30, 2021, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Nine months ended
	September 30, 2022	September 30, 2021
Volatility	100% - 130%	120%-130%
Expected term in years	5.50 - 6.25	5.50 - 6.25
Dividend rate	0%	0%
Risk-free interest rate	1.9% - 3.96%	0.9% - 1.32%
Share price	$1.59 - $6.72	$8.40 - $30.15
Fair value of option on grant date	$1.25 - $5.95	$7.50 - $26.25

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following table summarizes total share option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2021	948,639	120,000	1,068,639
Granted	161,628	6,332	167,960
Exercised	—	—	—
Cancelled	(906,800)	—	(906,800)
Forfeited	—	—	—
Expired	—	—	—
Options outstanding September 30, 2022	203,467	126,332	329,799

The following table summarizes the number of options outstanding and the weighted-average exercise price as of September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2021	1,068,639	$30.12	9.42	$—
Granted	167,960	$3.24
Exercised	—
Forfeited	—
Cancelled	(906,800)	$33.16
Options outstanding September 30, 2022	329,799	$8.07	9.29	$—
Exercisable at September 30, 2022	28,176	$38.58	7.41	$—

On July 7, 2022, certain of the Company's executive officers and employees agreed to the surrender and cancellation of certain previously granted share options for an aggregate of 906,800 ordinary shares in order to make additional shares available under the 2018 Plan. Total expense recognized in connection with the cancellation of these employee share options was $17,350 for both the three and nine months ended September 30, 2022, and was recorded in other income and expense as Cancellation of Share Options.

Restricted Share Units (RSUs)

The Company granted 57,432 and 89,688 RSUs to employees and directors during the nine months ended September 30, 2022 and 2021, respectively, under the 2018 Plan.

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of our plans:

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2021	85,684	33,333	119,017
Granted	57,432	—	57,432
Shares vested	(48,353)	—	(48,353)
Forfeited	—	—	—
RSUs outstanding September 30, 2022	94,763	33,333	128,096

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2021	119,017	$19.16
Granted	57,432	$3.17
Shares vested	(48,353)	$23.64
Forfeited	—
RSUs outstanding September 30, 2022	128,096	$10.31

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for our employees under our 2018 Plan and four years for our employees under our 2021 Inducement Plan. Total expense recognized related to the RSUs was $287 and $803 for the three and nine months ended September 30, 2022 and $304 and $668 for the three and nine months ended September 30, 2021. Total unamortized compensation expense related to the RSUs was $712 and $1,467 as of September 30, 2022 and September 30, 2021, respectively, which is expected to be recognized over a remaining average vesting period of 1.27 and 1.35 years as of September 30, 2022 and September 30, 2021, respectively.

No RSUs that are subject to certain performance-based vesting conditions (Performance RSUs) were awarded to employees or directors during the three and nine months ended September 30, 2022 and 2021, respectively.

The fair value of Performance RSUs is expensed evenly over the vesting period. Due to the expiration of the Performance RSUs during the three months ended September 30, 2021, a credit of $455 and $420 was recognized for the three and nine months ended September 30, 2021. All Performance RSUs were fully expensed as of September 30, 2021.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Research and development expense	$118	$570	$1,258	$748
General and administrative expense	304	942	3,043	1,604

There was a total of $1,806 and $23,852 unamortized share-based compensation expense for options and RSUs as of September 30, 2022 and September 30, 2021, respectively, which is expected to be recognized over a remaining average vesting period of 1.71 years and 3.58 years as of September 30, 2022 and September 30, 2021, respectively.

14. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax expense of $200 and $534, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $35,054 and $33,218, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

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

On April 8, 2022, the Company filed a motion to dismiss with the court seeking dismissal of all claims asserted. Oral argument on the motion to dismiss occurred on August 17, 2022. The next status conference is scheduled for December 7, 2022. The Company denies any and all allegations of wrongdoing and believes the defendants have valid defenses against these claims and, therefore, intends to vigorously defend against this lawsuit.

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

16. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.5 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of September 30, 2022, $12,607 aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

17. Subsequent Events

On October 7, 2022, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which the Company may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (not to exceed 4,478,180 ordinary shares as of the date of filing of this Form 10-Q), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415 (a)(4) promulgated under the Securities Act of 1933, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise stated herein, all ordinary shares, exchange rates for the Exchangeable Notes, equity awards, warrants and per share amounts have been adjusted to reflect the 1-for-15 reverse share split which became effective on August 17, 2022, for all prior periods presented.

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

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical Pharmacokinetics and Pharmacodynamics (PK/PD) studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of September 30, 2022, we had an accumulated deficit of $417.8 million. We expect to continue to incur significant expenses for the foreseeable future as we conduct ongoing Phase 3 clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the further clinical development of IV sulopenem and clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of September 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $64.4 million. We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2022 should be sufficient to fund our operating expenses into 2024, based on our current operating plan. However, this estimate is based on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

COVID-19 Global Pandemic

In December 2019, an outbreak of COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, prior U.S. President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may impact the ability of our strategic partners to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. We may experience an impact to the timelines of our ongoing and any additional clinical and non-clinical development for sulopenem due to the worldwide spread of COVID-19. These effects, and the direct effect of the virus and any potential disruption on our operations, may negatively impact our ability to meet our strategic targets. Our employees, in many cases, are working remotely in part due to safety concerns and using various technologies to perform their functions. We feel we have sufficient office and IT resources to allow employees to return to office work or work from home indefinitely based on the latest government advice. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations and financial condition; however, its ultimate impact is highly uncertain and subject to change.

We cannot foresee if and when the COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of its impact. COVID-19 has not yet had a significant impact on the Company’s day to day operations but there can be no assurance that the continued spread of COVID-19 and the responsive measures taken to date will not impact the ongoing Phase 3 clinical trial being conducted in response to the CRL to support a potential resubmission of our NDA. Additionally, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for the approval of oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations.

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
•
manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches and reservation fees;
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

The successful development and commercialization of oral sulopenem and/or sulopenem is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of our sulopenem program or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•
the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct the ongoing Phase 3 clinical trial to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including sulopenem for the treatment of uUTI;
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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021, for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Interest Expense, Net

Interest expense, net consists of interest accrued and amortization of debt costs with respect to the 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and Limited Recourse Royalty-Linked Subordinated Notes (RLNs) issued in 2020 (through January 2021), realized and unrealized gains and losses on our short-term investments, interest earned on our cash and cash equivalents, which are generally invested in money market accounts, interest earned on our investments in marketable securities and interest incurred and amortization of debt costs on our loan from Silicon Valley Bank (SVB) (fully repaid in March 2022) and interest incurred on our note received under the Payment Protection Program (the PPP loan) (fully repaid in March 2022). Interest on the Exchangeable Notes is not payable until maturity of the instrument unless exchanged prior to maturity in accordance with the terms of the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture) at which time any accrued and unpaid interest becomes due and payable.

Adjustments to Fair Value of Derivatives

Derivative liabilities, which consist of embedded features in the Exchangeable Notes, are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in the condensed consolidated statements of operations as adjustments to fair value of derivatives.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our operating loss and (loss) / income before income taxes for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30,
	2022	2021	Change
Operating expenses:
Research and development	$(4,353)	$(1,845)	$(2,508)
General and administrative	(2,681)	(3,029)	348
Total operating expenses	(7,034)	(4,874)	(2,160)
Operating loss	(7,034)	(4,874)	(2,160)
Total other income / (expense), net	(22,645)	8,967	(31,612)
(Loss) / income before income taxes	$(29,679)	$4,093	$(33,772)

Research and Development Expenses (in thousands)

	Three Months Ended
	September 30,
	2022	2021	Change

CRO and other preclinical and clinical trial expenses	$2,363	$408	$1,955
Personnel related (including share-based compensation)	841	744	97
Chemistry, manufacturing and control (CMC) related expenses	857	365	492
Consulting fees	292	328	(36)
Total research and development expenses	$4,353	$1,845	$2,508

The increase in CRO and other preclinical and clinical trial expenses of $2.0 million million was primarily due to an increase in costs incurred to support the activities for our REASSURE trial, which began enrollment in October 2022, in support of the potential resubmission of our NDA. Personnel related costs increased by $0.1 million primarily as a result of an increase in headcount. Personnel related costs for the three months ended September 30, 2022 and 2021 included share-based compensation expense of $0.2 million and $0.6 million, respectively. CMC related expenses increased by $0.5 million primarily as a result of the intangible asset amortization charge. Consulting fees of $0.3 million were flat to the prior year.

General and Administrative Expenses (in thousands)

	Three Months Ended
	September 30,
	2022	2021	Change
Personnel related (including share-based compensation)	$906	$1,576	$(670)
Facility related and other	749	851	(102)
Professional and consulting fees	1,026	602	424
Total general and administrative expenses	$2,681	$3,029	$(348)

Personnel related costs decreased by $0.7 million primarily as a result of a decrease in share-based compensation expense. Personnel related costs for the three months ended September 30, 2022 and 2021 included share-based compensation expense of $0.2 million and $0.9 million, respectively. Facility related and other costs decreased by $0.1 million primarily as a result of a decrease in rent expense. Facility related and other costs for the three months ended September 30, 2022 and 2021 included share-based compensation expense of $0.1 million and $0.1 million, respectively, for directors. Professional and consulting fees increased by $0.4 million primarily as a result of an increase in legal fees associated with the lawsuit filed in August 2021, partially offset by pre-commercialization activities carried out in 2021 prior to receipt of the CRL.

Total Other Income / (Expense), net

The following table summarizes our total other income/(expense), net for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30,
	2022	2021	Change
Interest expense, net	$(636)	$(849)	$213
Adjustments to fair value of derivatives	(4,834)	9,783	(14,617)
Cancellation of share options	(17,350)	—	(17,350)
Other income, net	175	33	142
Total other income / (expense), net	$(22,645)	$8,967	$(31,612)

Interest Expense, Net

Interest expense, net decreased by $0.2 million for the three months ended September 30, 2022 primarily as a result of a reduction in interest expense associated with our credit facility with SVB, which was repaid in full in March 2022.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $4.8 million for the three months ended September 30, 2022. This non-cash adjustment related to an increase in the fair value of the RLNs due to the newly issued patent for the bilayer tablet which provides patent protection at least until 2039, partially offset by a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period. Adjustments to the fair value of derivatives were $9.8 million for the three months ended September 30, 2021. This non-cash adjustment related to a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period, partially offset by an increase in the fair value of the RLNs.

Cancellation of Share Options

On July 7, 2022, certain of the Company's executive officers and employees agreed to the surrender and cancellation of certain previously granted share options in order to make available additional shares under the Company's Amended and Restated 2018 Equity Incentive Plan. Total expense recognized in connection with the cancellation of these employee share options was $17,350 for three months ended September 30, 2022.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit. The increase of $0.1 million is primarily related to an increase in unrealized foreign currency gains due to the strength of the US dollar.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our operating loss and loss before income taxes for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change
Operating expenses:
Research and development	$(11,777)	$(7,010)	$(4,767)
General and administrative	(10,680)	(10,698)	18
Total operating expenses	(22,457)	(17,708)	(4,749)
Operating loss	(22,457)	(17,708)	(4,749)
Total other income / (expense), net	(16,687)	(69,140)	52,453
Loss before income taxes	$(39,144)	$(86,848)	$47,704

Research and Development Expenses (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change
CRO and other preclinical and clinical trial expenses	$4,812	$1,789	$3,023
Personnel related (including share-based compensation)	3,674	1,623	2,051
Chemistry, manufacturing and control (CMC) related expenses	2,313	1,025	1,288
Consulting fees	978	2,573	(1,595)
Total research and development expenses	$11,777	$7,010	$4,767

The increase in CRO and other preclinical and clinical trial expenses of $3.0 million was primarily due to an increase in costs incurred to support the activities for our ongoing Phase 3 clinical trial known as REASSURE, which commenced enrollment in October 2022, in support of the potential resubmission of our NDA. Personnel related costs increased by $2.1 million primarily as a result of an increase in headcount to support our REASSURE trial. Personnel related costs for the nine months ended September 30, 2022 and 2021 included share-based compensation expense of $1.3 million and $0.7 million, respectively. CMC related expenses increased by $1.3 million primarily as a result of the intangible asset amortization charge. The decrease in consulting fees of $1.6 million was primarily due to a decrease in consultants used for research and development activities in the nine months ended September 30, 2022. Consulting fees for the nine months ended September 30, 2021 primarily related to consultants used during the FDA review of our NDA for oral sulopenem.

General and Administrative Expenses (in thousands)

	Nine Months Ended
	September 30,
	2022	2021	Change
Personnel related (including share-based compensation)	$5,281	$3,161	$2,120
Facility related and other	2,781	2,531	250
Professional and consulting fees	2,618	5,006	(2,388)
Total general and administrative expenses	$10,680	$10,698	$(18)

Personnel related costs increased by $2.1 million primarily as a result of an increase in headcount. Personnel related costs for the nine months ended September 30, 2022 and 2021 included share-based compensation expense of $2.6 million and $1.5 million, respectively. Facility related and other costs increased by $0.3 million primarily as a result of an increase in directors fees and share-based compensation for directors. Facility related and other costs for the nine months ended September 30, 2022 and 2021 included share-based compensation expense of $0.4 million and $0.2 million, respectively, for directors. Professional and consulting fees decreased by $2.4 million primarily as a result of pre-commercialization activities carried out in 2021 prior to receipt of the CRL and a decrease in consultants used to support our general and administrative functions, partially offset by an increase in legal fees associated with the lawsuit filed in August 2021.

Total Other Income / (Expense), Net

The following table summarizes our total other income / (expense), net for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change
Interest expense, net	$(2,441)	$(4,781)	$2,340
Adjustments to fair value of derivatives	2,498	(64,526)	67,024
Cancellation of share options	(17,350)	-	(17,350)
Other income, net	606	167	439
Total other income / (expense), net	$(16,687)	$(69,140)	$52,453

Interest Expense, Net

Interest expense, net decreased by $2.3 million for the nine months ended September 30, 2022 primarily as a result of a decrease in the amortization of the debt discounts and deferred financing costs relating to the RLNs which were listed, and therefore fully amortized, - in January 2021, a decrease in interest accruing on our Exchangeable Notes and a decrease in the amortization of the debt discounts and deferred financing costs relating to them due to the reduction in the Exchangeable Notes outstanding balance and a reduction in interest expense associated with our credit facility with SVB, which was repaid in full in March 2022, partially offset by an increase in unrealized losses on our short-term investments.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $2.5 million for the nine months ended September 30, 2022. This non-cash adjustment related to a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period, partially offset by an increase in the fair value of the RLNs due to the newly issued patent for the bilayer tablet which provides patent protection at least until 2039. Adjustments to the fair value of derivatives were $64.5 million for the nine months ended September 30, 2021. This non-cash adjustment related to an increase in the value of derivative components associated with the Exchangeable Notes which were exchanged in the first half of 2021 and an increase in the fair value of our RLNs, partially offset by a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period.

Cancellation of Share Options

On July 7, 2022, certain of the Company's executive officers and employees agreed to the surrender and cancellation of certain previously granted share options in order to make available additional shares under the Company's Amended and Restated 2018 Equity Incentive Plan. Total expense recognized in connection with the cancellation of these employee share options was $17,350 for nine months ended September 30, 2022.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit. The increase of $0.4 million is primarily related to an increase in unrealized foreign currency gains due to the strength of the US dollar.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the private placement which closed in January 2020 (the Private Placement) and the subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through September 30, 2022, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering in June 2020 (June 3, 2020 Offering) and the registered direct offering in June 2020 (June 30, 2020 Offering) and $1.8 million from the exercise of warrants issued in the June 30, 2020 Offering, net proceeds of $15.5 million from the underwritten offering in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October 2020 Offering, net proceeds of $42.1 million from the underwritten offering in February 2021 (February 2021 Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February 2021 Underwritten Offering and net proceeds of $32.2 million from the registered direct offering in February 2021 (February 2021 Registered Direct Offering).

As of September 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $64.4 million.

We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 7, 2022, we entered into a sales agreement (the Sales Agreement), with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (not to exceed 4,478,180 ordinary shares as of the date of filing this Form 10-Q), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

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

Required monthly amortization payments for the initial $15.0 million draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the nine months ended September 30, 2022. Interest accrued at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and was payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, were due and paid on March 1, 2022 (the maturity date), effectively terminating the Loan and Security Agreement. The final payment fee of $0.6 million which represented 4.2% of the funded loan, was accreted using the effective interest method over the life of the loan as interest expense.

In connection with the initial $15.0 million draw, we issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon our IPO) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028.

In connection with the Private Placement, Iterum Bermuda was joined as a party to the Loan and Security Agreement as a borrower and the Loan and Security Agreement was amended on January 16, 2020 to, among other things, modify the definition of subordinated debt to include the RLNs and Exchangeable Notes.

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 85.7456 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.6624 per ordinary share) as of August 17, 2022, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $15.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to September 30, 2022, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2022 was $12.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

Registered Direct Offerings

On June 3, 2020, we entered into the securities purchase agreement (June 3, 2020 SPA) with certain institutional investors pursuant to which we issued and sold, in the June 3, 2020 Offering, an aggregate of 198,118 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $25.2375, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. We offered the ordinary shares in the June 3, 2020 Offering pursuant to our universal shelf registration statement on Form S-3, which was declared effective on July 16, 2019 (File No. 333-232569) (the 2019 Shelf Registration Statement). Pursuant to the June 3, 2020 SPA, in a concurrent private placement, we issued and sold to the June 3 Purchasers warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. The closing date of the June 3, 2020 Offering was June 5, 2020. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $31.5465 per ordinary share, and will expire on June 3, 2025.

On June 30, 2020, we entered into the securities purchase agreement (June 30, 2020 SPA) with certain institutional investors pursuant to which we issued and sold in the June 30, 2020 Offering an aggregate of 224,845 ordinary shares, $0.01 nominal value per share, at a purchase price per share of $22.2375, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. We offered the ordinary shares in the June 30, 2020 Offering pursuant to the 2019 Shelf Registration Statement. Pursuant to the June 30, 2020 SPA, in a concurrent private placement, we issued and sold to the June 30 Purchasers warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants were exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The June 30, 2020 Offering closed on July 2, 2020. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $27.7965 per ordinary share, and will expire on June 30, 2025.

On February 9, 2021, we entered into the securities purchase agreement (February SPA) with certain institutional investors pursuant to which we issued and sold in the February 2021 Registered Direct Offering an aggregate of 1,166,666 ordinary shares, $0.01 nominal value per share, at a purchase price of $30.00 per share, for aggregate net proceeds to us of $32.2 million after deducting placement agent fees and other offering expenses payable by us. We offered the ordinary shares in the February 2021 Registered Direct Offering pursuant to the 2019 Shelf Registration Statement. The February 2021 Registered Direct Offering closed on February 12, 2021. Warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the February SPA, were issued to designees of the placement agent on closing of the February 2021 Registered Direct Offering. Upon closing, warrants issued to such designees became exercisable immediately at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026.

October 2020 Offering

On October 27, 2020, we completed the October 2020 Offering in which we sold an aggregate of (i) 1,034,102 ordinary shares, $0.01 nominal value per share, (ii) pre-funded warrants exercisable for an aggregate of 760,769 ordinary shares and (iii) warrants exercisable for an aggregate of 1,346,153 ordinary shares. The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October 2020 Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding ordinary shares immediately following the consummation of the October 2020 Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $9.75 per ordinary share and warrant and $9.60 per pre-funded warrant and warrant. Our net proceeds from the October 2020 Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $15.5 million. The warrants are exercisable upon issuance at a price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.15 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. All pre-funded warrants have been exercised for net proceeds of $0.11 million. In connection with the October 2020 Offering, we entered into a Purchase Agreement on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and will expire on October 22, 2025.

February 2021 Underwritten Offering

On February 3, 2021, we entered into an underwriting agreement (the Underwriting Agreement) pursuant to which we issued and sold 2,318,840 ordinary shares, $0.01 nominal value per share, at a public offering price of $17.25 per share. We offered the ordinary shares in the February 2021 Underwritten Offering pursuant to the 2019 Shelf Registration Statement. The February 2021 Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, we granted the underwriter an option for a period of 30 days to purchase up to an additional 347,826 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This increased the total number of ordinary shares we sold in the February 2021 Underwritten Offering to 2,666,666 shares, which resulted in aggregate net proceeds of $42.1 million after deducting underwriting discounts and commissions and offering expenses. In addition, pursuant to the Underwriting Agreement, we agreed to issue to the underwriter’s designees warrants to purchase 186,665 ordinary shares, which is equal to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering, including the underwriter’s option to purchase an additional 347,826 ordinary shares. The warrants issued to such designees of the underwriter have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	(14,208)	(13,383)
Net cash (used in) / provided by investing activities	9,579	(50,129)
Net cash (used in) / provided by financing activities	(2,251)	84,756
Effect of exchange rates on cash and cash equivalents	(77)	(14)
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(6,957)	$21,230

Operating Activities

During the nine months ended September 30, 2022, operating activities used $14.2 million of cash, resulting from our net loss of $39.3 million and net cash used by changes in our operating assets and liabilities of $0.04 million, partially offset by net non-cash charges of $25.2 million.

During the nine months ended September 30, 2021, operating activities used $13.4 million of cash, resulting from our net loss of $87.4 million, and net cash used by changes in our operating assets and liabilities of $0.2 million, partially offset by net non-cash charges of $74.2 million.

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities of $9.6 million was related to the proceeds from the sale of short-term investments of $45.6 million, partially offset by the purchase of short-term investments of $36.0 million.

During the nine months ended September 30, 2021, net cash used by investing activities of $50.1 million was related to the purchase of short-term investments of $60.1 million, partially offset by proceeds from the sale of short-term investments of $10.0 million.

Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities of $2.3 million was related to principal repayments made to SVB under the Loan and Security Agreement, including a final payment fee and the PPP loan. Both loans were repaid in full in March 2022.

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

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, engage in any pre-commercialization activities and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•
conduct additional clinical trials for oral sulopenem and/or sulopenem, which includes the ongoing Phase 3 clinical trial being conducted to support potential resubmission of our NDA for oral sulopenem;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the timing and costs of our clinical trials of oral sulopenem and sulopenem, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates, including the ongoing Phase 3 clinical trial and non-clinical development being conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;
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
•
the amount and timing of any payments we may be required to make in connection with the RLNs and the repaymemt of the Exchangeable Notes, if required;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property related claims;
•
the costs of operating as a public company;
•
the extent to which we in-license or acquire other products and technologies;
•
the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct and complete the ongoing Phase 3 clinical trial to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including oral sulopenem for the treatment of uUTI; and
•
the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

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

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs. There was no payment due for the Payment Measuring Period ending June 30, 2020, December 31, 2020, June 30, 2021, December 31, 2021, June 30, 2022, and September 30, 2022. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return).

Our operating lease obligations primarily consist of payments for office space and commercial property, which are described further in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Future contractual payments on operating lease obligations due within one year of September 30, 2022 are $0.6 million, and future contractual payments on operating lease obligations due greater than one year from September 30, 2022 are $1.4 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $64.3 million, consisting of cash, money market funds, commercial paper and U.S. treasury and agency bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. An immediate interest rate increase of 100 basis points would result in a decrease of $0.2 million in the fair market value of our portfolio as of September 30, 2022. Such losses would only be realized if we sold the investments prior to maturity.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2022 and December 31, 2021, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the nine months ended September 30, 2022 and 2021 or for the year ended December 31, 2021. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 5, 2021, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Northern District of Illinois. The complaint purports to be brought on behalf of shareholders who purchased the Company's securities between November 30, 2020 and July 26, 2021. The complaint generally alleges that the defendants violated Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning the Company’s submission of its NDA to the FDA for marketing approval of oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint seeks, among other things, unspecified damages, attorneys' fees, expert fees and other costs. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on November 3, 2021. On January 26, 2022, plaintiff filed an amended complaint which includes allegations similar to those made in the original complaint and seeks similar relief. On April 8, 2022, the Company filed a motion to dismiss with the court seeking dismissal of all claims asserted. Oral argument on the motion to dismiss occurred on August 17, 2022. The next status conference is scheduled for December 7, 2022.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of September 30, 2022, we had an accumulated deficit of $417.8 million, cash and cash equivalents of $20.5 million and short-term investments of $43.8 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021, in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the special protocol assessment (SPA) process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical Pharmacokinetics and Pharmacodynamics (PK/PD) studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. At September 30, 2022, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering and February 2021 Underwritten Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

Following receipt of the CRL, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and plan to limit spending to essential costs required in connection with the potential resubmission of the NDA.

We expect to continue to incur significant expenses and increasing operating losses as we conduct clinical trials of oral sulopenem and sulopenem including the ongoing Phase 3 clinical trial being conducted in response to the CRL, seek marketing approval for oral sulopenem if clinical trials are successful, engage in pre-commercialization activities and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•
conduct additional clinical trials for oral sulopenem and/or sulopenem, which includes the ongoing Phase 3 clinical trial being conducted to support potential resubmission of our NDA for oral sulopenem;
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

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to incur significant expenses and increasing operating losses as we conduct clinical trials of oral sulopenem and sulopenem, including the ongoing Phase 3 clinical trial and non-clinical development being conducted in response to the CRL, seek marketing approval for oral sulopenem if clinical trials are successful, engage in pre-commercialization activities, and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. If we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and undertake commercialization activities, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial.

Based on our current operating plan, we estimate that our cash, cash equivalents and short-term investments as of September 30, 2022 should be sufficient to fund our operating expenses into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the timing and costs of our clinical trials of oral sulopenem and sulopenem, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates, including the ongoing Phase 3 clinical trial and non-clinical development being conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;
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
•
the amount and timing of any payments we may be required to make in connection with the RLNs and the repayment of the Exchangeable Notes, if required;

•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property related claims;
•
the costs of operating as a public company;
•
the extent to which we in-license or acquire other products and technologies;
•
the impact of the COVID-19 pandemic on the economy and our business generally including the impact the pandemic may have on our ability to efficiently conduct and complete the ongoing Phase 3 clinical trial to support a potential resubmission of our NDA for oral sulopenem, timing of regulatory review, potential approval and commercialization of any future products, including oral sulopenem for the treatment of uUTI; and
•
the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

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

In the CRL, the FDA determined that additional data are necessary to support approval for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone. The FDA recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial and complete the non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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
•
enrolling and successfully completing any clinical trials that may be required for regulatory approval of our product candidates, including the ongoing Phase 3 clinical trial being conducted in response to the CRL;
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

The EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the October 2020 Offering, the exchange rate of the Exchangeable Notes increased and the exchange price of the Exchangeable Notes adjusted from the previous exchange price of $15.00 per ordinary share (at the exchange rate of 66.666 shares per $1000 of principal and interest on the Exchangeable Notes) to $11.6624 per ordinary share (at an adjusted exchange rate of 85.7456 shares per $1,000 of principal and interest on the Exchangeable Notes). As of September 30, 2022, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

In addition, on October 7, 2022, we entered into a sales agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million (not to exceed 4,478,180 ordinary shares as at the date of this filing), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of the date of this filing, we have not issued or sold any ordinary shares pursuant to the Sales Agreement. Depending on the public offering prices, the number of shares that we sell pursuant to the Sales Agreement and any potential increase to the exchange rate of the Exchangeable Notes, we may not have sufficient authorized share capital or share issuance authorities to convert all of the Exchangeable Notes into ordinary shares following any sales of shares pursuant to the Sales Agreement and could be required to settle any exchanges with cash to the extent we do not have available authorized shares. If we elect to settle any exchanges in cash, or we do not have authorized and available ordinary shares needed to satisfy physical exchange of the Exchangeable Notes, our liquidity could be adversely affected and/or we may not have sufficient cash available at that time to satisfy such cash settlement. In addition, in the event we elect to settle exchanges of Exchangeable Notes with ordinary shares, we would be limited in our ability to issue equity for other purposes which could adversely affect our shareholders and our ability to raise additional capital.

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

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of September 30, 2022, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

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

We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of our debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. The extent to which we are able to utilize a shelf registration statement as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, general market conditions and applicability of restrictions on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting ordinary shares held by non-affiliates, in any trailing 12-month period.

On October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million (not to exceed 4,478,180), from time to time through HC Wainwright, by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three prior Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior pre-clinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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
•
successful enrollment in, and completion of, clinical trials, including any clinical trials that may be required for regulatory approval of our product candidates, including the ongoing Phase 3 trial being conducted in response to the CRL;
•
clinical trial results with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•
timely completion of any additional clinical trials and non-clinical studies conducted to support the filing for regulatory approvals of our sulopenem program, if required by the FDA or any comparable foreign regulatory authority, including the ongoing Phase 3 clinical trial and non-clinical studies being conducted in response to the CRL;
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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA. As we work with the FDA to resolve the issues set out in the CRL, we will be delayed in obtaining, and may ultimately be unable to obtain, FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the prior Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. Notwithstanding our interactions with the FDA to date, there can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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
•
although we are conducting the additional Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) pursuant to a SPA agreement, there is no guarantee that the FDA, or any other regulatory authorities, will approve any application that is supported by a clinical trial conducted in accordance with such agreement;
•
we may not reach agreement on acceptable terms with all clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;
•
clinical trials of our product candidates, including the ongoing Phase 3 clinical trial being conducted in response to the CRL, may produce unfavorable or inconclusive results;
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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. While we successfully completed enrollment for all three of our prior Phase 3 clinical trials, we may not be able to initiate and/or continue or complete other clinical trials (including the ongoing Phase 3 clinical trial being conducted in response to the CRL) of oral sulopenem, sulopenem or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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
•
the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion; and
•
the impact on access to hospitals and willingness of patients to participate in clinical trials including the ongoing Phase 3 clinical trial being conducted in response to the CRL, or any additional clinical trial(s) required for regulatory approval of our product candidates, as a result of pandemics, like COVID-19, and other health crises.

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

Accordingly, our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, such as the ongoing clinical trial being conducted in response to the CRL, may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Furthermore, we rely on and expect to continue to rely on contract research organizations (CROs) and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their performance or the impact of pandemics, like COVID-19, to their business.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure our shareholders that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our sulopenem program in any indication.

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our prior Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. On July 23, 2021, we received a CRL from the FDA in respect of the NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

We are currently evaluating our commercialization strategy in the United States and other territories. We are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties. If oral sulopenem and/or sulopenem receive regulatory approval, we may build a commercial organization and recruit a targeted sales force with technical expertise, an internal marketing and health resource group, as well as a managed markets group focused on reimbursement activities with third-party payors and a specialty distribution team to ensure pharmacy-level stocking and, where we choose not to commercialize directly ourselves, we will seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. We are not currently party to any such arrangements but engaged a potential commercial partner to provide pre-commercial activities and we commenced negotiations on a definitive agreement for commercialization services. Following receipt of the CRL in July 2021, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities and paused negotiations on the definitive agreement for commercialization services. There is no assurance that we will seek or be able to reach a definitive agreement for commercialization services in the future.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and sales and marketing personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Although we are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties. For those countries in which we choose not to commercialize directly ourselves, we intend to seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include service providers to the pharmaceutical industry, large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements but engaged a potential commercial partner to provide pre-commercial activities and we commenced negotiations on a definitive agreement for commercialization services. Following receipt of the CRL in July 2021, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities and paused negotiations on a definitive agreement for commercialization services. There is no assurance that we will seek or be able to reach a definitive agreement for commercialization services in the future.

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
•

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

We rely heavily on the Pfizer License for intellectual property rights that are important or necessary for the development of oral sulopenem and sulopenem. We do not own or license any patent rights that cover the IV formulation of sulopenem. In addition, all patents directed to the compound sulopenem expired prior to us entering into the Pfizer License. Licenses to additional third-party intellectual property, technology and materials that may be required for the development and commercialization of our sulopenem program or any other product candidates or technology may not be available at all or on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our sulopenem program and any other product candidates or technology we may obtain in the future or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize oral sulopenem or sulopenem or other future product candidates or technologies, which could materially harm our business, financial condition, results of operations and growth prospects.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, our licensed U.S. patent claim for a composition of matter patent for oral sulopenem is due to expire in 2029, subject to potential extension to 2034 under the Drug Price Competition and Patent Term Restoration Act of 1984 (referred to as the Hatch-Waxman Act) and our newly granted patent directed to the composition of the bilayer tablet of sulopenem etzadroxil and probenecid is due to expire no earlier than 2039, absent any extensions. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our patent rights may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

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

Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of the U.S. patents we currently license and/or own may be eligible for limited patent term extension under the Hatch-Waxman Act, and similar legislation in the European Union. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. We may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of the relevant patents or otherwise fail to satisfy applicable requirements and the length of the extension could be less than we request. To the extent we wish to pursue patent term extension based on a patent that we in-license from Pfizer or another third party, we would need the cooperation of Pfizer or the third party. Moreover, similar extensions may be available in some of the larger economic territories but may not be available in all of our markets of interest.

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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review,inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. In addition, the degree of future protection afforded by our intellectual property rights is uncertain because even granted intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our prior Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and had our NDA application accepted for review by the FDA in January 2021, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have commenced additional non-clinical PK/PD investigations to support the dosing regimen selected for oral sulopenem, as recommended by the FDA. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial and non-clinical studies intended to support a resubmission of our NDA or that any data generated by such clinical and non-clinical investigation will be adequate to support resubmission or approval of our NDA.

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

Although we are conducting the ongoing Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) under a SPA agreement with the FDA, a SPA agreement does not guarantee marketing approval of, or any other particular outcome from, regulatory review.

We are conducting the ongoing Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) under a SPA agreement with the FDA. Under the SPA process, the FDA provides a clinical trial sponsor with an official evaluation and written guidance on the design of a proposed protocol intended to form the basis for an NDA. A SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of the overall protocol design for a clinical trial intended to support a future marketing application, but it does not indicate FDA concurrence on every protocol detail. A SPA agreement also does not ensure the receipt of marketing approval or that the approval process will be faster than conventional procedures. A determination regarding marketing approval is addressed during the review of a submitted NDA and depends on efficacy and safety results and an evaluation of the overall benefits and risks of treatment after review of the data from the development program in its totality.

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

Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or transfers of value made to physicians, other healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.

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

In October 2020, the Department of Health and Human Services (HHS) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP), to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

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

More recently, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Our business, results of operations, financial condition, cash flows and share price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic, which could delay our ability to complete our clinical trials including our ongoing Phase 3 clinical trial, delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

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

The COVID-19 pandemic may negatively affect our business and operations in a number of ways, and its long-term effects are uncertain. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. Responsive measures to COVID-19 have resulted in restrictions on operations at clinical trial sites which could impact patient enrollment in the ongoing Phase 3 clinical trial being conducted in response to the CRL to support a potential resubmission of our NDA. In addition, the COVID-19 pandemic could impact the FDA’s regulatory review process, including delays in meetings related to planned or completed clinical trials and ultimately the review and approval of our product candidates. The FDA’s review of any resubmitted NDA for oral sulopenem for the treatment of uUTI may be delayed due to COVID-19, including an inability to schedule, or delays in scheduling, meetings and inspections. Additionally, the COVID-19 pandemic may negatively impact our ability to initiate or complete future clinical trials, including the ongoing Phase 3 clinical trial being conducted in response to the CRL, disrupt our regulatory and commercialization activities, and result in other adverse effects on our business and operations. For example, current and future restrictions on in-person interactions may impact how we commercialize our product candidates, if approved, and we may need to apply non-traditional marketing methods, which may ultimately not be efficient or successful.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $9.13 on November 11, 2021, and a low price of $1.55 on November 8, 2022, in the twelve-month period ending on November 8, 2022. During this time, the price per ordinary share has ranged from an intra-day low of $1.55 per share to an intra-day high of $9.15 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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
•
failure to comply with the Nasdaq Capital Market continued listing requirements;
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

If we fail to comply with the listing requirements of the Nasdaq Capital Market, we may be delisted and the price of our ordinary shares, our ability to access the capital markets and our financial condition could be negatively impacted and the delisting of our ordinary shares would result in an event of default and/or fundamental change under our debt instruments.

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

On September 7, 2021, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (Nasdaq), indicating that, based on the closing bid price for the previous 30 consecutive business days, the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share (the Bid Price Rule). Under Nasdaq Listing Rule 5810(c)(3)(A), we were given a period of 180 calendar days, or until March 7, 2022, to regain compliance with the Bid Price Rule. Subsequently, on March 9, 2022 we were granted an additional 180-day compliance period, or until September 5, 2022, in which to regain compliance with the Bid Price Rule after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and providing written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse share split, if necessary. At the annual general meeting of shareholders on June 15, 2022 our shareholders approved, subject to and conditional upon the board of directors determining, in its sole discretion, that a reverse share split is necessary for the Company to comply with the Bid Price Rule, a proposal to effect a reverse share split (i.e., a consolidation of share capital under Irish law), whereby every 15 ordinary shares of $0.01 (nominal value) each in the authorized and unissued and authorized and issued share capital of the Company be consolidated into 1 ordinary share of $0.15 (nominal value) each, and the subsequent (i) reduction in the nominal value of the ordinary shares in the authorized and unissued and authorized and issued share capital of the Company from $0.15 each to $0.01 each and (ii) increase in the authorized ordinary share capital of the Company in order to round up the authorized share capital to an even number following the reverse share split, with our board of directors able to elect to abandon such amendments and not effect the reverse share split authorized by the shareholders, in its sole discretion. On August 17, 2022, we filed an Amended and Restated Memorandum and Articles of Association with the Irish Companies Registration Office and effected, as of 5:00 p.m. Eastern Standard Time on August 17, 2022, a one-for-fifteen reverse share split of our ordinary shares. Trading of the ordinary shares on a reverse share split-adjusted basis began at the opening of trading on August 18, 2022.

On September 1, 2022, we received notification from Nasdaq that, for 10 consecutive business days from August 18, 2022 to August 31, 2022, the closing bid price of our ordinary shares was above $1.00, confirming that we had regained compliance with the Bid Price Rule.

Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to maintain compliance with the Nasdaq Capital Market continued listing requirements in the future or regain compliance with respect to any future deficiencies. This could impair the liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our ordinary shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all. The delisting of our ordinary shares from The Nasdaq Stock Market could also negatively impact our financial condition as it would constitute a fundamental change under the EN Indenture, which could trigger an obligation for us to repurchase the Exchangeable Notes at a repurchase price of 300% of the principal amount of the outstanding Exchangeable Notes.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of September 30, 2022, approximately $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. The outstanding warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3, 2020 Offering, the June 30, 2020 Offering, the October 2020 Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Similarly, the outstanding warrants that we issued SVB and Life Sciences Fund II LLC in connection with the secured credit facility with SVB are exercisable at any time until April 27, 2028, and any exercise of such warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Additionally, the exercise of outstanding options and vesting of restricted share units under our equity incentive plans or equity inducement incentive plan or exercise of other outstanding warrants for ordinary shares may also dilute the ownership percentage or voting power of our shareholders.

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

In addition, on October 7, 2022, we entered into the Sales Agreement with HC Wainwright as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million, from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We cannot predict if and when shares sold pursuant to the Sales Agreement, if any, will be resold in the public markets. Any of our outstanding shares that are not restricted as a result of securities laws may be resold in the public market without restriction unless purchased by our affiliates.

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

We are currently limited in our authorized share capital and an increase in authorized shares will be required for future financings or other strategic transactions.

We will need to seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements, including through sales under the Sales Agreement with HC Wainwright. We have limited ordinary shares currently available and authorized for issuance. Investors in prior transactions have purchased our ordinary shares or our convertible securities, such as warrants and the Exchangeable Notes, for which we must reserve unissued ordinary shares. Furthermore, the warrants and Exchangeable Notes are subject to certain anti-dilution protections, including, for the outstanding Exchangeable Notes, upon the issuance of shares at a price per share less than the exchange price of the outstanding Exchangeable Notes. We therefore will likely need to increase the number of authorized ordinary shares, which requires shareholder approval, in order to issue ordinary shares or securities convertible, exercisable or exchangeable into ordinary shares to investors and other strategic partners, to utilize the full availability under the Sales Agreement and/or in other capital raising transactions. If we are unable to increase our authorized shares, we will be limited in our efforts to raise additional capital and/or could be required to settle any exchanges of our outstanding Exchangeable Notes with cash. As a result, our operations and financial condition may be materially and adversely affected.

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

Following the authorization for trading of our ordinary shares on the Nasdaq Global Market on May 25, 2018, we became subject to the Irish Takeover Panel Act, 1997, Irish Takeover Rules 2013 (Irish Takeover Rules). Under the Irish Takeover Rules, our board of directors is not permitted to take any action that might frustrate an offer for our ordinary shares once our board of directors has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. Potentially frustrating actions such as (i) the issue of shares, options, restricted share units or convertible securities, (ii) material acquisitions or disposals, (iii) entering into contracts other than in the ordinary course of business or (iv) any action, other than seeking alternative offers, which may result in frustration of an offer, are prohibited during the course of an offer or at any earlier time during which our board of directors has reason to believe an offer is or may be imminent. These provisions may give our board of directors less ability to control negotiations with hostile offerors than would be the case for a corporation incorporated in a jurisdiction of the United States.

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

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act during the three months ended September 30, 2022.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
1.1	At the Market Offering Agreement by and between Iterum Therapeutics plc and H.C. Wainwright & Co., LLC, dated as of October 7, 2022		Form S-3	October 7, 2022	333-267795
3.1	Amended and Restated Constitution of Iterum Therapeutics plc.		Form 8-K (Exhibit 3.1)	August 19, 2022	001-38503
10.1	2015 Equity Incentive Plan, as amended	X
10.2	Amended and Restated 2018 Equity Incentive Plan, as amended	X
10.3	Iterum Therapeutics plc 2021 Inducement Equity Incentive Plan, as amended	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: November 10, 2022	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: November 10, 2022	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer