Form 10-K
period 2022-12-31
Iterum Therapeutics plc
filed 2023-03-16
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s ordinary shares, $0.01 par value per share, on the Nasdaq Capital Market on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter was $36.7 million.

The number of shares of Registrant’s ordinary shares outstanding as of February 28, 2023 was 12,705,961.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive proxy statement for the Registrant’s 2023 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2022.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our use of cash reserves;
•
the design, initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs including the ongoing Phase 3 clinical trial being conducted in response to the Complete Response Letter (CRL) received from the U.S. Food and Drug Administration in July 2021 in connection with our New Drug Application (NDA) for oral sulopenem;
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

You should read this Annual Report and the documents that we have filed with the Securities and Exchange Commission (SEC) as exhibits to this Annual Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in the “Risk Factors” section of this Annual Report on Form 10-K, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our ordinary shares. These risks include the following:

•
We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program. As of December 31, 2022, we had an accumulated deficit of $422.9 million.
•
We will require additional capital to fund our operations and may be unable to obtain financing when needed or on acceptable terms.
•
In July 2021, we received a complete response letter (“CRL”) from the U.S. Food and Drug Administration (FDA) regarding our new drug application (“NDA”) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen. In the CRL, the FDA determined that additional data are necessary to support approval for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone. The FDA recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial will be adequate to support resubmission or approval of our NDA.
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

•
We rely heavily on the exclusive license agreement with Pfizer Inc., or Pfizer, for the patent rights and know-how required to develop and commercialize sulopenem etzadroxil and the know-how required to develop the IV formulation of sulopenem. If we fail to comply with our obligations in our agreement with Pfizer, we could lose such rights that are important to our business.
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
•
We are currently limited in our authorized share capital and an increase in authorized shares will be required for future financings or other strategic transactions which requires shareholder approval. If we are unable to increase our authorized shares, we will be limited in our efforts to raise additional capital and/or could be required to settle any exchanges of our outstanding 6.500% Exchangeable Senior Subordinated Notes due 2025 with cash. As a result, our operations and financial condition may be materially and adversely affected.

v

PART I

Item 1. Business.

Overview

We are a clinical-stage pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first oral penem available in the United States and the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have also successfully developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to as oral sulopenem. We believe that sulopenem and oral sulopenem have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones.

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial (SURE 3). In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI (SURE 2) and uUTI (SURE 1). In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022 and anticipate completing enrollment in the first half of 2024. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical Pharmacokinetics and Pharmacodynamics (PK/PD) studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem.

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

As of February 28, 2023, we exclusively license from Pfizer two U.S. patents and three foreign patents, including one U.S. patent directed to composition of matter of sulopenem etzadroxil, which is projected to expire in 2029, subject to potential extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, to 2034, and three foreign patents related to sulopenem etzadroxil. We also own two U.S. patents, with one patent directed to the composition of the bilayer tablet of oral sulopenem and its related uses and the other directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. Both patents are projected to expire in 2039, excluding any additional term for patent adjustments or patent term extensions. We also own three U.S. patent applications and twenty-seven foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. Any U.S. or foreign patents issuing from the pending applications are projected to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions. In addition, the FDA has designated sulopenem and oral sulopenem as Qualified Infectious Disease Products (QIDP) for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease pursuant to the Generating Antibiotic Incentives Now Act (the GAIN Act). Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status makes sulopenem and oral sulopenem eligible to benefit from certain incentives for the development of new antibiotics provided under the GAIN Act. Further, QIDP status could add five years to any regulatory exclusivity period that we may be granted. QIDP status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. Fast track status provides an opportunity for more frequent meetings with the FDA, more frequent written communication related to the clinical trials, eligibility for accelerated approval and priority review and the potential for a rolling review. None of our licensed patents cover the IV formulation of sulopenem.

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

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program, being the SURE 1 trial, the SURE 2 trial and the SURE 3 trial. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the FDA and feedback from the EMA. We conducted the Phase 3 clinical trials under SPA agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial (SURE 3). In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI (SURE 2) and uUTI (SURE 1). In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone, and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem.

Our Strategy

Our strategy is to develop and commercialize our sulopenem program for multiple indications, and in the long term to build a market-leading anti-infective business. The key elements of this strategy include the following:

•
Obtain regulatory approval for oral sulopenem in the United States. Complete the ongoing REASSURE trial to support the resubmission of our NDA to the FDA for oral sulopenem.
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
•
Pursue the development of oral sulopenem and sulopenem in additional indications. In the future, we may also pursue development of our sulopenem program in additional indications in adults and children, including cUTIs, community acquired bacterial pneumonia, non-tuberculous mycobacterial pulmonary disease, cIAIs, bacterial prostatitis, gonorrhea, diabetic foot infection and bone and joint infection, as well as new formulations to support these indications.
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

Antimicrobial Resistance is Increasing

E. coli is growing increasingly resistant to many classes of antibiotics, which is especially problematic for patients suffering from UTIs because E. coli is the primary cause of those infections. The market-leading antibiotics, fluoroquinolones (e.g., Cipro, Levaquin) and trimethoprim-sulfamethoxazole (e.g., Bactrim, Septra), currently have E. coli resistance rates over 20% nationally. In 2019, approximately 40% of oral prescriptions for UTIs written in the United States were for fluoroquinolones or trimethoprim-sulfamethoxazole. In hospitals, fluoroquinolones have greater than 30% resistance to E. coli in approximately half the states in the United States, and have greater than 25% resistance rates in nearly 80% of the states. According to national data published by the Centers for Disease Control and Prevention (CDC), fluoroquinolones had greater than 33% resistance to E. coli in the United States in 2019 in hospitalized patients, and in 2020, the national resistance rate of E. coli to fluoroquinolones increased to 35.2%. Further, the national resistance rate of E. coli to cephalosporins, which is a common marker for extended spectrum ß-lactamases (ESBL)-producing E. coli, was estimated to be approximately 13% for the combined years of 2011 to 2015, and in 2020, and the resistance rate to cephalosporins was reported to be 24.7% by the CDC. Between 2000 and 2009 the prevalence of extended spectrum ß-lactamases (ESBL)-producing E. coli and ESBL-producing K. pneumoniae more than doubled from 3.3% to 8.0% and from 9.1% to 18.6%, respectively. During the same timeframe, hospitalizations caused by ESBL-producing organisms increased by about 300%.

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

Sulopenem’s differentiating characteristics include:

•
Activity as an oral agent and favorable pharmacokinetic profile. Sulopenem is the active moiety with antibacterial activity. Oral sulopenem is a prodrug specifically selected among many other prodrug candidates because it enables the absorption of sulopenem from the gastrointestinal tract. It is this oral agent, sulopenem etzadroxil, combined with probenecid that we believe meets an urgent medical need to allow patients with resistant pathogens to be treated safely in the community, as well as allowing hospitalized patients to continue their treatment at home. Oral sulopenem is sufficiently absorbed from the gastrointestinal tract to allow the parent compound, sulopenem, to achieve adequate exposure in the tissues and, as demonstrated in animal models, to significantly reduce the burden of offending pathogens. Based on pharmacokinetic modeling we believe dosing of the oral agent twice daily will provide tissue exposure sufficient to resolve clinical infection.
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

Both sulopenem and oral sulopenem have received QIDP designation status for the indications of uUTI, cUTI and cIAI as well as for community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP designation status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. We had received feedback on the development program in an end of Phase 2 meeting with the FDA, which provided guidance on the size of the safety database, the non-clinical study requirements, the design of the Phase 1 and Phase 3 clinical trials, the pediatric development plan, as well as support for the proposed chemistry, manufacturing, and controls (CMC) development activities through production of commercial supplies. The Phase 3 clinical trials for treatment of cIAI, cUTI and uUTI received SPA agreements with the FDA. All three Phase 3 clinical trials were initiated in the third quarter of 2018 and completed enrollment by the end of 2019. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. EMA Scientific Advice received by us, consistent with the existing guidance for this indication, supports an endpoint assessed earlier than the primary study endpoint and a non-inferiority margin of -12.5%. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies, with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin, driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Further, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. As described above, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem.

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

The table below highlights the MIC50 and MIC90 of key target pathogens collected by JMI Laboratories in 2019 responsible for the infections studied in our Phase 3 program.

Organism Class	N	MIC50	MIC90
		(µg/mL)	(µg/mL)

E. coli	983	0.03	0.03
ESBL negative	813	0.03	0.03
ESBL positive	170	0.03	0.06
Klebsiella spp.	347	0.03	0.12
ESBL negative	224	0.03	0.06
ESBL positive	49	0.06	1
P. mirabilis	91	0.25	0.25
E. cloacae species complex	110	0.12	0.5
C. koseri	9	0.03	-
S. marcescens	36	0.5	2
Gram-negative anaerobes	287	0.12	1

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

	E. coli		K. pneumoniae		P. mirabilis
	N = 983		N = 273		N = 91
Penem Class:	MIC90 (μg/mL)	%S*	MIC90 (μg/mL)	%S*	MIC90 (μg/mL)	%S*
Sulopenem	0.03	-	0.06	-	0.25	-
Ertapenem	0.03	99.7	0.06	97.1	0.015	100
Imipenem	<0.12	99.9	0.5	98.5	2	38.5
Meropenem	0.03	99.9	0.03	98.5	0.12	100

Oral Agents Currently on Market:
Nitrofurantoin	32	96	>64	23.1	>64	2.2
Ciprofloxacin	>16	70.3	4	78.3	>16	74.7
Trimethoprim-Sulfamethoxazole	>16	65.9	>16	80.2	>16	80
Amoxicillin-Clavulanate	16	80.3	16	85.3	2	97.8

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

N = number of subjects; Cmax = maximum plasma concentration; AUC0- = area under the curve from the initiation of dosing extrapolated through infinite time

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

	N	Dose (mg)	Infusion duration (h)	Cmax (µg/mL)	AUC 0- (µg hr/mL)	T1/2 (h)
Day 1	12	1000	3	9.15	28.9	1.65

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

Phase 3 Clinical Trials - Completed

Based on FDA Guidance from February 2015 (Complicated Intra-Abdominal Infections: Developing Drugs for Treatment. Guidance for Industry; Complicated Urinary Tract Infections: Developing Drugs for Treatment. Guidance for Industry) and on studies conducted by other sponsors, we negotiated SPA agreements for cUTI, cIAI and uUTI. All three Phase 3 clinical trials were initiated in the third quarter of 2018, and completed enrollment by the end of 2019. Oral sulopenem alone was studied for the treatment of outpatients with a uUTI. Oral sulopenem and sulopenem were studied for the treatment of cIAI and cUTI. A brief overview of the comparator agents, sample size, timing of efficacy assessments and duration of oral and IV dosing is provided in the graphic below. Non-inferiority in these clinical trials was defined by the lower limit of the confidence interval in the treatment difference of no more than -10%. The uUTI clinical trial also tested for superiority in the subset of patients with ciprofloxacin resistant pathogens at baseline. An open-label noncomparative treatment study of oral ciprofloxacin 250 mg twice daily for three days in uUTI patients was conducted to help characterize certain sample size assumptions as well as enable study logistics for this Phase 3 clinical trial. Patients in the cUTI and cIAI clinical trials received five days of sulopenem IV or comparator and then stepped down to two to five additional days of oral treatment with either oral sulopenem or ciprofloxacin. In the cIAI study, metronidazole was added to ciprofloxacin in the oral stepdown regimen.

Patients with an organism resistant to ciprofloxacin in the cUTI and cIAI clinical trials were allowed to substitute amoxicillin-clavulanate for the stepdown oral therapy. Patients who received oral sulopenem were encouraged, but not required, to dose with food.

In the uUTI trial, clinical outcome at the test-of-cure visit was noted as cure for those patients who are alive, who demonstrate resolution of the symptoms of uUTI present at trial entry (and no new symptoms) such that no new antibiotics are required, as well as the demonstration that the bacterial pathogen(s) found at trial entry are reduced to <103 CFU/mL on urine culture on Day 12. The primary endpoint was clinical and microbiologic response on Day 12 in the micro-MITT population. The micro-MITT population consists of those randomized patients who received a dose of study drug and had a gram-negative organism isolated in their urine. Two independent populations were prespecified and tested for an overall response of success at the test of cure (TOC) (Day 12): a) Superiority (286 patients): quinolone non-susceptible population assessed for superiority, defined as a p value <0.05, and b) Non-inferiority (785 patients): quinolone-susceptible population tested for non-inferiority, based on lower limit of 95% confidence interval for difference in microbiologic-modified intent to treat population being less than -10%.

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

ASB = asymptomatic bacteriuria; EOT = end of trial; TOC = test of cure

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

Phase 3 Clinical Trial – Ongoing

In July 2022, we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. We anticipate completing enrollment in the first half of 2024. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Oral sulopenem alone is being studied for the treatment of outpatients with a uUTI. A brief overview of the comparator agent, sample size, timing of efficacy assessment and duration of oral dosing is provided in the graphic below. Non-inferiority in this clinical trial is defined by the lower limit of the 95% confidence interval for the treatment difference of no more than -10%. If successful, this trial would form the basis for a resubmission of our NDA to the FDA for oral sulopenem for the treatment of uUTI, which may potentially include for a limited population. REASSURE will also test for superiority in the subset of patients with Augmentin® resistant pathogens at baseline.

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

Under the Pfizer License, we have paid Pfizer a one-time nonrefundable upfront fee of $5.0 million and a total of $15.0 million in clinical milestones based on first patient dosed in our Phase 3 clinical trials with sulopenem etzadroxil and sulopenem IV and are obligated to pay Pfizer potential future regulatory milestone payments, as well as potential sales milestones upon achievement of net sales ranging from $250.0 million to $1.0 billion for each product type (sulopenem etzadroxil and other prodrugs, and sulopenem and other non-prodrugs). We are obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage of marginal net sales of each licensed product. Pfizer also received 381,922 of our Series A preferred shares (which converted to 25,461 ordinary shares in connection with our initial public offering) at a value of $15.71 per share as additional payment for the licensed rights. In addition, if we sublicense or assign any of our rights to any licensed products to a third party, and we receive in connection with such transaction a threshold amount of at least a low nine figure dollar amount over a specified period of time, we will be obligated to pay Pfizer an additional one-time payment of a low eight figure dollar amount.

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

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining rights in patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We own two U.S. patents, with one patent directed to the composition of the bilayer tablet of oral sulopenem and its related uses, and the other directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. In addition to patents owned by us, we also rely on the Pfizer License for intellectual property rights that are important or necessary for the development of sulopenem etzadroxil and the IV formulation of sulopenem. We do not however license any patent rights that cover the IV formulation of sulopenem and all patent rights covering the compound sulopenem expired prior to us entering into the Pfizer License. We also rely, in some circumstances, on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Intellectual Property Relating to Oral Sulopenem

As of February 28, 2023, we exclusively license from Pfizer two U.S. patents and three foreign patents, including one U.S. patent directed to composition of matter of sulopenem etzadroxil, which is projected to expire in 2029, subject to potential extension under the Hatch-Waxman Act to 2034, and three foreign patents related to oral sulopenem. We also own two U.S. patents, with one patent directed to the composition of the bilayer tablet of oral sulopenem and its related uses, and the other directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. Both patents are projected to expire in 2039, excluding any additional term for patent adjustments or patent term extensions. We also own three pending U.S. patent applications and twenty-seven pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. Any U.S. or foreign patents issuing from the pending applications are projected to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions.

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

If approved, oral sulopenem could compete with a few oral antibiotics currently in late-stage clinical development to treat uUTIs, including gepotidacin from GlaxoSmithKline and pivmecillinam from Utility Therapeutics Limited. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Preclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with GLP regulations and the United States Department of Agriculture’s Animal Welfare Act. A drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Such studies are typically referred to as IND-enabling studies. Some preclinical testing may continue even after the IND is submitted.

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

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical trials, non-clinical studies, and/or CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

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

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to the long delay of the Department of Health and Human Services (HHS) in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

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

Submission and Review of an NDA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2022 is $369,413. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission.

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

Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA or Biologics License Application (BLA) submission, including drug component manufacturing, (e.g., active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter (CRL), or an approval letter. A CRL generally contains a statement of specific conditions that must be met before the NDA may be resubmitted and may require additional clinical or preclinical testing in order for FDA to reconsider the application. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. For those seeking to challenge the FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance, but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing patent or non-patent regulatory exclusivity, including orphan exclusivity, for drug products. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the period during which the FDA cannot approve another application.

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

Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement (Agreement), which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA), became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (HMR) as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. The MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure, until December 31, 2023.

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

In July 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the European Economic Area (EEA) to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. This CJEU decision may lead to increased scrutiny on data transfers from the European Union to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners. Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the European Union.

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

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act. These Medicare sequester reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP), to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the

FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager (PBM) service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022 (IRA) has been delayed by Congress to January 1, 2032.

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

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation first due in 2023; and replaces the Part D coverage gap discount program with a new discounting program beginning in 2025. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of any of our product candidates. We currently rely on a small number of third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for our preclinical research and clinical trials. As of February 28, 2023, we had a 3-person team dedicated to managing the relationships with these manufacturers and the manufacturing process. Due to the complex and critical nature of drug manufacturing, we have employed a dual sourcing strategy in order to register two suppliers and validate one supplier for sulopenem etzadroxil API, with each supplier capable of producing commercial scale quantities under cGMP conditions. We also intend to have a third-party manufacturer produce the oral sulopenem bilayer tablets. In the future, given the importance of our oral formulation, we plan to pursue additional sources to manufacture tablets.

Employees and Human Capital

As of February 28, 2023, we had 14 full-time employees, including a total of three employees with M.D. or Ph.D. degrees. We are also supported by consultants and contractors in most areas of the business, including clinical, regulatory, CMC, Quality Assurance and finance and business and operations support. Eight of our employees were primarily engaged in research and development activities, with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good. We may need to increase our workforce to support additional clinical activities, and, if we pursue additional clinical work related to other indications, we may increase our research and development headcount.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of December 31, 2022, we had an accumulated deficit of $422.9 million, cash and cash equivalents of $21.1 million and short-term investments of $39.7 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021, in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the special protocol assessment (SPA) process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical Pharmacokinetics and Pharmacodynamics (PK/PD) studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. On October 7, 2022, we entered into an at the market offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2022, we sold 356,933 ordinary shares under the Sales Agreement at an average price of $1.25 per share for net proceeds of $0.4 million. As of December 31, 2022, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering and February 2021 Underwritten Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

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

Based on our current operating plan, we estimate that our cash, cash equivalents and short-term investments as of December 31, 2022 should be sufficient to fund our operating expenses until mid-2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the timing and costs of our clinical trials of oral sulopenem and sulopenem, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates, including the ongoing Phase 3 clinical trial being conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;
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

In the CRL, the FDA determined that additional data are necessary to support approval for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone. The FDA recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such trial will be adequate to support resubmission or approval of our NDA.

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

The EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the sales made under an at the market offering (ATM) pursuant to the Sales Agreement entered into with HC Wainwright, as agent, on October 7, 2022, as of March 15, 2023, the exchange rate of the Exchangeable Notes increased and the exchange price of the Exchangeable Notes adjusted to $11.3107 per ordinary share (at an adjusted exchange rate of 88.4122 shares per $1,000 of principal and interest on the Exchangeable Notes). As of December 31, 2022, $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

Depending on the public offering prices, the number of shares that we sell pursuant to our Sales Agreement with HC Wainwright as agent and any potential increase to the exchange rate of the Exchangeable Notes, we may not have sufficient authorized share capital or share issuance authorities to convert all of the Exchangeable Notes into ordinary shares following any sales of shares pursuant to the Sales Agreement and could be required to settle any exchanges with cash to the extent we do not have available authorized shares. If we elect to settle any exchanges in cash, or we do not have authorized and available ordinary shares needed to satisfy physical exchange of the Exchangeable Notes, our liquidity could be adversely affected and/or we may not have sufficient cash available at that time to satisfy such cash settlement. In addition, in the event we elect to settle exchanges of Exchangeable Notes with ordinary shares, we would be limited in our ability to issue equity for other purposes which could adversely affect our shareholders and our ability to raise additional capital. During the year ended December 31, 2022, we sold 356,933 ordinary shares under the Sales Agreement at an average price of $1.25 per share for net proceeds of $0.4 million.

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

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of December 31, 2022, $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of our debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. The extent to which we are able to utilize a shelf registration statement as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, general market conditions and applicability of restrictions on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting ordinary shares held by non-affiliates, in any trailing 12-month period.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three prior Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior preclinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing

Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial will be adequate to support resubmission or approval of our NDA.

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

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold our cash and cash equivalents that use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions. The balance held in these accounts typically exceeds the Federal Deposit Insurance Corporation (“FDIC”), standard deposit insurance limit or similar government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

For example, on March 10, 2023, Silicon Valley Bank (“SVB”), and Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

We also maintain investment accounts with other financial institutions in which we hold our investments and, if access to the funds we use for working capital and operating expenses is impaired, we may not be able to open new operating accounts or to sell investments or transfer funds from our investment accounts to new operating accounts on a timely basis sufficient to meet our operating expense obligations.

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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial will be adequate to support resubmission or approval of our NDA. As we work with the FDA to resolve the issues set out in the CRL, we will be delayed in obtaining, and may ultimately be unable to obtain, FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the prior Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial will be adequate to support resubmission or approval of our NDA.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Notwithstanding our interactions with the FDA to date, there can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial will be adequate to support resubmission or approval of our NDA.

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
•
although we are conducting the additional Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) pursuant to an SPA agreement, there is no guarantee that the FDA, or any other regulatory authorities, will approve any application that is supported by a clinical trial conducted in accordance with such agreement;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

In addition, the regulatory landscape related to clinical trials in the European Union recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our prior Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. On July 23, 2021, we received a CRL from the FDA in respect of the NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical investigation will be adequate to support resubmission or approval of our NDA.

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
•
challenges in developing a commercialization strategy or launching new drug products using a traditional marketing model following a global health crisis or pandemic, like COVID-19; and
•
our inability to reach a definitive agreement for commercialization services with respect to the potential commercialization of sulopenem in the United States or abroad, should we chose to outsource such services to a third party.

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

The Pfizer License gives us exclusive worldwide rights to develop, manufacture, and commercialize sulopenem etzadroxil and sulopenem, or any other prodrug of sulopenem previously identified by Pfizer as well as the right to use relevant information and regulatory documentation developed by Pfizer to support any regulatory filing worldwide. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop, obtain regulatory approval for and commercialize sulopenem etzadroxil and sulopenem by implementing a specified development plan and providing an update on progress on an annual basis. Under the Pfizer License, we paid Pfizer a one-time non-refundable upfront fee of $5.0 million, clinical milestone payments totaling $15.0 million, upon first patient dosing of oral sulopenem and sulopenem in a Phase 3 clinical trial, and are obligated to pay Pfizer milestone payments upon the achievement of other specified regulatory and sales milestones, as well as royalties ranging from a single-digit to mid-teens percentage based on the amount of marginal net sales of each licensed product. Pfizer also received 381,922 of our Series A preferred shares (which converted to 25,461 ordinary shares in connection with our initial public offering (IPO)) as additional payment for the licensed rights.

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

We have sought to protect our proprietary position by in-licensing patents in the United States and abroad related to oral sulopenem. We own two U.S. patents, with one patent directed to the composition of the bilayer tablet of oral sulopenem and its related uses, and the other directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. We also own three pending U.S. patent applications, and 27 pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. The patent prosecution process is expensive and time-consuming, and we and our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, although we control prosecution of the patents we have licensed from Pfizer related to our sulopenem program, we may not always have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce or defend the patents, covering technology that we may license from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained, enforced or defended in a manner consistent with the best interests of our business.

If any patent applications we own or may own or in-license in the future with respect to our development programs or product candidates fail to issue, if their breadth or strength of protection is threatened or if they fail to provide meaningful exclusivity for our current and future product candidates, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Any such outcome could materially harm our competitive position, business, financial condition, results of operations and growth prospects.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our product candidates.

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

The USPTO has developed regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business and this may not be known until such time as we, or our licensors or collaboration partners, are filing patent applications for an invention or seeking to defend issued patents. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaboration partners’ patent applications and the enforcement or defense of our or our licensors’ or collaboration partners’ issued patents, all of which could have an adverse effect on our business and financial condition.

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

For example, the U.S. Supreme Court’s rulings on several patent cases, such as Association for Molecular Pathology v. Myriad Genetics, Inc., Mayo Collaborative Services v. Prometheus Laboratories, Inc., and Alice Corporation Pty. Ltd. v. CLS Bank International, either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Similarly, the complexity and uncertainty of European patent laws has also increased in recent years. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution. These changes could limit our ability to obtain new patents in the future that may be important for our business.

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

It is expected that by the end of 2023, owners of European patents or European patent applications will have the option, upon grant of a patent, to request a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, thereby increasing the uncertainty of any potential litigation. It is our initial belief that the UPC, while offering a cheaper streamlined process, has potential disadvantages to patent holders, such as making a single European patent vulnerable to challenges in all participating jurisdictions when challenged in a single participating jurisdiction. Given the present uncertainty, we plan to opt out of the UPC where we are able.

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

We have registered trademarks for “Iterum” and certain other trademarks for product candidates in certain jurisdictions including the United States, European Union, Japan, Switzerland and Canada. If we are unable to secure registrations for our trademarks in other countries, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. We are in the process of registering trademarks for our product candidates in the United States, Europe and Canada. Any trademark applications we have filed for our product candidates or may file in the future are not guaranteed to be allowed for registration, and even if they are, we may fail to maintain or enforce such registered trademarks. During trademark registration proceedings in the United States, Europe, Canada and other jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our prior Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and had our NDA application accepted for review by the FDA in January 2021, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial will be adequate to support resubmission or approval of our NDA.

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

Although we are conducting the ongoing Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) under an SPA agreement with the FDA, an SPA agreement does not guarantee marketing approval of, or any other particular outcome from, regulatory review.

We are conducting the ongoing Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) under an SPA agreement with the FDA. Under the SPA process, the FDA provides a clinical trial sponsor with an official evaluation and written guidance on the design of a proposed protocol intended to form the basis for an NDA. An SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of the overall protocol design for a clinical trial intended to support a future marketing application, but it does not indicate FDA concurrence on every protocol detail. An SPA agreement also does not ensure the receipt of marketing approval or that the approval process will be faster than conventional procedures. A determination regarding marketing approval is addressed during the review of a submitted NDA and depends on efficacy and safety results and an evaluation of the overall benefits and risks of treatment after review of the data from the development program in its totality.

Even after the FDA agrees to the design, execution, and analysis proposed in a protocol reviewed under the SPA process, the FDA may revoke or alter its agreement if a substantial scientific issue essential to determining the safety or effectiveness of the drug has been identified after the testing has begun. An SPA agreement may also be changed through written agreement between the sponsor and the FDA. A revocation or alteration in an existing SPA agreement could delay or prevent approval an NDA. In addition, any significant change to the protocol for a clinical trial subject to an SPA agreement would require prior FDA approval, which could delay implementation of such a change and the conduct of the related clinical trial. The FDA retains significant discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

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

In addition, even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, may be subject to significant conditions of approval or may impose requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA also imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.

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

•
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
•
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
•
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
•
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
•
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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. The Coronavirus Aid, Relief, and Economic Security (CARES) Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2031.These Medicare sequester reductions were suspended through the end of June 2022 but the full 2% cut resumed thereafter on July 1, 2022. The American Taxpayer Relief Act of

2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

In October 2020, the Department of Health and Human Services (HHS) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP), to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing

SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule was delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the new legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

In July 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the European Union.

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
•
business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires, public health crises, or pandemics; and
•
failure to comply with Office of Foreign Asset Control rules and regulations and the FCPA.

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

We were a passive foreign investment company (PFIC) for U.S. federal income tax purposes for our taxable year ended December 31, 2017. Based on our gross income and average value of our gross assets, we do not believe we (or our wholly owned non-U.S. subsidiaries) were a PFIC for the taxable year ended December 31, 2018 or for any subsequent completed taxable year. We do not expect to be a PFIC for the taxable year ending December 31, 2023; however, our status, and the status of our non-U.S. subsidiaries, in any taxable year will depend on our assets and activities as determined at various times throughout that taxable year. As our PFIC status is a factual determination made annually after the end of each taxable year, there can be no assurances as to that status for the current taxable year or any future taxable year.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $6.72 on March 25, 2022, and a low price of $0.705 on December 27, 2022, in the twelve-month period ending on March 14, 2023. During this time, the price per ordinary share has ranged from an intra-day low of $0.601 per share to an intra-day high of $7.05 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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
•
sales of large blocks of our ordinary shares by our existing shareholders; and
•
general economic conditions in the United States and abroad, including resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, hurricanes, typhoons, floods and fires, public health crises, or pandemics.

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

Although we have been able to regain compliance with Nasdaq listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to maintain compliance with the Nasdaq Capital Market continued listing requirements in the future or regain compliance with respect to any future deficiencies. This could impair the liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our ordinary shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all. The delisting of our ordinary shares from The Nasdaq Stock Market could also negatively impact our financial condition as it would constitute a fundamental change under the EN Indenture, which could trigger an obligation for us to repurchase the Exchangeable Notes at a repurchase price of 300% of the principal amount of the outstanding Exchangeable Notes.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of December 31, 2022, $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. The outstanding warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3, 2020 Offering, the June 30, 2020 Offering, the October 2020 Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders.

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

We are an “emerging growth company” as defined in the JOBS Act, and, therefore, we may take advantage of reduced disclosure and regulatory requirements that are otherwise generally applicable to public companies, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these reduced disclosure and regulatory requirements until we are no longer an “emerging growth company”. We will remain an “emerging growth company” until as late as December 31, 2023 (the fiscal year-end following the fifth anniversary of our IPO). In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until those standards apply to private companies. We have irrevocably elected not to avail ourselves of this delayed adoption of new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

We are also a "smaller reporting company" as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). We may remain a smaller reporting company until we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, each as determined on an annual basis. Even after we no longer qualify as an "emerging growth company", we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements as those allowed for an emerging growth company.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company and/or a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we engaged and continue to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Additionally, we will be unable to issue securities in the public markets through the use of a shelf registration if we are not in compliance with Section 404.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in Dublin, Ireland, where we hold a license for office space through October 2023.

In June 2018 we entered into a lease for a commercial unit in Dublin that extends through June 2038, with the option to terminate the lease in June 2028 with no penalty provided one year’s notice is given. In September 2020 we entered into a sub-lease agreement for this commercial unit in Dublin that extends through September 2023.

We also lease office space in Old Saybrook, Connecticut. Our lease extends through June 2025.

We also lease office space in Chicago, Illinois. Our lease extends through November 2023.

We believe that our current facilities are adequate to meet our near-term needs, and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

Item 3. Legal Proceedings.

On August 5, 2021, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Northern District of Illinois. The complaint was purported to be brought on behalf of shareholders who purchased the Company's securities between November 30, 2020 and July 26, 2021. The complaint generally alleged that the defendants violated Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning the Company’s submission of its NDA to the FDA for marketing approval of oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint sought, among other things, unspecified damages, attorneys' fees, expert fees and other costs. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on November 3, 2021. On January 26, 2022, plaintiff filed an amended complaint which included allegations similar to those made in the original complaint and sought similar relief. On April 8, 2022, the Company filed a motion to dismiss with the court seeking dismissal of all claims asserted. Oral argument on the motion to dismiss occurred on August 17, 2022. On December 28, 2022, the court granted the Company's motion to dismiss without prejudice giving the plaintiffs until January 24, 2023 to file an amended complaint. As no amended complaint was filed, the dismissal was converted to a dismissal with prejudice on January 25, 2023.

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

Holders of Record

On February 28, 2023, we had 8 shareholders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the period January 1, 2022 through December 31, 2022, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

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

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical Pharmacokinetics and Pharmacodynamics (PK/PD) studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of December 31, 2022, we had an accumulated deficit of $422.9 million. We expect to continue to incur significant expenses for the foreseeable future as we conduct additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the further clinical development of IV sulopenem and clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $60.8 million. We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2022 should be sufficient to fund our operating expenses and capital expenditure requirements until mid-2024, based on our current operating plan. However, this estimate is based on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021, for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial will be adequate to support resubmission or approval of our NDA.

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

Interest Expense, Net

Interest expense, net consists of interest accrued and amortization of debt costs with respect to the 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and Limited Recourse Royalty-Linked Subordinated Notes (RLNs) issued in 2020 (through January 2021), realized gains and losses on our short-term investments, interest earned on our cash and cash equivalents, which are generally invested in money market accounts, interest earned on our investments in marketable securities and interest incurred and amortization of debt costs on our loan from Silicon Valley Bank (SVB) (fully repaid in March 2022) and interest incurred on our note received under the Payment Protection Program (the PPP loan) (fully repaid in March 2022). Interest on the Exchangeable Notes is not payable until maturity of the instrument unless exchanged prior to maturity in accordance with the terms of the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture) at which time any accrued and unpaid interest becomes due and payable.

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

The RLN liability is carried at fair value on the consolidated balance sheets and determined using a DCF analysis. The key inputs and assumptions used in the DCF model at each reporting date include the terms of the indenture governing the RLNs, probability of regulatory approval of sulopenem, royalty payments based on estimated sales volumes and the discount rate. These assumptions require significant judgment and any changes could have a material impact in the determination of revaluation of the RLNs at each reporting date.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our operating loss and loss before income tax for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(In thousands)
Operating expenses:
Research and development	$(17,617)	$(10,712)	$(6,905)
General and administrative	(12,766)	(13,825)	1,059
Total operating expenses	$(30,383)	$(24,537)	$(5,846)
Operating loss	(30,383)	(24,537)	(5,846)
Total other expense	(13,750)	(66,322)	52,572
Loss before income taxes	$(44,133)	$(90,859)	$46,726

Research and Development Expenses

	Year Ended December 31,
	2022	2021	Change
	(In thousands)
CRO and other preclinical and clinical trial expenses	$9,374	$2,153	$7,221
Personnel related (including share-based compensation)	4,446	2,630	1,816
Chemistry, manufacturing and control (CMC) related expenses	2,642	2,981	(339)
Consulting fees	1,155	2,948	(1,793)
Total research and development expenses	$17,617	$10,712	$6,905

The increase in CRO and other preclinical and clinical trial expenses of $7.2 million was primarily due to an increase in costs incurred to support our REASSURE trial, which began enrollment in October 2022. Personnel related expenses increased by $1.8 million as a result of an increase in headcount. Personnel related expenses for the years ended December 31, 2022 and 2021 included share-based compensation expense of $1.4 million and $1.3 million, respectively. CMC related expenses decreased by $0.3 million primarily due to process qualification work completed in 2021. The decrease in consulting fees of $1.8 million was primarily due to a decrease in consultants used for research and development activities in 2022. Consulting fees for the year ending December 31, 2021 primarily related to consultants used during the FDA review of our NDA for oral sulopenem.

General and Administrative Expenses

	Year Ended December 31,
	2022	2021	Change
	(In thousands)
Personnel related (including share-based compensation)	$6,153	$4,870	$1,283
Facility related and other	3,527	3,416	111
Professional and consultant fees	3,086	5,539	(2,453)
Total general and administrative expenses	$12,766	$13,825	$(1,059)

Personnel related expenses increased by $1.3 million primarily as a result of an increase in compensation and headcount. Personnel related expenses for the years ended December 31, 2022 and 2021 included share-based compensation expense of $2.8 million and $2.7 million, respectively. Facility related and other costs increased by $0.1 million primarily as a result of an increase in directors’ fees and directors’ share-based compensation, partially offset by a reduction in rent expense. Facility related and other costs for the years ended December 31, 2022 and 2021 included directors’ share-based compensation expense of $0.6 million and $0.3 million, respectively. Professional and consulting fees decreased by $2.5 million primarily as a result of pre-commercialization activities carried out in 2021 prior to receipt of the CRL and a decrease in consultants used to support our general and administrative functions, partially offset by an increase in legal fees associated with the lawsuit filed in August 2021 which was dismissed with prejudice (case cannot be brought back to court) in January 2023.

The following table summarizes our total other expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(In thousands)
Interest expense, net	$(2,361)	$(5,553)	$3,192
Adjustments to fair value of derivatives	5,458	(60,964)	66,422
Cancellation of share options	(17,350)	—	(17,350)
Other income, net	503	195	308
Total other expense	$(13,750)	$(66,322)	$52,572

Interest Expense, Net

Interest expense, net decreased by $3.2 million for the year ended December 31, 2022 primarily as a result of a decrease in the amortization of the debt discounts and deferred financing costs relating to the RLNs which were listed, and therefore fully amortized, in January 2021, a decrease in interest accruing on our Exchangeable Notes and a decrease in the amortization of the debt discounts and deferred financing costs relating to them due to the reduction in the Exchangeable Notes outstanding balance and a reduction in interest expense associated with our credit facility with SVB, which was repaid in full in March 2022, and a decrease in unrealized losses on our short-term investments.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $5.4 million and $61.0 million for the years ended December 31, 2022 and 2021, respectively. This non-cash adjustment in 2022 primarily related to a decrease in the value of derivative components associated with the Exchangeable Notes due to the decrease in our market value. This non-cash adjustment in 2021 related to an increase in the value of derivative components associated with the Exchangeable Notes that were exchanged in the first half of 2021 and an increase in the fair value of our RLNs, partially offset by a decrease in the value of the derivative components associated with the remaining Exchangeable Notes.

Cancellation of Share Options

On July 7, 2022, certain of our executive officers and employees agreed to the surrender and cancellation of certain previously granted share options in order to make available additional shares under our Amended and Restated 2018 Equity Incentive Plan. Total expense recognized in connection with the cancellation of these employee share options was $17.4 million for the year ended December 31, 2022.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit.

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our operating loss and loss before tax for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(In thousands)
Operating expenses:
Research and development	$(10,712)	$(21,074)	$10,362
General and administrative	(13,825)	(11,052)	(2,773)
Total operating expenses	$(24,537)	$(32,126)	$7,589
Operating loss	(24,537)	(32,126)	7,589
Total other expense	(66,322)	(19,137)	(47,185)
Loss before income taxes	$(90,859)	$(51,263)	$(39,596)

Research and Development Expenses

	Year Ended December 31,
	2021	2020	Change
	(In thousands)
CRO and other preclinical and clinical trial expenses	$2,153	$9,881	$(7,728)
Personnel related (including share-based compensation)	2,630	4,682	(2,052)
Chemistry, manufacturing and control (CMC) related expenses	2,981	3,031	(50)
Consulting fees	2,948	3,480	(532)
Total research and development expenses	$10,712	$21,074	$(10,362)

The decrease in CRO and other preclinical and clinical trial expenses of $7.7 million was primarily due to a decrease in costs incurred related to our three Phase 3 clinical trials, which were completed in 2020. Personnel related expenses decreased by $2.1 million as a result of a reduction in headcount in our CMC, clinical and regulatory functions partially offset by an increase in share-based compensation. Personnel related expenses for the years ended December 31, 2021 and 2020 included share-based compensation expense of $1.3 million and $0.8 million, respectively. CMC related expenses remained flat year over year at $3.0 million. The decrease in consulting fees of $0.5 million was primarily due to the decrease in research and development activities in 2021.

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

Financing Transaction Costs

Financing transaction costs, which include costs expensed on recognition of the Derivative liability, were $2.8 million for the year ended December 31, 2020. No such costs were expensed for the year ended December 31, 2021.

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

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the private placement which closed in January 2020 (the Private Placement) and the subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through December 31, 2022, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering in June 2020 (June 3, 2020 Offering) and the registered direct offering in June 2020 (June 30, 2020 Offering) and $1.8 million from the exercise of warrants issued in the June 30, 2020 Offering, net proceeds of $15.5 million from the underwritten offering in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October 2020 Offering, net proceeds of $42.1 million from the underwritten offering in February 2021 (February 2021 Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February 2021 Underwritten Offering and net proceeds of $32.2 million from the registered direct offering in February 2021 (February 2021 Registered Direct Offering).

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 7, 2022, we entered into a sales agreement (the Sales Agreement), with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2022, we sold 356,933 ordinary shares under the Sales Agreement at an average price of $1.25 per share for net proceeds of $0.4 million, after deducting commissions to HC Wainwright of $0.01 million.

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $60.8 million.

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

Required monthly amortization payments for the initial $15.0 million draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the year ended December, 31, 2022. Interest accrued at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and was payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, were repaid on March 1, 2022 (the maturity date), effectively terminating the Loan and Security Agreement. The final payment fee of $0.6 million which represented 4.2% of the funded loan, was accreted using the effective interest method over the life of the loan as interest expense.

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

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 87.8139 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.3877 per ordinary share) as of December 31, 2022, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $15.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to December 31, 2022, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2022 was $12.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

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

Payment Protection Program

In April 2020, we began deferring payment on our share of U.S. payroll taxes owed, as allowed by the CARES Act through December 31, 2020. We paid half of our share of the 2020 U.S. payroll taxes owed in December 2021, with the remaining half paid in December 2022.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net cash used in operating activities	$(18,473)	$(15,842)	$(54,528)
Net cash provided by / (used in) investing activities	13,957	(54,595)	(11)
Net cash (used in) / provided by financing activities	(1,818)	83,127	64,475
Effect of exchange rates on cash and cash equivalents	(50)	4	(11)
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(6,384)	$12,694	$9,925
Operating Activities

During the year ended December 31, 2022, operating activities used $18.5 million of cash, resulting from our net loss of $44.4 million, partially offset by non-cash charges of $23.7 million, consisting primarily of $17.4 million of expense for the cancellation of share options, and net cash provided by changes in our operating assets and liabilities of $2.3 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of an increase in accounts payable and accrued expenses.

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

During the year ended December 31, 2020, operating activities used $54.5 million of cash, resulting from our net loss of $52.0 million and net cash used by changes in our operating assets and liabilities of $24.5 million, partially offset by non-cash charges of $19.2 million and financing transaction costs reclassified to financing activities of $2.8 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted of primarily of decreases in accounts payable and accrued expenses primarily due to payments made for clinical trial expenses incurred in the fourth quarter of 2019 and lower clinical trial expenses for the year ended December 31, 2020.

Investing Activities

During the year ended December 31, 2022, net cash provided by investing activities was primarily related to sales of short-term investments of $59.7 million, partially offset by purchases of short-term investments of $45.7 million. During the year ended December 31, 2021, net cash used in investing activities was primarily related to purchases of short-term investments of $67.0 million, partially offset by sales of short-term investments of $12.5 million. During the year ended December 31, 2020, net cash used in investing activities was related to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2022, net cash used in financing activities of $1.8 million was related to principal repayments made to SVB under the Loan and Security Agreement, including a final payment fee, and the PPP loan, partially offset by net proceeds from the sale of ordinary shares of $0.4 million pursuant to the Sales Agreement. During the year ended December 31, 2021, net cash provided by financing activities was $83.1 million and consisted of net cash proceeds of $42.1 million from the February Underwritten Offering, net cash proceeds of $32.2 million from the February Registered Direct Offering and $15.3 million from the exercise of warrants, partially offset by principal repayments of $6.5 million made to SVB under the Loan and Security Agreement and the PPP loan. During the year ended December 31, 2020, net cash provided by financing activities was $64.5 million and consisted of net cash proceeds of approximately $45.0 million from the Private Placement and the Rights Offering, net cash proceeds of $8.6 million from the June 3 and June 30 Offerings, net cash proceeds of approximately $15.5 million from the October 2020 Offering, net cash proceeds of $0.9 million from the exercise of warrants and $0.7 million from the drawdown of the PPP loan, partially offset by principal repayments of $6.2 million made to SVB under the Loan and Security Agreement.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, resume any pre-commercialization activities and pursue the development of our sulopenem program in additional indications through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•
conduct additional clinical trials for oral sulopenem and/or sulopenem, which includes our REASSURE trial being conducted to support potential resubmission of our NDA for oral sulopenem;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the timing and costs of our clinical trials of oral sulopenem and sulopenem, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates, including our REASSURE trial being conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;
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

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs. There was no payment due for each of the Payment Measuring Periods through the payment measuring period ending December 31, 2022. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return).

Our operating lease obligations primarily consist of payments for office space and commercial property, which are described further in Note 8 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease obligations due within one year of December 31, 2022 are $0.6 million, and future contractual payments on operating lease obligations due greater than one year from December 31, 2022 are $1.4 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $60.8 million, consisting of cash, money market funds, commercial paper and U.S. treasury and agency bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. An immediate interest rate increase of 100 basis points would result in a decrease of $0.1 million in the fair market value of our portfolio as of December 31, 2022. Such losses would only be realized if we sold the investments prior to maturity.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2022 and 2021, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the years ended December 31, 2022 and 2021. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

ITERUM THERAPEUTICS PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Iterum Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iterum Therapeutics plc and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity/(deficit), and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Dublin, Ireland
March 16, 2023

ITERUM THERAPEUTICS PLC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$21,092	$27,446
Short-term investments	39,712	53,898
Prepaid expenses and other current assets	1,338	1,922
Income taxes receivable	302	—
Total current assets	62,444	83,266
Intangible asset, net	1,719	3,435
Property and equipment, net	69	91
Restricted cash	34	64
Other assets	2,567	4,653
Total assets	$66,833	$91,509
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,774	$878
Accrued expenses	4,346	1,165
Derivative liability	196	6,058
Current portion of long-term debt	—	1,627
Other current liabilities	1,748	2,992
Income taxes payable	—	221
Total current liabilities	9,064	12,941
Long-term debt, less current portion	10,094	6,930
Royalty-linked notes	18,372	17,968
Other liabilities	1,304	3,436
Total liabilities	$38,834	$41,275
Commitments and contingencies (Note 15)
Shareholders’ equity
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued at December 31, 2022 and December 31, 2021	—	—
Ordinary shares, $0.01 par value per share: 20,000,000 shares authorized at December 31, 2022 and December 31, 2021, 12,598,641 shares issued at December 31, 2022; 12,185,019 shares issued at December 31, 2021	126	122
Additional paid-in capital	451,150	428,605
Accumulated deficit	(422,927)	(378,493)
Accumulated other comprehensive loss	(350)	—
Total shareholders' equity	27,999	50,234
Total liabilities and shareholders’ equity	$66,833	$91,509

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Operating expenses:
Research and development	$(17,617)	$(10,712)	$(21,074)
General and administrative	(12,766)	(13,825)	(11,052)
Total operating expenses	(30,383)	(24,537)	(32,126)
Operating loss	(30,383)	(24,537)	(32,126)
Interest expense, net	(2,361)	(5,553)	(15,097)
Financing transaction costs	—	—	(2,848)
Adjustments to fair value of derivatives	5,458	(60,964)	(1,745)
Cancellation of share options	(17,350)	—	—
Extinguishment of debt	—	—	340
Other income, net	503	195	213
Total other expense	(13,750)	(66,322)	(19,137)
Loss before income taxes	(44,133)	(90,859)	(51,263)
Income tax expense	(301)	(705)	(743)
Net loss	$(44,434)	$(91,564)	$(52,006)
Net loss per share – basic and diluted	$(3.63)	$(8.41)	$(32.49)
Weighted average ordinary shares outstanding – basic and diluted	12,236,607	10,891,178	1,600,655
Statements of Comprehensive Income
Net loss	$(44,434)	$(91,564)	$(52,006)
Other comprehensive loss:
Unrealized loss on marketable securities	(350)	—	—
Comprehensive loss	$(44,784)	$(91,564)	$(52,006)

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Shareholders’ Equity / (Deficit)

(In thousands, except share and per share data)

	Ordinary Shares		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	991,265	$10	$208,675	$(234,923)	$—	$(26,238)
Issuance of ordinary shares, net	2,304,137	23	13,309	—	—	13,332
Share-based compensation expense	—	—	2,759	—	—	2,759
Issuance of warrants for ordinary shares	—	—	11,594	—	—	11,594
Net loss	—	—	—	(52,006)	—	(52,006)
Balance at December 31, 2020	3,295,402	$33	$236,337	$(286,929)	$—	$(50,559)
Issuance of ordinary shares, net	3,879,300	39	68,123	—	—	68,162
Share-based compensation expense	—	—	4,319	—	—	4,319
Issuance of warrants for ordinary shares	—	—	6,199	—	—	6,199
Exercise of warrants for ordinary shares	1,417,761	14	15,275	—	—	15,289
Issuance of ordinary shares on conversion of exchangeable notes	3,592,556	36	98,352	—	—	98,388
Net loss	—	—	—	(91,564)	—	(91,564)
Balance at December 31, 2021	12,185,019	$122	$428,605	$(378,493)	$—	$50,234
Issuance of ordinary shares, net	413,622	4	437	—	—	441
Share-based compensation expense	—	—	4,758	—	—	4,758
Cancellation of share options	—	—	17,350	—	—	17,350
Net loss	—	—	—	(44,434)		(44,434)
Unrealized loss on available-for-sale securities	—	—	—	—	(350)	(350)
Balance at December 31, 2022	12,598,641	$126	$451,150	$(422,927)	$(350)	$27,999

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(44,434)	$(91,564)	$(52,006)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	84	391	161
Amortization	1,716	1,713	—
Share-based compensation expense	4,758	4,319	2,759
Cancellation of share options expense	17,350	—	—
Amortization of short-term investments	(183)	636	—
Interest on short-term investments	(55)	(290)	—
Amortization of debt discount and deferred financing costs	2,338	4,097	10,929
Interest on exchangeable notes - non-cash	819	1,078	3,180
Financing transaction costs included in financing activities	—	—	2,848
Adjustments to fair value of derivatives	(5,458)	60,964	1,745
Extinguishment of debt	—	—	(340)
Other	2,281	3,254	752
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,551)	1,008	1,671
Other assets	—	(8)	308
Accounts payable	1,895	63	(14,671)
Accrued expenses	3,185	(662)	(10,628)
Income taxes	(510)	271	(120)
Other liabilities	(708)	(1,112)	(1,116)
Net cash used in operating activities	(18,473)	(15,842)	(54,528)
Cash flows from investing activities:
Purchases of property and equipment	(62)	(61)	(11)
Purchases of short-term investments	(45,708)	(67,034)	—
Proceeds from sale of short-term investments	59,727	12,500	—
Net cash (used in) / provided by investing activities	13,957	(54,595)	(11)
Cash flows from financing activities:
Proceeds from PPP Loan	—	—	744
Repayments of long-term debt	(2,251)	(6,516)	(6,233)
Proceeds from private placement and rights offering, net of transactions costs	—	—	45,038
Proceeds from issuance of ordinary shares, net of transaction costs	433	89,643	24,926
Net cash (used in) provided by financing activities	(1,818)	83,127	64,475
Effect of exchange rates on cash and cash equivalents	(50)	4	(11)
Net increase / (decrease) in cash, cash equivalents and restricted cash	(6,384)	12,694	9,925
Cash, cash equivalents and restricted cash, at beginning of period	27,510	14,816	4,891
Cash, cash equivalents and restricted cash, at end of period	$21,126	$27,510	$14,816
Supplemental Disclosure of Cash Flow Information:
Income tax paid—U.S.	$821	$435	$120
Interest paid	22	416	996

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(1)
Nature of Operations and Basis of Presentation

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. Certain reclassifications have been made to prior period amounts to conform with the current period's presentation, including in connection with the application of the hierarchy for fair value measurements of short-term investments, and the classification, amortised cost and unrealized gains and losses of short-term investments.

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

The Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which the Company registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that the Company may determine. On October 7, 2022, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which the Company may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415 (a)(4) promulgated under the Securities Act of 1933, as amended.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan (both of which have been repaid), payments received under the CARB-X program and proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $44,434, $91,564 and $52,006 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had an accumulated deficit of $422,927 as of December 31, 2022 and expects to continue to incur net losses for the foreseeable future. Management believes that its cash and cash equivalents balance of $21,092 and short-term investments of $39,712 at December 31, 2022 are sufficient to fund operations until mid-2024. In making this assessment management have considered the planned operations of the company and the ability to adjust its plans if required.

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

(2)
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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the year ended December 31, 2022, these changes related to unrealized gains and losses on the Company’s available-for-sale short-term investments. For the year ended December 31, 2021, there was no difference between net loss and comprehensive loss. There were no reclassifications out of comprehensive loss for the years ended December 31, 2022 and 2021.

Consolidation

The accompanying consolidated financial statements include the accounts of Iterum Therapeutics plc and its wholly owned subsidiaries (which are referred to herein, collectively, as the Company where context requires). All significant intercompany balances and transactions have been eliminated on consolidation. The Company has no involvement with variable interest entities.

Short-term Investments

The Company's investments consist primarily of debt securities, including investment-grade corporate bonds. The Company considers its portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Investments with maturities beyond one year are generally classified as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Realized gains and losses and declines in value are included as a component of other income (expense), net based on the specific identification method. Any credit impairments are recorded through an allowance account.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $107 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s consolidated balance sheet is $17 and $17 for the years ended December 31, 2022 and 2021, respectively, relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) in the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 and $6 for the years ended December 31, 2022 and 2021, respectively, relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) in the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 and $11 for the years ended December 31, 2022 and 2021, respectively, relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). On the closing date of each of the registered direct offerings in June 2020 (June 3 Offering) and July 2020 (June 30 Offering) and the underwritten offering in the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus. Also included within restricted cash on the Company’s consolidated balance sheet is a certificate of deposit for $30 for the year ended December 31, 2021, which was being held by a third party bank as collateral for the irrevocable letter of credit issued in March 2018 to secure an office lease (see Note 8 – Leases).

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

The Company’s short-term investments, RLNs and Derivative liability are carried at fair value, determined according to the fair value hierarchy above, see Note 3 for further details. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.

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

In determining the appropriate fair values, the Company uses the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, which is discussed in Note 3 – Fair Value of Financial Assets and Liabilities. The Company’s derivative financial instruments consist of embedded features in the Exchangeable Notes. The embedded derivatives include provisions that provide the noteholder with certain exchange rights and protections on a fundamental change such as a change of control. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

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

1.
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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company has most of its cash, cash equivalents and short-term investments at three accredited financial institutions in the United States and Ireland, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period in accordance with ASC 260, Earnings per Share. For the periods presented, the following ordinary shares underlying the options, unvested restricted share units, unvested performance restricted share units, warrants and the Exchangeable Notes have been excluded from the calculation because they would be anti-dilutive.

	Year ended December 31,
	2022	2021	2020
Options to purchase ordinary shares	355,591	1,068,639	63,431
Unvested restricted share units	128,728	119,017	—
Unvested performance restricted share units	—	—	65,527
Warrants	480,186	480,186	1,629,619
Exchangeable Notes	1,287,660	1,217,386	4,715,004
Total	2,252,165	2,885,228	6,473,581

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The distribution of total operating expenses by geographical area was as follows:

	Year ended December 31,
Operating expenses	2022	2021	2020
Ireland	$22,015	$15,926	$23,423
U.S.	8,332	8,554	8,703
Bermuda	36	57	—
Total	$30,383	$24,537	$32,126

The distribution of long-lived assets by geographical area was as follows:

Long lived assets	December 31, 2022	December 31, 2021
Ireland	$4,052	$7,601
U.S.	303	578
Total	$4,355	$8,179

Retirement Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all U.S. employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. If the 401(k) Plan is considered top-heavy at the end of the financial year, with key employee accounts accounting for greater than 60% of total 401(k) Plan assets, the Company is required to contribute a deferral rate of up to 3% to the 401(k) Plan on behalf of certain employees. The Company was not required to make a top-heavy contribution for the years ended December 31, 2022, 2021 and 2020.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. If the estimate of future demand changes, the Company considers the impact on the reserve for excess inventory and adjusts the reserve as required. Increases in the reserve are recorded as charges in cost of product sales. For product candidates that have not been approved by the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expenses. For products that have been approved by the FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the clinical trial. Prior to an advisory committee providing a recommendation to the FDA that the Company’s application should be approved, costs related to manufacturing the product candidates are recorded as research and development expenses. All direct manufacturing costs incurred after this recommendation will be capitalized into inventory. The Company had no inventory as of December 31, 2022 or December 31, 2021.

Contingent Consideration

Certain license agreements contain milestone payments that could result in the requirement to make contingent consideration payments, see Note 15 for further details. Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment. The fair value of the contingent consideration is measured at each reporting period. Any related unwinding of discount is recognized as a finance expense. Other changes in fair value are recognized in profit or loss or capitalized as an intangible asset depending on the stage of development. As of December 31, 2022, no milestones had been met that required the Company to recognize contingent consideration.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2021. The new standard became effective for the Company on January 1, 2022 and did not have a material impact on the Company’s consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies an issuer’s accounting for modifications or exchanges of freestanding written call options that remain equity-classified after modification. The ASU 2021-04 is effective for all entities for interim and annual periods in fiscal years beginning after December 15, 2021. The new standard became effective for the Company on January 1, 2022 and did not have a material impact on the Company’s consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments, which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if a different classification would result in a commencement date selling loss (Day 1 loss). For entities that have adopted ASU 2016-02, Leases, as of July 19, 2021, ASU 2021-05 is effective for annual and interim periods in fiscal years beginning after December 15, 2021 for public business entities and annual periods in fiscal years beginning after December 15, 2021 and interim periods in fiscal years beginning after December 15, 2022 for all other entities. The new standard became effective for the Company on January 1, 2022 and did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

(3)
Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

December 31, 2022
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$7,781	$—	$7,781	$—
Commercial paper	15,232	—	15,232	—
U.S. Treasury bonds	16,699	—	16,699	—
	$39,712	$—	$39,712	$—

December 31, 2021
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$31,703	$—	$31,703	$—
Commercial paper	5,293	—	5,293	—
U.S. Treasury bonds	16,902	—	16,902	—
	$53,898	$—	$53,898	$—

See Note 4 for details on the short-term investments. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following table presents information about the Company’s debt, Exchangeable Notes, Derivative liability and RLNs and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

December 31, 2022
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable notes	$10,094	$10,827	$—	$10,827	$—
Derivative liability - exchange option and change of control	196	196	—	—	196
Revenue Futures
Royalty-linked notes	18,372	18,372	—	—	18,372
Total	$28,662	$29,395	$—	$10,827	$18,568

December 31, 2021
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Debt
Current portion of long-term debt	$1,627	$1,627	$—	$1,627	$—
Exchangeable Notes
Long-term exchangeable notes	6,930	9,495	—	9,495	—
Derivative liability - exchange option and change of control	6,058	6,058	—	—	6,058
Revenue Futures
Royalty-linked notes	17,968	17,968	—	—	17,968
Total	$32,583	$35,148	$—	$11,122	$24,026

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

The Level 3 liabilities held as of December 31, 2022 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 10 – Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium are presented as a Derivative liability upon issuance of the Exchangeable Notes under the Private Placement and Rights Offering and are subsequently remeasured to fair value at the end of each reporting period. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 87.8139 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.3877 per ordinary share) as of December 31, 2022, which was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Beginning on January 21, 2021 to December 31, 2022, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2022 was $12,607. The fair value of the exchange option at December 31, 2022 is $49.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Notes Indenture, the Company will be required to pay each holder of an Exchangeable Note the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The Derivative liability, representing the change of control feature, was recorded at a fair value of $147 at December 31, 2022.

The fair value of each component of the Derivative liability was determined using the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of December 31, 2022 include the terms of the Exchangeable Notes Indenture, the Company’s share price and market capitalization, the expected annual

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture, and the risk-free interest rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's Derivative liability:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance at January 1	$6,058	$28,865
Conversion of Exchangeable Notes	—	(80,512)
Adjustment to fair value	(5,862)	57,705
Balance at December 31	$196	$6,058

The following summary table shows the assumptions used in the binomial option pricing model to estimate the fair value of the exchange option:

	December 31, 2022	December 31, 2021
Share price	$0.84	$5.88
Market capitalization	$10,582,858	$71,647,911
Volatility	100%	130%
Risk-free interest rate	4.46%	1.00%
Dividend rate	0%	0%

The additional significant assumption used in the DCF model to estimate the fair value of the change of control feature at December 31, 2022 was management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture.

The RLN liability is carried at fair value on the consolidated balance sheet (see Note 11 – Royalty-Linked Notes). The total fair value of $18,372 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 22% and 20% for the years ended December 31, 2022 and 2021, respectively. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.
(4)
Short-term Investments

The Company classifies its short-term investments as available-for-sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at year end consist of corporate bonds, commercial paper and U.S. Treasury bonds with maturities of more than three months at the date of purchase. Short-term investments as of December 31, 2022 have a weighted average maturity of 0.36 years. The investments are reported at fair value with unrealized gains or losses recorded in the consolidated statements of operations and comprehensive loss. Any differences between the amortized cost and fair value of investments are represented by unrealized gains or losses. The fair value of U.S. Treasury bonds, corporate bonds and commercial paper are represented by Level 2 fair value measurements - quoted price for a similar asset, or other observable inputs such as interest rates or yield curves.

The following table represents the Company’s available-for-sale short-term investments by major security type as of December 31, 2022:

December 31, 2022					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$7,836	$—	$(55)	$7,781	$7,781	$—
Commercial paper	15,230	2	—	15,232	15,232	—
U.S. Treasury bonds	16,996	—	(297)	16,699	16,699	—
Total	$40,062	$2	$(352)	$39,712	$39,712	$—

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following table represents the Company’s available for sale short-term investments by major security type as of December 31, 2021:

December 31, 2021					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$31,723	$1	$(21)	$31,703	$30,677	$1,026
Commercial paper	5,293	—	—	5,293	5,293	—
U.S. Treasury bonds	16,989	—	(87)	16,902	—	16,902
Total	$54,005	$1	$(108)	$53,898	$35,970	$17,928

(5)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2022	December 31, 2021
Prepaid research and development expenses	$458	$—
Research and development tax credit receivable	118	840
Prepaid insurance	592	624
Interest receivable	55	290
Value added tax receivable	38	75
Other prepaid assets	42	56
Short-term deposits	35	37
Total	$1,338	$1,922

(6)
Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	December 31, 2022	December 31, 2021
Gross intangible asset	$5,148	$5,148
Less: accumulated amortization	(3,429)	(1,713)
	$1,719	$3,435

On December 10, 2021, the Company entered into an amendment to an agreement with a supplier whereby advance payments made from June 2016 to January 2020 are being set against a reservation fee for a tableting facility for the period from January 1, 2021 to December 31, 2023. This reservation right is being amortized over the three year term of the amended agreement.

(7)
Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	December 31, 2022	December 31, 2021
Leasehold improvements	$148	$148
Furniture and fixtures	120	120
Laboratory equipment	—	86
Computer equipment	85	23
	353	377
Less: accumulated depreciation	(284)	(286)
	$69	$91

Depreciation expense was $84, $391 and $161 for the years ended December 31, 2022, 2021 and 2020, respectively.

(8)
Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have remaining terms which range from .83 years to 5.49 years. The renewal option on one lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025. The renewal option on another lease was derecognized in

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

June 2022 as it is no longer reasonably certain that the option will be exercised, resulting in a reduction in the remaining term from 16 to six years. In September 2020, the Company entered into a sublease agreement for a commercial unit that extends through September 2023. In November 2021, the Company entered into a 12-month lease, with a rolling extension, for office space, and in May 2022, the Company entered into a 6-month lease for office space, which was extended to November 2023 and has elected not to apply the measurement and recognition requirements of ASC 842 to these short-term leases as any renewal term exercised or considered reasonably certain of exercise by the Company does not extend more than 12 months from the end of the previously determined lease term. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $753, $1,009 and $991 of operating lease costs for right-of-use assets during the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognized $243 of rental expenses on short-term leases during the year ended December 31, 2022. The Company recognized $293, $335 and $118 of sublease income during the years ended December 31, 2022, 2021 and 2020, respectively.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	December 31, 2022	December 31, 2021
Cash paid for operating lease liabilities	$709	$944

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term	5.04 years	13.97 years
Weighted-average discount rate	5.5%	7.0%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	December 31, 2022	December 31, 2021
Other assets	$1,770	$3,741

Other current liabilities	$332	$464
Other liabilities	1,304	3,436
Total lease liabilities	$1,636	$3,900

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2022 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended December 31,
2023	$407
2024	412
2025	344
2026	295
2027	295
Thereafter	74
$1,827
Less imputed interest	(191)
Total lease liabilities	$1,636

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(9)
Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Accrued payroll and bonus expenses	$1,971	$771
Accrued clinical trial costs	1,549	45
Accrued professional fees	606	16
Accrued other expenses	206	256
Accrued manufacturing expenses	14	77
Total	$4,346	$1,165

(10)
Debt

Secured Credit Facility

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Borrowers), entered into a loan and security agreement (the Loan and Security Agreement) with SVB pursuant to which SVB agreed to lend the Borrowers up to $30,000 in two term loans. $15,000 of the secured credit facility was funded on closing. A second draw of up to $15,000 was available to the Company through October 31, 2019, upon satisfaction of either of the following: (i) the achievement by the Company of both non-inferiority and superiority primary endpoints from its Phase 3 uncomplicated urinary tract infection (uUTI) trial, as well as reporting satisfactory safety data from the trial, or (ii) the achievement of non-inferiority primary endpoints from both its Phase 3 uUTI and complicated urinary tract infection (cUTI) trials, as well as reporting satisfactory safety data from the trials. The Company did not satisfy the conditions for the second draw before the deadline of October 31, 2019.

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the year ended December 31, 2022. Interest accrued at a floating per annum rate equal to the greater of (i) 8.31%; or (ii) 3.89% above the Wall Street Journal prime rate, and was payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, were due and paid on March 1, 2022 (the maturity date), effectively terminating the Loan and Security Agreement. The final payment fee of $630, which represented 4.2% of the funded loan, was accreted using the effective interest method over the life of the loan as interest expense.

In connection with the initial $15,000 draw, the Company issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s initial public offering (IPO)) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028.

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt was approximately 12.51% on March 1, 2022. The Company recognized $16, $556 and $1,355 of interest expense related to the Loan and Security Agreement during the years ended December 31, 2022, 2021 and 2020, respectively, including $6, $142 and $404 related to the accretion of the debt discounts and deferred financing costs during the years ended December 31, 2022, 2021 and 2020, respectively. All outstanding amounts were repaid on March 1, 2022, effectively terminating the Loan and Security Agreement.

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 87.8139 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.3877 per ordinary share) as of December 31, 2022, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to December 31, 2022, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have completed a non-cash exchange of their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2022 was $12,607.

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

The Company recognized $820, $1,078 and $3,180 of interest expense related to the Exchangeable Notes during the years ended December 31, 2022, 2021 and 2020, respectively, and $2,344 , $2,893 and $7,764 related to the amortization of the debt discounts and deferred financing costs during the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are recorded in interest expense, net in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021 and 2020, respectively. The balance of the Exchangeable Notes at each reporting date is as follows:

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	December 31, 2022
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$5,058
September 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	20
Conversion of $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(39,201)	(2,697)
2025 Exchangeable Notes	12,607	2,381
Unamortized discount and debt issuance costs	(4,894)	—
2025 Exchangeable Notes, net	$7,713	$2,381

	December 31, 2021
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$4,246
September 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	12
Conversion of $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(39,201)	(2,697)
2025 Exchangeable Notes	12,607	1,561
Unamortized discount and debt issuance costs	(7,238)	—
2025 Exchangeable Notes, net	$5,369	$1,561

Payment Protection Program

On April 3, 2020, the U.S. Small Business Administration (SBA) launched the Paycheck Protection Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (Iterum US Limited), entered into the PPP loan with SVB under the Paycheck Protection Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due by the Company until the SBA remitted the forgiveness amount to Iterum US Limited or until after the 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest were due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020, and the remaining loan of $404 began amortization in December 2020. Total principal repayments of $69, $309 and $26 were made during the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognized $0, $2 and $1 of interest expense related to the loan agreement during the years ended December 31, 2022, 2021 and 2020, respectively.

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 11 – Royalty-Linked Notes) as of December 31, 2022, for the following five fiscal years and thereafter were as follows:

Year Ending December 31,
2023	$—
2024	—
2025	12,607
2026	—
2027	—
Thereafter	104
$12,711

(11)
Royalty-Linked Notes

Liability Related to Sale of Future Royalties

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. On September 8, 2020, as part of the Rights Offering, the Company issued 11,000 RLNs to existing shareholders. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company receives FDA approval for one or more specified sulopenem products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN, has not been paid as of the end date on December 31, 2045 (or December 31, 2025, in the event that the Company has not yet received FDA approval with respect to one or more specified sulopenem products by such date), Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the RLN Indenture (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The RLNs are redeemable at any time, at the Company’s option, subject to the terms of the RLN Indenture.

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

Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the Company recognized the remaining unaccreted interest balance of $1,024 related to debt discounts and deferred financing costs under ASC 470, Debt, in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. The balance of the RLNs at each reporting date is as follows:

December 31, 2022
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	3,665
Total liability related to the sale of future royalties at December 31, 2021	$18,372
Current Portion	—
Long-term Portion	$18,372

December 31, 2021
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	3,261
Total liability related to the sale of future royalties at December 31, 2020	$17,968
Current Portion	—
Long-term Portion	$17,968

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

Ordinary Shares

At the Company’s extraordinary general meeting of shareholders on January 28, 2021, the Company’s shareholders approved an increase of 10,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 20,000,000 ordinary shares of $0.01 par value each as of December 31, 2022. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares currently have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.

The Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which the Company registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that the Company may determine.

On October 7, 2022, the Company entered into a sales agreement with HC Wainwright, as agent, pursuant to which the Company may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415 (a)(4) promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2022, the Company sold 356,933 ordinary shares under the “at-the-market” agreement at an average price of $1.25 per share for net proceeds of $0.4 million.

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

Beginning on January 21, 2021 to December 31, 2022, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2022 was $12,607.

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028. No warrants had been exercised as of December 31, 2022.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of December 31, 2022.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

certain circumstances, and will expire on January 2, 2026. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per ordinary share and will expire on June 30, 2025. As of December 31, 2022, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of December 31, 2022, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the February 2021 Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of December 31, 2022, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of December 31, 2022.

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of December 31, 2022.

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of December 31, 2022. The Company's Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no undesignated preferred shares in issue as of December 31, 2022 or December 31, 2021.

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

On March 14, 2018, the Company’s Board of Directors adopted and approved the 2018 Equity Incentive Plan (the 2018 Plan), which became effective upon the execution and delivery of the underwriting agreement related to the Company’s IPO in May 2018. Since adopting the 2018 Plan, no further grants will be made under the 2015 Plan. The ordinary shares underlying any options that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2015 Plan will not be added back to the ordinary shares available for issuance.

The 2018 Plan originally authorized the Company to grant up to 67,897 ordinary shares in the form of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units, performance share awards,

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

performance cash awards and other share awards. The types of share-based awards, including the amount, terms, and exercisability provisions of grants are determined by the Company’s Board of Directors. The ordinary shares underlying any options that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2018 Plan are added back to the ordinary shares available for issuance under the 2018 Plan.

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

Share Options

Unless specified otherwise in an individual option agreement, share options granted under the 2015 Plan, the 2018 Plan and the 2021 Inducement Plan generally have a ten year term and a four year vesting period for employees and a one year vesting period for directors. The vesting requirement is conditioned upon a grantee’s continued service with the Company during the vesting period. Once vested, all awards are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days subsequent to the termination of the option holder’s service with the Company. In the event of an option holder’s disability or death while employed by or providing service to the Company, the exercisable period extends to twelve months or eighteen months, respectively.

The fair value of options granted are estimated using the Black-Scholes option-pricing model. The inputs for the Black-Scholes model require significant management assumptions. The risk-free interest rate is based on a normalized estimate of the 7-year U.S. treasury yield. The Company has estimated the expected term utilizing the “simplified” method for awards that qualify as “plain vanilla”. The Company does not have sufficient company-specific historical and implied volatility information and it therefore estimates its expected share volatility based on historical volatility information of reasonably comparable guideline public companies and itself. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. Expected dividend yield is based on the fact that the Company has never paid cash dividends and the Company’s future ability to pay cash dividends on its shares may be limited by the terms of any future debt or preferred securities. The Company has elected to account for forfeitures as they occur.

The Company granted 197,085, 1,028,090 and 4,322 share options to employees and directors during the years ended December 31, 2022, 2021 and 2020, respectively. There were 296,199, 1,033,820 and 17,778 unvested employee and director options outstanding as of December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Total expense recognized related to the employee and director share options was $3,580, $3,779, and $1,136, for the years ended December 31, 2022, 2021 and 2020, respectively. Total unamortized compensation expense related to employee and director share options was $929, $21,521 and $970 as of December 31, 2022, December 31, 2021 and December 31, 2020, respectively, expected to be recognized over a remaining weighted average vesting period of 1.41 years, 3.49 years and 1.47 years as of December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

On July 7, 2022, certain of the Company's executive officers and employees agreed to the surrender and cancellation of certain previously granted share options for an aggregate of 906,800 ordinary shares in order to make additional shares available under the

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

2018 Plan. Total expense recognized in connection with the cancellation of these employee share options was $17,350 for the year ended December 31, 2022, and was recorded in other income and expense as Cancellation of Share Options.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Year Ended December 31,
	2022	2021	2020
Volatility	100 - 130%	120 - 140%	90.3 - 99.5%
Expected term in years	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Dividend rate	0%	0%	0%
Risk-free interest rate	1.90 - 3.96%	0.90 - 1.42%	0.18 - 0.78%
Share price	$0.81-$6.72	$0.48-$2.01	$1.68-$2.03
Fair value of option on grant date	$0.64-$5.95	$0.45-$1.75	$1.27-$1.52

The following table summarizes total stock option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2019	76,636	—	76,636
Granted	4,322	—	4,322
Exercised	—	—	—
Forfeited	(9,260)	—	(9,260)
Expired	(8,267)	—	(8,267)
Options outstanding December 31, 2020	63,431	—	63,431
Granted	908,090	120,000	1,028,090
Exercised	—	—	—
Forfeited	—	—	—
Expired	(22,882)	—	(22,882)
Options outstanding December 31, 2021	948,639	120,000	1,068,639
Granted	190,753	6,332	197,085
Exercised	—	—	—
Forfeited	—	(3,333)	(3,333)
Cancelled Shares	(906,800)	—	(906,800)
Expired	—	—	—
Options outstanding December 31, 2022	232,592	122,999	355,591

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following table summarizes the total number of options outstanding and the weighted-average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2019	76,636	$118.79	8.59	254
Granted	4,322	$25.36
Exercised	—
Forfeited	(9,260)	$129.07
Expired	(8,267)	$122.83
Options outstanding December 31, 2020	63,431	$110.40	5.41	—
Granted	1,028,090	$27.13
Exercised	—
Forfeited	—
Expired	(22,882)	$118.49
Options outstanding December 31, 2021	1,068,639	$30.12	9.42	—
Granted	197,085	$2.88
Exercised	—
Forfeited	(3,333)	$6.15
Cancelled Shares	(906,800)	$33.16
Expired	—
Options outstanding December 31, 2022	355,591	$7.49	9.12	—
Exercisable at December 31, 2022	59,392	$22.21	8.09

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares as of December 31, 2022, December 31, 2021 and December 31, 2020.

The weighted average grant-date fair value per share of share options granted during the years ended December 31, 2022, 2021 and 2020 was $2.39, $23.67 and $19.17, respectively.

Restricted Share Units (RSUs)

The Company granted 66,398 RSUs to directors during the year ended December 31, 2022 and 123,017 RSUs to employees and directors during the year ended December 31, 2021. No RSUs were granted to employees or directors during the year ended December 31, 2020.

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of our plans:

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2019	2,090	—	2,090
Granted	—	—	—
Shares vested	(1,710)	—	(1,710)
Forfeited	(380)	—	(380)
RSUs outstanding December 31, 2020	—	—	—
Granted	89,684	33,333	123,017
Shares vested	(4,000)	—	(4,000)
Forfeited	—	—	—
RSUs outstanding December 31, 2021	85,684	33,333	119,017
Granted	66,398	—	66,398
Shares vested	(48,353)	(8,334)	(56,687)
Forfeited	—	—	—
RSUs outstanding December 31, 2022	103,729	24,999	128,728

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The table below shows the total number of RSUs granted and the weighted-average grant date fair value of the total RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2019	2,090	$105.21
Granted	—
Shares vested	(1,710)	$105.21
Forfeited	(380)	$105.21
RSUs outstanding December 31, 2020	—
Granted	123,017	$19.32
Shares vested	(4,000)	$24.00
Forfeited	—
RSUs outstanding December 31, 2021	119,017	$19.16
Granted	66,398	$2.91
Shares vested	(56,687)	$21.23
Forfeited	—
RSUs outstanding December 31, 2022	128,728	$9.87

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for employees under our 2018 Plan and four years for employees under our 2021 Inducement Plan. Total expense recognized related to the RSUs was $1,178, $960 and $63 for the years ended December 31, 2022, 2021 and 2020, respectively. Total unamortized compensation expense related to the RSUs was $434 and $1,416 as of December 31, 2022 and December 31, 2021, respectively, and is expected to be recognized over a remaining average vesting period of 0.88 years and 1.89 years as of December 31, 2022 and December 31, 2021, respectively.

No RSUs, which are subject to certain performance-based vesting conditions (Performance RSUs), were awarded during the years ended December 31, 2022 and 2021. The Company awarded 71,927 RSUs to certain employees during the year ended December 31, 2020 which were subject to certain vesting conditions (Performance RSUs).

The table below shows the number of Performance RSUs granted covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the Performance RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Performance RSUs outstanding December 31, 2019	3,326	$123.15
Granted	71,927	$30.71
Shares vested	—
Forfeited	(9,726)	$45.75
Performance RSUs outstanding December 31, 2020	65,527	$33.18
Granted	—
Shares vested	(41,961)	$30.90
Expired	(1,733)	$29.85
Forfeited	(21,833)	$123.15
Performance RSUs outstanding December 31, 2021	—

The weighted average grant date fair value of Performance RSUs with a market condition was determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed ratably over the vesting period. Due to the expiration of Performance RSUs, a credit of $0 was recognized for the year ended December 31, 2021. Total expense recognized related to Performance RSUs was $1,560 for the year ended December 31, 2020. All Performance RSUs were fully expensed as of December 31, 2021. Total unamortized compensation expense related to Performance RSUs was $152 for the year ended December 31, 2020, expected to be recognized over a remaining average vesting period of 0.20 years as of December 31, 2020.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The Company’s share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31,
	2022	2021	2020
Research and development expense	$1,396	$1,322	$754
General and administrative expense	3,362	2,997	2,005

There was a total of $1,363, $22,937 and $1,122 unamortized share-based compensation expense for share options, restricted share units and performance restricted share units as of December 31, 2022, December 31, 2021 and December 31, 2020, respectively, expected to be recognized over a remaining average vesting period of 1.28 years, 3.32 years and 0.80 years as of December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

(14)
Income Taxes

During the years ended December 31, 2022, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2022	2021	2020
Current
U.S.	$301	$705	$743
Ireland	—	—	—
Total Current	$301	$705	$743

Deferred
U.S.	$—	$—	$—
Ireland	—	—	—
Total Deferred	$—	$—	$—
Income Tax Provision	$301	$705	$743

Income taxes have been based on the following components of income (loss) before provision for income taxes:

	Year Ended December 31,
	2022	2021	2020
U.S.	$(13,701)	$(34)	$696
Ireland	(30,432)	(90,825)	(51,959)
Total	$(44,133)	$(90,859)	$(51,263)

The Irish federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
Statutory rate	12.50%	$(5,517)	12.50%	$(11,357)	12.50%	$(6,408)
Impact of U.S. tax rate	4.71%	(2,080)	0.01%	(5)	(0.20)%	105
Impact of valuation allowance	(5.30)%	2,341	(3.64)%	3,304	(6.47)%	3,319
Research and development tax credit	0.00%	—	0.00%	—	0.14%	(71)
Adjustments for current tax of prior periods	(4.19)%	1,851	0.14%	(131)	(1.94)%	995
Cancellation of share options	(9.02)%	3,983	0.00%	—	0.00%	—
Fair value movements on derivative financial instruments	1.55%	(682)	(8.37)%	7,603	(4.34)%	2,227
Other, net	(0.92)%	405	(1.42)%	1,292	(1.13)%	577
Effective tax rate	(0.68)%	$301	(0.78)%	$705	(1.44)%	$743

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021	2020
Deferred tax assets
Share-based compensation	$438	$822	$650
Depreciation	42	127	31
Net operating loss carryforwards	36,059	33,218	30,261
Other	(11)	120	41
Valuation allowance	(36,528)	(34,287)	(30,983)
Total deferred tax assets	$—	$—	$—

Deferred tax liabilities	—	—	—
Net deferred tax asset	$—	$—	$—

As a company incorporated in Ireland, it is principally subject to taxation in Ireland.

The Company has net operating loss carryforwards in Ireland of approximately $36,059, $33,218 and $30,261 as of the years ended December 31, 2022, 2021 and 2020, respectively, for which a full valuation allowance has been recognized as it was determined that it is more-likely-than-not that these net deferred tax assets will not be realized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2022	2021
Balance at January 1	$3,300	$3,024
(Decrease) / Increase in tax positions	(456)	276
Balance at December 31	$2,844	$3,300

The Company's federal and state income tax returns for 2019 through 2021 remain open to examination by the IRS. The Company's income tax returns in Ireland remain open to examination from 2018 to 2021. The Company is not currently subject to any audits or examination.

In August 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law in the United States. The IRA created a new corporate alternative minimum tax of 15% on adjusted financial statement income and an excise tax of 1% of the value of certain stock repurchases. The provisions of the IRA will be effective for periods beginning after December 31, 2022. The enactment of the IRA did not result in any material adjustments to the Company's income tax provisions or net deferred tax assets as of December 31, 2022.

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

Legal Proceedings

On August 5, 2021, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Northern District of Illinois. The complaint was purported to be brought on behalf of shareholders who purchased the Company's securities between November 30, 2020 and July 26, 2021. The complaint generally alleged that the defendants violated Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly material misstatements or omissions concerning the Company’s submission of its NDA to the FDA for marketing approval of oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen and the likelihood of such approval. The complaint sought, among other things, unspecified damages, attorneys' fees, expert fees and other costs. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on November 3, 2021. On January 26, 2022, plaintiff filed an amended complaint which included allegations similar to those made in the original complaint and sought similar relief. On April 8, 2022, the Company filed a motion to dismiss with the court seeking dismissal of all claims asserted. Oral argument on the motion to dismiss occurred on August 17, 2022. On December 28, 2022, the count granted the Company's motion to dismiss without prejudice giving the plaintiffs until January 24, 2023 to file an amended complaint. As no amended complaint was filed, the dismissal was converted to a dismissal with prejudice on January 25, 2023.

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

Under the terms of their respective employment agreements, each of the named executive officers is eligible to receive severance payments and benefits upon a termination without “cause” (other than due to death or disability) or upon “resignation for good reason”, contingent upon the named executive officer’s continued performance for the Company. Under the terms of the Employee Severance Plan approved by the Compensation Committee in January 2022, an employee, who is not an executive officer of the Company, is entitled to severance pay and benefits on a "qualifying termination", that is termination at any time during the period beginning on the date that is 30 days prior to and ending on the date that is 12 months following a change of control without "cause" (other than due to death or disability) based on the employee's level/salary grade.

(16)
Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of December 31, 2022, $12,607 million aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

(17) Subsequent Events

The Company considers events and transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements for potential recognition and disclosure in the consolidated financial statements.

The Company has a banking relationship with SVB. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the Federal Reserve Board approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protects all depositors. Based on the foregoing and the Company's analysis of the components of its relationship with SVB, the Company does not expect these events to have a material impact on the Company's consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we conducted an evaluation of the effectiveness of our internal control over financial reporting. We used the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain an “emerging growth company” as defined in Rule 12b-2 of the Exchange Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting. We are also a "smaller reporting company" as defined in Rule 12b-2 promulgated under the Exchange Act. We may remain a smaller reporting company until we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, each as determined on an annual basis. Even after we no longer qualify as an "emerging growth company", we may still qualify as a smaller reporting company, which would allow us to take advantage of many of these same exemptions from disclosure requirements as those allowed for an emerging growth company.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information set forth in the sections titled “Management and Corporate Governance Matters—Board of Directors—Continuing Members of and Current Member who is Nominated for Election to our Board of Directors,” “Management and Corporate Governance Matters—Executive Officers,” “Management and Corporate Governance Matters—Board Processes—Director Nomination Process,” “Management and Corporate Governance Matters—Committees of our Board of Directors—Audit Committee,” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive Proxy Statement to be filed in connection with our 2023 Annual General Meeting of Shareholders (2023 Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information set forth in the sections titled “Executive Officer and Director Compensation” and “Management and Corporate Governance Matters—Board Processes—Compensation Committee Interlocks and Insider Participation” in our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated herein by reference to the information set forth in the sections titled “Share Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans and Other Benefit Plans” in our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information set forth in the sections titled “Management and Corporate Governance Matters—Board of Directors—Board Determination of Independence” and “Certain Relationships and Related Party Transactions” in our 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information set forth in the section titled “Matters to Come Before the Annual General Meeting—Proposal No. 2: To Ratify, in a Non-Binding Vote, the Appointment of KPMG to Serve as our Independent Registered Public Accounting Firm for the Fiscal Year Ended December 31, 2023 and to Authorize the Board of Directors, Acting Through the Audit Committee, to Set the Independent Registered Public Accounting Firm’s Remuneration” in our 2023 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)
Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)
Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)
Exhibits

The following is a list of exhibits filed or furnished as part of this Annual Report on Form 10-K;

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
3.1	Amended and Restated Constitution of Iterum Therapeutics plc		Form 8-K (Exhibit 3.1)	August 19, 2022	001-38503
3.2	Memorandum of Association of Iterum Therapeutics Bermuda Limited		Form S-1 (Exhibit 3.2)	March 20, 2020	333-237326
3.3	Bye-Laws of Iterum Therapeutics Bermuda Limited		Form S-1 (Exhibit 3.3)	March 20, 2020	333-237326
3.4	Constitution of Iterum Therapeutics International Limited		Form 10-K (Exhibit 3.4)	March 12, 2021	001-38503
3.5	Amended and Restated Certificate of Incorporation of Iterum Therapeutics US Limited		Form 10-K (Exhibit 3.5)	March 12, 2021	001-38503
3.6	Bylaws of Iterum Therapeutics US Limited		Form 10-K (Exhibit 3.6)	March 12, 2021	001-38503
3.7	Certificate of Amendment of Certificate of Incorporation of Iterum Therapeutics US Holding Limited		Form 10-K (Exhibit 3.7)	March 12, 2021	001-38503
3.8	Bylaws of Iterum Therapeutics US Holding Limited		Form 10-K (Exhibit 3.8)	March 12, 2021	001-38503
4.1	Form of Ordinary Share Certificate of Registrant.		Form S-1 (Exhibit 4.1)	May 1, 2018	333-224582

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

			Form 8-K (Exhibit 4.3)	October 27, 2020	001-38503
4.13	Form of Underwriter Warrant to subscribe for ordinary shares issued to designees of H.C. Wainwright & Co., LLC in connection with the Amended and Restated Underwriting Agreement dated February 3, 2021		Form 8-K (Exhibit 4.1)	February 5, 2021	001-38503
4.14	Form of Placement Agent Warrant to Subscribe for Ordinary Shares issued to designees of H.C. Wainwright & Co., LLC in connection with Securities Purchase Agreement dated February 9, 2021		Form 8-K (Exhibit 4.1)	February 11, 2021	001-38503
4.15	Description of Registrant's Securities	X
10.1†	License Agreement by and among Registrant, Iterum Therapeutics International Limited and Pfizer Inc. dated as of November 18, 2015.		Form S-1 (Exhibit 10.1)	May 1, 2018	333-224582

10.2	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its shareholders dated May 18, 2017.	Form S-1 (Exhibit 10.2)	May 1, 2018	333-224582
10.3	2015 Equity Incentive Plan, as amended	Form 10-Q (Exhibit 10.1)	November 10, 2022	001-38503
10.4	Forms of U.S. Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.	Form S-1 (Exhibit 10.4)	May 1, 2018	333-224582
10.5	Forms of Irish Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.	Form S-1 (Exhibit 10.5)	May 1, 2018	333-224582
10.6	Amended and Restated 2018 Equity Incentive Plan, as amended	Form 10-Q (Exhibit 10.2)	November 10, 2022	001-38503
10.7	Forms of U.S. Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan.	Form S-1 (Exhibit 10.7)	May 1, 2018	333-224582
10.8	Forms of International Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan.	Form S-1 (Exhibit 10.8)	May 1, 2018	333-224582
10.9	Form of Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan.	Form S-1 (Exhibit 10.9)	May 1, 2018	333-224582
10.10	Form of 2020 Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan.	Form 10-K (Exhibit 10.10)	March 12, 2020	001-38503
10.11	Form of Indemnity Agreement by and between the Registrant and its directors and officers.	Form S-1 (Exhibit 10.10)	May 1, 2018	333-224582
10.12	Form of Indemnity Agreement by and between Iterum Therapeutics US Limited and its directors and officers.	Form S-1 (Exhibit 10.11)	May 1, 2018	333-224582
10.13+	Employment Terms by and between Iterum Therapeutics US Limited and Corey N. Fishman dated November 18, 2015.	Form S-1 (Exhibit 10.12)	May 1, 2018	333-224582
10.14+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Corey N. Fishman dated May 2, 2018.	Form S-1/A (Exhibit 10.13)	May 4, 2018	333-224582

10.15+	Employment Terms by and between Iterum Therapeutics US Limited and Judith M. Matthews dated November 18, 2015.		Form S-1 (Exhibit 10.15)	May 1, 2018	333-224582
10.16+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Judith M. Matthews dated May 2, 2018.		Form S-1/A (Exhibit 10.16)	May 4, 2018	333-224582
10.17+	Consulting Agreement dated May 25, 2022 between Iterum Therapeutics International Limited and Dr. Michael Dunne		Form 10-Q (Exhibit 10.1)	August 12, 2022	001-38503
10. 18	Amendment to Consulting Agreement dated December 31, 2022 between Iterum Therapeutics International Limited and Dr. Michael Dunne	X
10.19+	Share Award Letter dated February 17, 2021 issued by Iterum Therapeutics plc to Dr. Michael Dunne and accepted by Dr. Michael Dunne on February 21, 2021		Form 10-Q (Exhibit 10.2)	May 14, 2021	001-38503
10.20+	Employment Terms by and between Iterum Therapeutics US Limited and Dr. Sailaja Puttagunta dated October 27, 2021		Form 10-K (Exhibit 10.19)	March 28, 2022	001-38503
10.21+	Amended and Restated Non-Employee Director Compensation Policy		Form 8-K (Exhibit 10.1)	March 16, 2021	001-38503
10.22	Warrant to Subscribe for Shares, issued to Silicon Valley Bank, dated April 27, 2018.		Form S-1/A (Exhibit 10.21)	May 4, 2018	333-224582
10.23	Warrant to Subscribe for Shares, issued to Life Sciences Fund II LLC, dated April 27, 2018.		Form S-1/A (Exhibit 10.22)	May 4, 2018	333-224582
10.24

Securities Purchase Agreement, dated as of January 16, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto.

			Form 8-K (Exhibit 10.1)	January 17, 2020	001-38503

10.25

Investor Rights Agreement, dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto.

		Form 10-K (Exhibit 10.26)	March 12, 2020	001-38503
10.26	Securities Purchase Agreement, dated as of June 3, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto	Form 10-Q (Exhibit 10.1)	August 6, 2020	001-38503
10.27	Securities Purchase Agreement, dated as of June 30, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto	Form 10-Q (Exhibit 10.2)	August 6, 2020	001-38503
10.28	Securities Purchase Agreement, dated as of October 22, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto	Form 10-Q (Exhibit 10.1)	November 16, 2020	001-38503
10.29	Securities Purchase Agreement, dated as of February 9, 2021, by and among Iterum Therapeutics plc and the purchasers party thereto	Form 10-K (Exhibit 10.28)	March 12, 2021	001-38503
10.30	Iterum Therapeutics plc 2021 Inducement Equity Incentive Plan, as amended	Form 10-Q (Exhibit 10.3)	November 10, 2022	001-38503
10.31	Form of US Nonstatuory Share Option Terms and Conditions and Nonstatutory Share Option Grant Notice under the 2021 Inducement Equity Incentive Plan	Form S-8 (Exhibit 99.2)	December 9, 2021	333-261558
10.32	Form of International Nonstatutory Share Option Terms and Conditions and Nonstatutory Share Option Grant Notice under the 2021 Inducement Equity Incentive Plan	Form S-8 (Exhibit 99.3)	December 9, 2021	333-261558
10.33	Form of Restricted Share Unit Award Agreement under the 2021 Inducement Equity Incentive Plan	Form S-8 (Exhibit 99.4)	December 9, 2021	333-261558
10.34	At the Market Offering Agreement, dated October 7, 2022 by and between Iterum Therapeutics plc and H.C. Wainwright & Co., LLC	Form S-3 (Exhibit 1.2)	October 7, 2022	333-267795
10.35	Share Option Cancellation Agreement, dated July 7, 2022, between Iterum Therapeutics plc and Corey N. Fishman	Form 10-Q (Exhibit 10.2)	August 12, 2022	001-38503
10.36	Share Option Cancellation Agreement, dated July 7, 2022,	Form 10-Q (Exhibit 10.3)	August 12, 2022	001-38503

between Iterum Therapeutics plc and Judith M. Matthews
21.1	Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	March 12, 2020	001-38503
22.1	Subsidiary Guarantors and Subsidiary Issuers		Form 10-K (Exhibit 22.1)	March 12, 2021	001-38503
23.1	Consent of KPMG, Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X
_____________

+	Indicates management contract or compensatory plan.
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

ITERUM THERAPEUTICS PLC

Date: March 16, 2023	By:	/s/ Corey N. Fishman
Corey N. Fishman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Corey N. Fishman Corey N. Fishman	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2023

/s/ Judith M. Matthews Judith M. Matthews	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2023

/s/ Brenton K. Ahrens Brenton K. Ahrens	Director	March 16, 2023

/s/ Mark Chin Mark Chin	Director	March 16, 2023

/s/ Michael Dunne Michael Dunne M.D.	Director	March 16, 2023

/s/ Ronald M. Hunt Ronald M. Hunt	Director	March 16, 2023

/s/ David G. Kelly David G. Kelly	Director	March 16, 2023

/s/ Beth Hecht Beth Hecht	Director	March 16, 2023