Form 10-Q
period 2023-03-31
Iterum Therapeutics plc
filed 2023-05-12
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, the registrant had 12,942,381 ordinary shares, $0.01 par value per share, outstanding.

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
•
the impact of general economic conditions, including inflation; and
•
the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$16,831	$21,092
Short-term investments	34,992	39,712
Income taxes receivable	188	302
Prepaid expenses and other current assets	2,235	1,338
Total current assets	54,246	62,444
Intangible asset, net	1,290	1,719
Property and equipment, net	62	69
Restricted cash	34	34
Other assets	2,488	2,567
Total assets	$58,120	$66,833
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,235	$2,774
Accrued expenses	3,599	4,346
Derivative liability	187	196
Other current liabilities	1,776	1,748
Total current liabilities	$7,797	$9,064
Long-term debt, less current portion	10,877	10,094
Royalty-linked notes	19,258	18,372
Other liabilities	1,231	1,304
Total liabilities	$39,163	$38,834
Commitments and contingencies (Note 15)
Shareholders’ equity
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued at March 31, 2023 and December 31, 2022	—	—
Ordinary shares, $0.01 par value per share: 20,000,000 shares authorized at March 31, 2023 and December 31, 2022, 12,805,833 shares issued at March 31, 2023; 12,598,641 shares issued at December 31, 2022	128	126
Additional paid-in capital	451,776	451,150
Accumulated deficit	(432,816)	(422,927)
Accumulated other comprehensive loss	(131)	(350)
Total shareholders' equity	18,957	27,999
Total liabilities and shareholders’ equity	$58,120	$66,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$(6,432)	$(3,440)
General and administrative	(2,098)	(3,933)
Total operating expenses	(8,530)	(7,373)
Operating loss	(8,530)	(7,373)
Interest expense, net	(399)	(1,039)
Adjustments to fair value of derivatives	(878)	5,177
Other income, net	41	162
Total other (expense) / income	(1,236)	4,300
Loss before income taxes	(9,766)	(3,073)
Income tax expense	(123)	(427)
Net loss	$(9,889)	$(3,500)
Net loss per share – basic and diluted	$(0.78)	$(0.29)
Weighted average ordinary shares outstanding – basic and diluted	12,681,900	12,193,435
Statements of Comprehensive Income
Net loss	$(9,889)	$(3,500)
Other comprehensive income:
Unrealized gain on marketable securities	219	—
Comprehensive loss	$(9,670)	$(3,500)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,889)	$(3,500)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7	29
Amortization of intangible asset	429	429
Share-based compensation expense	393	1,895
Interest on short-term investments	(77)	(100)
Amortization of debt discount and deferred financing costs	578	572
Interest on exchangeable notes - non-cash	205	205
Adjustments to fair value of derivatives	878	(5,177)
Other	606	1,193
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,445)	181
Accounts payable	(539)	(195)
Accrued expenses	(748)	810
Income taxes	114	427
Other liabilities	(102)	(174)
Net cash used in operating activities	(9,590)	(3,405)
Cash flows from investing activities:
Purchases of short-term investments	(3,892)	(11,307)
Proceeds from sale of short-term investments	8,998	20,900
Net cash provided by investing activities	5,106	9,593
Cash flows from financing activities:
Repayments of long-term debt	—	(2,251)
Proceeds from issuance of ordinary shares, net of transaction costs	235	—
Net cash provided by / (used in) financing activities	235	(2,251)
Effect of exchange rates on cash and cash equivalents	(12)	(22)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(4,261)	3,915
Cash, cash equivalents and restricted cash, at beginning of period	21,126	27,510
Cash, cash equivalents and restricted cash, at end of period	$16,865	$31,425
Supplemental Disclosure of Cash Flow Information:
Income taxes paid - U.S.	$11	$—
Interest paid	$—	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share data)

(Unaudited)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2022	12,598,641	$126	$451,150	$(422,927)	$(350)	$27,999
Issuance of ordinary shares, net	207,192	2	233			235
Share-based compensation expense			393			393
Net loss				(9,889)		(9,889)
Unrealized gain on available-for-sale securities					219	219
Balance at March 31, 2023	12,805,833	$128	$451,776	$(432,816)	$(131)	$18,957

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2021	12,185,019	$122	$428,605	$(378,493)	$—	$50,234
Issuance of ordinary shares, net	38,542	—	6	—	—	6
Share-based compensation expense	—	—	1,895	—	—	1,895
Net loss	—	—	—	(3,500)	—	(3,500)
Balance at March 31, 2022	12,223,561	$122	$430,506	$(381,993)	$—	$48,635

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan (both of which have been repaid), payments received under the CARB-X program and proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $9,889 and $3,500 for the three months ended March 31, 2023 and 2022, respectively, and a net loss of $44,434 for the year ended December 31, 2022. The Company had an accumulated deficit of $432,816 as of March 31, 2023 and expects to continue to incur net losses for the foreseeable future. Management believes that its cash and cash equivalents balance of $16,831 and short-term investments balance of $34,992 at March 31, 2023 are sufficient to fund operations until mid-2024. In making this assessment management have considered the planned operations of the company and the ability to adjust its plans if required.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2023, and results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022 have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting pronouncements as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $109 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is $17 as of March 31, 2023 relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) from the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 as of March 31,

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

2023 relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) from the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 as of March 31, 2023 relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). These restricted cash amounts are unchanged from December 31, 2022. On the closing date of each of the registered direct offerings in June 2020 (June 3 Offering) and July 2020 (June 30 Offering) and the underwritten offering in the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company has most of its cash, cash equivalents and short-term investments at four accredited financial institutions in the United States and Ireland, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period in accordance with Accounting Standard Codification (ASC) 260, Earnings per Share. For the periods presented, the following ordinary shares underlying the options, unvested restricted share units, warrants and the Exchangeable Notes have been excluded from the calculation because they would be anti-dilutive.

	Three Months Ended
	March 31, 2023	March 31, 2022
Options to purchase ordinary shares	1,213,091	1,081,800
Unvested restricted share units	89,439	82,434
Warrants	480,186	480,186
Exchangeable Notes	1,352,340	1,234,962
Total	3,135,056	2,879,382

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

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended March 31,
Operating expenses	2023	2022
Ireland	$7,068	$4,549
U.S.	1,440	2,811
Bermuda	22	13
Total	$8,530	$7,373

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	March 31, 2023	December 31, 2022
Ireland	$3,565	$4,052
U.S.	275	303
Total	$3,840	$4,355

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Based on the composition of our investment portfolio, current market conditions and historical credit loss activity, the Company does not expect the adoption of these standards to have a material effect on the Company’s condensed consolidated balance sheet, condensed consolidated statement of operations and comprehensive loss and related disclosures.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

March 31, 2023
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$6,324	$—	$6,324	$—
Commercial paper	13,787	—	13,787	—
U.S. Treasury bonds	14,881	—	14,881	—
	$34,992	$—	$34,992	$—

December 31, 2022
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$7,781	$—	$7,781	$—
Commercial paper	15,232	—	15,232	—
U.S. Treasury bonds	16,699	—	16,699	—
	$39,712	$—	$39,712	$—

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table presents information about the Company’s Exchangeable Notes, derivative liability and RLNs and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

March 31, 2023	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable note	$10,877	$11,379	$—	$11,379	$—
Derivative liability - exchange option and change of control	187	187	—	—	187
Revenue Futures
Royalty-linked notes	19,258	19,258	—	—	19,258
Total	$30,322	$30,824	$—	$11,379	$19,445

December 31, 2022	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable note	$10,094	$10,827	$—	$10,827	$—
Derivative liability - exchange option and change of control	196	196	—	—	196
Revenue Futures
Royalty-linked notes	18,372	18,372	—	—	18,372
Total	$28,662	$29,395	$—	$10,827	$18,568

The fair value of Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture), without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of March 31, 2023 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 10 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium were presented as a derivative liability upon issuance of the Exchangeable Notes under the Private Placement and Rights Offering and are subsequently remeasured to fair value at the end of each reporting period. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 88.4122 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.3107 per ordinary share) as of March 15, 2023, which was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Beginning on January 21, 2021 to March 31, 2023, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2023 was $12,607. The fair value of the exchange option at March 31, 2023 amounted to $63.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Notes Indenture, the Company will be required to pay each holder of an Exchangeable Note the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The derivative liability, representing the change of control feature, was recorded at a fair value of $124 at March 31, 2023.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The fair value of each component of the derivative liability was determined using the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the derivative liability as of March 31, 2023 include the terms of the Exchangeable Notes Indenture, the Company’s share price and market capitalization, the expected annual volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture and the risk-free interest rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's derivative liability for the three months ended March 31, 2023:

March 31, 2023
Balance at December 31, 2022	$196
Conversion of Exchangeable Notes	—
Adjustment to fair value	(9)
Balance at period end	$187

The following summary table shows the assumptions used in the binomial option pricing model to estimate the fair value of the derivative liabilities:

	March 31, 2023	December 31, 2022
Share price	$1.00	$0.84
Market capitalization	$12,805,833	$10,582,858
Volatility	100%	100%
Risk-free interest rate	4.17%	4.46%
Dividend rate	0%	0%

The additional significant assumption used in the DCF model to estimate the fair value of the change of control feature at March 31, 2023 was management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture.

The RLN liability is carried at fair value on the condensed consolidated balance sheet (see Note 11 – Royalty-Linked Notes). The total fair value of $19,258 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (the RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 22%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term Investments

The Company classifies its short-term investments as available-for-sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at year end consist of corporate bonds, commercial paper and U.S. Treasury bonds with maturities of more than three months at the date of purchase. Short-term investments as of March 31, 2023 have a weighted average maturity of 0.2 years. The investments are reported at fair value with unrealized gains or losses recorded in the consolidated statements of operations and comprehensive loss. Any differences between the amortized cost and fair value of investments are represented by unrealized gains or losses. The fair value of U.S. Treasury bonds, corporate bonds and commercial paper are represented by Level 2 fair value measurements - quoted price for a similar asset, or other observable inputs such as interest rates or yield curves.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table represents the Company’s available for sale short-term investments by major security type as of March 31, 2023 and December 31, 2022:

March 31, 2023					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$6,330	$—	$(6)	$6,324	$6,324		$—
Commercial paper	13,795	—	(9)	13,786	13,786		—
U.S. Treasury bonds	14,998	—	(116)	14,882	14,882		—
Total	$35,123	$—	$(131)	$34,992	$34,992		$—

December 31, 2022					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$7,836	$—	$(55)	$7,781	$7,781	$
Commercial paper	15,230	2	—	15,232	15,232		—
U.S. Treasury bonds	16,996	—	(297)	16,699	16,699		—
Total	$40,062	$2	$(352)	$39,712	$39,712	$

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022
Prepaid research and development expenses	$1,581	$458
Prepaid insurance	246	592
Research and development tax credit receivable	120	118
Other prepaid assets	288	170
Total	$2,235	$1,338

6. Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	March 31, 2023	December 31, 2022
Gross intangible asset	$5,148	$5,148
Less: accumulated amortization	(3,858)	(3,429)
	$1,290	$1,719

On December 10, 2021, the Company entered into an amendment to an agreement with a supplier whereby advance payments made from June 2016 to January 2020 are being set against a reservation fee for a tableting facility for the period from January 1, 2021 to December 31, 2023. This reservation right is being amortized over the three year term of the amended agreement.

7. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	March 31, 2023	December 31, 2022
Leasehold improvements	$148	$148
Furniture and fixtures	120	120
Computer equipment	85	85
	353	353
Less: accumulated depreciation	(291)	(284)
	$62	$69

Depreciation expense was $7 for the three months ended March 31, 2023 and $84 for the year ended December 31, 2022.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

8. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have remaining terms which range from 0.58 years to 5.25 years. The renewal option on one lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025. The renewal option on another lease was derecognized in June 2022 as it is no longer reasonably certain that the option will be exercised, resulting in a reduction in the remaining term from 16 to six years. In September 2020, the Company entered into a sublease agreement for a commercial unit that extends through September 2023. In November 2021, the Company entered into a 12-month lease, with a rolling extension, for office space, and in May 2022, the Company entered into a 6-month lease for office space, which was extended to November 2023 and has elected not to apply the measurement and recognition requirements of ASC 842 to these short-term leases as any renewal term exercised or considered reasonably certain of exercise by the Company does not extend more than 12 months from the end of the previously determined lease term. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $106 and $146 of operating lease costs for right-of-use assets during the three months ended March 31, 2023 and 2022, respectively. The Company recognized $72 and $33 of rental expense on the short-term leases during the three months ended March 31, 2023 and 2022, respectively. The Company recognized $76 and $76 of sublease income during the three months ended March 31, 2023 and 2022, respectively.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for operating lease liabilities	$102	$174

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term	4.82 years	5.04 years
Weighted-average discount rate	5.5%	5.5%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	March 31, 2023	December 31, 2022
Other assets	$1,684	$1,770

Other current liabilities	$341	$332
Other liabilities	1,231	1,304
Total lease liabilities	$1,572	$1,636

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2023 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended March 31,
2024	$412
2025	416
2026	319
2027	299
2028	299
Thereafter	—
$1,745
Less imputed interest	(173)
Total lease liabilities	$1,572

9. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Accrued clinical trial costs	$2,262	$1,549
Accrued payroll and bonus expenses	881	1,971
Accrued professional fees	136	606
Accrued other expenses	320	220
Total	$3,599	$4,346

10. Debt

Secured Credit Facility

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Borrowers), entered into a loan and security agreement (Loan and Security Agreement) with SVB pursuant to which SVB agreed to lend the Borrowers up to $30,000 in two term loans. $15,000 of the secured credit facility was funded on closing. A second draw of up to $15,000 was available to the Company through October 31, 2019, upon satisfaction of either of the following: (i) the achievement by the Company of both non-inferiority and superiority primary endpoints from its Phase 3 uncomplicated urinary tract infection (uUTI) trial, as well as reporting satisfactory safety data from the trial, or (ii) the achievement of non-inferiority primary endpoints from both its Phase 3 uUTI and complicated urinary tract infection trials, as well as reporting satisfactory safety data from the trials. The Company did not satisfy the conditions for the second draw above before the deadline of October 31, 2019.

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the three months ended March 31, 2022. Interest accrued at a floating per annum rate equal to the greater of (i) 8.31% or (ii) 3.89% above the Wall Street Journal prime rate, and was payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, were due and paid on March 1, 2022 (the maturity date), effectively terminating the Loan and Security Agreement. The final payment fee of $630, which represented 4.2% of the funded loan, was accreted using the effective interest method over the life of the loan as interest expense.

In connection with the initial $15,000 draw, the Company issued SVB and Life Sciences Fund II LLC (LSF) warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s initial public offering (IPO)) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028.

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and were amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt was approximately 12.51% on March 1, 2022. The Company did not recognize any interest expense related to the Loan and Security Agreement during the three months ended March 31, 2023, and the Company recognized $16 of interest expense related to the Loan and Security Agreement during the three months ended March 31, 2022 including $6 related to the accretion of the debt discounts and deferred financing costs during the three months ended March 31, 2022.

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

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 88.4122 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.3107 per ordinary share) as of March 15, 2023, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to March 31, 2023, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have completed a non-cash exchange of their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2023 was $12,607.

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

The fair value of the derivative liability related to the Private Placement on January 21, 2020 was $27,038, and the fair value of the derivative liability related to the Rights Offering on September 8, 2020 was $82, both of which were recorded as a reduction to the book value of the host debt contract. This debt discount is being amortized to interest expense over the term of the debt using the effective interest method. Transaction costs amounting to $2,848 were allocated to the exchange option. These costs were reflected in financing transaction costs in the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. Transaction costs amounting to $2,814 were allocated to the debt host and capitalized in the host debt book value.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The Company recognized $205 of interest expense related to the Exchangeable Notes during the three months ended March 31, 2023 and $205 of interest expense related to the Exchangeable Notes during the three months ended March 31, 2022. The Company recognized $578 related to the amortization of the debt discounts and deferred financing costs during the three months ended March 31, 2023 and $578 related to the amortization of the debt discounts and deferred financing costs during the three months ended March 31, 2022. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and March 31, 2022. The balance of the Exchangeable Notes as of March 31, 2023 is as follows:

	March 31, 2023
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$5,260
September 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	22
Conversion of $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(39,201)	(2,697)
2025 Exchangeable Notes, net	12,607	2,585
Unamortized discount and debt issuance costs	(4,315)	—
2025 Exchangeable Notes, net	$8,292	$2,585

Payment Protection Program

On April 3, 2020, the U.S. Small Business Administration (SBA) launched the Paycheck Protection Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (Iterum US Limited), entered into the PPP loan with SVB under the Paycheck Protection Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due by the Company until the SBA remitted the forgiveness amount to Iterum US Limited or until after the 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest were due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020 and monthly amortization payments on the remaining loan balance of $404 began in December 2020. No principal repayments were made during the three months ended March 31, 2023 and principal repayments of $69 were made during the three months ended March 31, 2022. The Company recognized $0 of interest expense related to the loan agreement during the three months ended March 31, 2023 and 2022, respectively. All outstanding amounts were repaid on March 17, 2022, effectively terminating the PPP loan.

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 11 – Royalty-Linked Notes), as of March 31, 2023, for the following five fiscal years and thereafter were as follows:

Year Ending March 31,
2024	$—
2025	12,607
2026	—
2027	—
2028	—
Thereafter	104
Total	$12,711

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

Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the Company recognized the remaining unaccreted interest balance of $1,204 related to debt discounts and deferred financing costs under ASC 470, Debt, in the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. The balance of the RLNs at each reporting date is as follows:

March 31, 2023
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	4,551
Total liability related to the sale of future royalties at March 31, 2023	19,258
Current Portion	—
Long-term Portion	$19,258

December 31, 2022
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	3,665
Total liability related to the sale of future royalties at December 31, 2021	$18,372
Current Portion	—
Long-term Portion	$18,372

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

On October 7, 2022, the Company entered into a sales agreement with HC Wainwright, as agent, pursuant to which the Company may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415 (a)(4) promulgated under the Securities Act of 1933, as amended. During the three months ended March 31, 2023, the Company sold 184,094 ordinary shares under the “at-the-market” agreement at an average price of $1.32 per share for net proceeds of $0.2 million.

Beginning on January 21, 2021 to March 31, 2023, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2023 was $12,607.

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028. No warrants had been exercised as of March 31, 2023.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of March 31, 2023.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per ordinary share and will expire on June 30, 2025. As of March 31, 2023, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of March 31, 2023, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the February 2021 Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of March 31, 2023, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of March 31, 2023.

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of March 31, 2023.

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of March 31, 2023. The Company’s Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares in issue as of March 31, 2023 or December 31, 2022.

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

The Company granted 857,500 and 13,161 share options to employees and directors during the three months ended March 31, 2023 and 2022, respectively. There were 1,139,877 and 1,045,304 unvested employee and director share options outstanding as of March 31, 2023 and March 31, 2022, respectively. Total expense recognized related to employee share options was $177 and $1,681 for the three months ended March 31, 2023 and 2022, respectively. Total unamortized compensation expense related to employee share options was $1,615 and $19,917 as of March 31, 2023 and March 31, 2022, respectively, which is expected to be recognized over a remaining weighted average vesting period of 2.80 years and 3.24 years as of March 31, 2023 and March 31, 2022, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Three Months Ended
	March 31, 2023	March 31, 2022
Volatility	100%	130%
Expected term in years	6.00 - 6.25	5.50 - 6.25
Dividend rate	0%	0%
Risk-free interest rate	3.55% - 3.67%	1.9% - 2.55%
Share price	$1.00 - $1.04	$6.15 - $6.72
Fair value of option on grant date	$0.80 - $0.84	$5.55 - $6.00

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table summarizes total share option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2022	232,592	122,999	355,591
Granted	855,000	2,500	857,500
Exercised	—	—	—
Forfeited	—	—	—
Options outstanding March 31, 2023	1,087,592	125,499	1,213,091

The following table summarizes the number of options outstanding and the weighted-average exercise price as of March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2022	355,591	$7.49	9.12	$—
Granted	857,500	$1.00
Exercised	—
Forfeited	—
Options outstanding March 31, 2023	1,213,091	$2.90	9.67	$6
Exercisable at March 31, 2023	73,214	$19.42	8.02	$—

On July 7, 2022, certain of the Company's executive officers and employees agreed to the surrender and cancellation of certain previously granted share options for an aggregate of 906,800 ordinary shares in order to make additional shares available under the 2018 Plan.

Restricted Share Units (RSUs)

The Company did not grant any RSUs to employees and directors during the three months ended March 31, 2023 and 1,958 RSUs were granted to employees and directors during the three months ended March 31, 2022.

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of Company plans:

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2022	103,729	24,999	128,728
Granted	—	—	—
Shares vested	(39,289)	—	(39,289)
Forfeited	—	—	—
RSUs outstanding March 31, 2023	64,440	24,999	89,439

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2022	128,728	$9.87
Granted	—	—
Shares vested	(39,289)	$23.14
Forfeited	—	—
RSUs outstanding March 31, 2023	89,439	$4.04

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for our employees under our 2018 Plan and four years for our employees under our 2021 Inducement Plan. Total expense recognized

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

related to the RSUs was $216 and $214 for the three months ended March 31, 2023 and 2022, respectively. Total unamortized compensation expense related to the RSUs was $39 and $1,130 as of March 31, 2023 and March 31, 2022, respectively, which is expected to be recognized over a remaining average vesting period of 0.30 years and 1.96 years as of March 31, 2023 and March 31, 2022, respectively.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2023	2022
Research and development expense	$124	$526
General and administrative expense	269	1,369

There was a total of $1,654 and $21,047 unamortized share-based compensation expense for options and RSUs as of March 31, 2023 and March 31, 2022, respectively, which is expected to be recognized over a remaining average vesting period of 2.79 years and 3.16 years as of March 31, 2023 and March 31, 2022, respectively.

14. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2023 and 2022, the Company recorded an income tax expense of $123 and $427, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $37,123 and $36,059, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

16. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of March 31, 2023, $12,607 aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

17. Subsequent Events

On May 3, 2023, an additional 60,000,000 ordinary shares of $0.01 par value each were authorized by the shareholders at our 2023 Annual General Meeting of Shareholders (2023 Annual Meeting). In addition, we asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory preemption rights at our 2023 Annual Meeting, and to extend that authorization to the increase in authorized share capital that was approved. Our shareholders renewed the authorization of our board of directors to issue shares; however, although we received over 61% support of the votes cast on renewing the pre-emption rights opt-out authority, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of March 31, 2023, we had an accumulated deficit of $432.8 million. We expect to continue to incur significant expenses for the foreseeable future as we conduct additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the further clinical development of IV sulopenem and clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $51.8 million. We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2023 should be sufficient to fund our operating expenses and capital expenditure requirements until mid-2024, based on our current operating plan. However, this estimate is based on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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
•
general economic conditions, including inflation; and
•
maintaining a continued acceptable safety profile of the product candidates following approval.

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021, for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

Adjustments to Fair Value of Derivatives

Derivative liabilities, which consist of the embedded features in the Exchangeable Notes and RLNs, are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in the condensed consolidated statements of operations as adjustments to fair value of derivatives.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 16, 2023, involve the most judgment and complexity. Accordingly, we believe the policies set forth in such Annual Report on Form 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our operating loss and loss before income taxes for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Operating expenses:
Research and development	$(6,432)	$(3,440)	$(2,992)
General and administrative	(2,098)	(3,933)	1,835
Total operating expenses	(8,530)	(7,373)	(1,157)
Operating loss	(8,530)	(7,373)	(1,157)
Total other (expense) / income, net	(1,236)	4,300	(5,536)
Loss before income taxes	$(9,766)	$(3,073)	$(6,693)

Research and Development Expenses (in thousands)

	Three Months Ended
	March 31,
	2023	2022	Change
CRO and other preclinical and clinical trial expenses	$4,516	$1,053	$3,463
Personnel related (including share-based compensation)	973	1,406	(433)
Chemistry, manufacturing and control (CMC) related expenses	660	588	72
Consulting fees	283	393	(110)
Total research and development expenses	$6,432	$3,440	$2,992

The increase in CRO and other preclinical and clinical trial expenses of $3.5 million was primarily due to an increase in costs incurred to support our REASSURE trial, which began enrollment in October 2022. Personnel related costs decreased by $0.4 million primarily as a result of a decrease in share-based compensation expense. Personnel related costs for the three months ended March 31, 2023 and 2022 included share-based compensation expense of $0.1 million and $0.5 million, respectively. CMC related expenses increased by $0.1 million primarily as a result of the activities in support of our REASSURE trial. Consulting fees of $0.3 million decreased by $0.1 million primarily as a result of a reduction in regulatory consultants.

General and Administrative Expenses (in thousands)

	Three Months Ended
	March 31,
	2023	2022	Change
Personnel related (including share-based compensation)	$956	$2,196	$(1,240)
Facility related and other	750	973	(223)
Professional and consulting fees	392	764	(372)
Total general and administrative expenses	$2,098	$3,933	$(1,835)

Personnel related costs decreased by $1.2 million primarily as a result of a decrease in share-based compensation expense. Personnel related costs for the three months ended March 31, 2023 and 2022 included share-based compensation expense of $0.3 million and $1.4 million, respectively. Facility related and other costs decreased by $0.2 million primarily as a result of a decrease in rent expense and board fees. Facility related and other costs for the three months ended March 31, 2023 and 2022 included share-based compensation expense of $0.1 million and $0.1 million, respectively, for directors. Professional and consulting fees decreased by $0.4 million primarily as a result of a decrease in legal fees associated with the lawsuit filed in August 2021 and dismissed with prejudice in January 2023.

Total Other Income / (Expense), net

The following table summarizes our total other income/(expense), net for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Interest expense, net	$(399)	$(1,039)	$640
Adjustments to fair value of derivatives	(878)	5,177	(6,055)
Other income, net	41	162	(121)
Total other (expense) / income, net	$(1,236)	$4,300	$(5,536)

Interest Expense, Net

Interest expense, net decreased by $0.6 million for the three months ended March 31, 2023 primarily as a result of higher interest income on short-term investments and money market funds and lower unrealized losses on short-term investments.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $0.9 million for the three months ended March 31, 2023. This non-cash adjustment primarily related to an increase in the fair value of the RLNs due to the passage of time. Adjustments to the fair value of derivatives were $5.2 million for the three months ended March 31, 2022. This non-cash adjustment related to a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period and a decrease in the fair value of the RLNs due to a change to the expected timing of payments.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit. The decrease of $0.1 million is primarily related to an increase in foreign currency losses.

Liquidity and Capital Resources

Under Irish law, our board of directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, our articles of association contain, as permitted by Irish company law, provisions authorizing our board of directors to issue new shares, and to disapply statutory preemption rights. The authorization of our board of directors to issue shares and the disapplication of statutory preemption rights must both be renewed by the shareholders at least every five years. We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory preemption rights at our 2023 Annual General Meeting of Shareholders (2023 Annual Meeting), and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2023 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, although we received over 61% support of the votes cast on renewing the pre-emption rights opt-out authority, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 4.1 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of March 31, 2023 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will also first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently limited in the amount of ordinary shares we may sell in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the private placement which closed in January 2020 (the Private Placement) and the subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through March 31, 2023, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering in June 2020 (June 3, 2020 Offering) and the registered direct offering in June 2020 (June 30, 2020 Offering) and $1.8 million from the exercise of warrants issued in the June 30, 2020 Offering, net proceeds of $15.5 million from the underwritten offering in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October 2020 Offering, net proceeds of $42.1 million from the underwritten offering in February 2021 (February 2021 Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February 2021 Underwritten Offering and net proceeds of $32.2 million from the registered direct offering in February 2021 (February 2021 Registered Direct Offering).

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 7, 2022, we entered into a sales agreement (the Sales Agreement), with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the three months ended March 31, 2023, we sold 184,094 ordinary shares under the Sales Agreement at an average price of $1.32 per share for net proceeds of $0.2 million, after deducting commissions to HC Wainwright of $0.01 million.

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $51.8 million.

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

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 88.4122 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.3107 per ordinary share) as of March 31, 2023, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $15.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to March 31, 2023, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2023 was $12.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	(9,590)	(3,405)
Net cash provided by investing activities	5,106	9,593
Net cash provided by / (used in) financing activities	235	(2,251)
Effect of exchange rates on cash and cash equivalents	(12)	(22)
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(4,261)	$3,915

Operating Activities

During the three months ended March 31, 2023, operating activities used $9.6 million of cash, resulting from our net loss of $9.9 million and net cash used by changes in our operating assets and liabilities of $2.7 million, partially offset by net non-cash charges of $3.0 million.

During the three months ended March 31, 2022, operating activities used $3.4 million of cash, resulting from our net loss of $3.5 million and net non-cash charges of $0.9 million, partially offset by net cash provided by changes in our operating assets and liabilities of $1.0 million.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities of $5.1 million was related to the proceeds from the sale of short-term investments of $9.0 million, partially offset by the purchase of short-term investments of $3.9 million.

During the three months ended March 31, 2022, net cash provided by investing activities of $9.6 million was related to the proceeds from the sale of short-term investments of $20.9 million, partially offset by the purchase of short-term investments of $11.3 million.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities of $0.2 million was related to net proceeds from the sale of ordinary shares of $0.2 million pursuant to the Sales Agreement.

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

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $51.8 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements until mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Inflation generally affects us by increasing our cost of labor and certain services. We do not believe that inflation had a material effect on our financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase it may affect our expenses, such as employee compensation and research and development charges due to, for example, increases in the costs of labor and supplies. Additionally, the United States is experiencing a workforce shortage, which in turn has created a competitive wage environment that may also increase our operating costs in the future.

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
•
the impact of general economic conditions, including inflation; and

•
the outcome, impact, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. The disruption and volatility in the global and domestic capital markets resulting from heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia) may increase the cost of capital and limit our ability to access capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The RLNs, the Exchangeable Notes and the investor rights agreement we entered into in connection with the Private Placement each impose operating and other restrictions on us. Such restrictions affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends, incur additional indebtedness, undergo a change of control and enter into certain collaborations, strategic alliances or other similar partnerships, among other things. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. In addition, as described above, we are evaluating our corporate, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders while prudently managing our remaining resources.

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

Our operating lease obligations primarily consist of payments for office space and commercial property, which are described further in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Future contractual payments on operating lease obligations due within one year of March 31, 2023 are $0.6 million, and future contractual payments on operating lease obligations due greater than one year from March 31, 2023 are $1.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $51.8 million, consisting of cash, money market funds, commercial paper, corporate bonds and U.S. treasury and agency bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. An immediate interest rate increase of 100 basis points would result in a decrease of $0.1 million in the fair market value of our portfolio as of March 31, 2023. Such losses would only be realized if we sold the investments prior to maturity.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2023 and December 31, 2022, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2023 and 2022 or for the year ended December 31, 2022. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, our operations may be adversely affected by inflation in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of March 31, 2023, we had an accumulated deficit of $432.8 million, cash and cash equivalents of $16.8 million and short-term investments of $35.0 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021, in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the special protocol assessment (SPA) process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical Pharmacokinetics and Pharmacodynamics (PK/PD) studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units

(Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. On October 7, 2022, we entered into an at the market offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the quarter ended March 31, 2023, we sold 184,094 ordinary shares under the Sales Agreement at an average price of $1.32 per share for net proceeds of $0.2 million. As of March 31, 2023, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering and February 2021 Underwritten Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

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

Based on our current operating plan, we estimate that our cash, cash equivalents and short-term investments as of March 31, 2023 should be sufficient to fund our operating expenses until mid-2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors and various risks and uncertainties.

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

Furthermore, under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our Articles of Association or by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our Articles of Association or by way of a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory preemption rights at the 2023 Annual General Meeting of Shareholders (2023 Annual Meeting) and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2023 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, although we received over 61% support of the votes cast on renewing the pre-emption rights opt-out authority, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions. If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 4.1 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of March 31, 2023 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will also first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently limited in the amount of ordinary shares we may sell in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering.

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

In the CRL, the FDA determined that additional data are necessary to support approval for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone. The FDA recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such trial or the additional non-clinical PK/PD data will be adequate to support resubmission or approval of our NDA.

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

The EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the sales made under an at the market offering (ATM) pursuant to the Sales Agreement entered into with HC Wainwright, as agent, on October 7, 2022, as of March 15, 2023, the exchange rate of the Exchangeable Notes increased and the exchange price of the Exchangeable Notes adjusted to $11.3107 per ordinary share (at an adjusted exchange rate of 88.4122 shares per $1,000 of principal and interest on the Exchangeable Notes). As of March 31, 2023, $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

Depending on the public offering prices, the number of shares that we sell pursuant to our Sales Agreement with HC Wainwright as agent and any potential increase to the exchange rate of the Exchangeable Notes, we may not have sufficient authorized share capital or share issuance authorities to convert all of the Exchangeable Notes into ordinary shares following any sales of shares pursuant to the Sales Agreement and could be required to settle any exchanges with cash to the extent we do not have available authorized shares. If we elect to settle any exchanges in cash, or we do not have authorized and available ordinary shares needed to satisfy physical exchange of the Exchangeable Notes, our liquidity could be adversely affected and/or we may not have sufficient cash available at that time to satisfy such cash settlement. In addition, in the event we elect to settle exchanges of Exchangeable Notes with ordinary shares, we would be limited in our ability to issue equity for other purposes which could adversely affect our shareholders and our ability to raise additional capital. During the quarter ended March 31, 2023, we sold 184,094 ordinary shares under the Sales Agreement at an average price of $1.32 per share for net proceeds of $0.2 million.

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

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of March 31, 2023, $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three prior Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior preclinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing

Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial or the additional non-clincial PK/PD data will be adequate to support resubmission or approval of our NDA.

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

We hold our cash and cash equivalents that use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions. The balance held in these accounts typically exceeds the Federal Deposit Insurance Corporation (FDIC), standard deposit insurance limit or similar government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

For example, on March 10, 2023, Silicon Valley Bank (SVB), and Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA. As we work with the FDA to resolve the issues set out in the CRL, we will be delayed in obtaining, and may ultimately be unable to obtain, FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the prior Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Notwithstanding our interactions with the FDA to date, there can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our prior Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and had our NDA application accepted for review by the FDA in January 2021, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing Phase 3 clinical trial intended to support a resubmission of our NDA or that any data generated by such clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $5.055 on July 11, 2022, and a low price of $0.705 on December 27, 2022, in the twelve-month period ending on May 10, 2023. During this time, the price per ordinary share has ranged from an intra-day low of $0.601 per share to an intra-day high of $7.02 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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

On September 7, 2021, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (Nasdaq), indicating that, based on the closing bid price for the previous 30 consecutive business days, the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share (the Bid Price Rule). On August 17, 2022, we effected a one-for-fifteen reverse share split of our ordinary shares to regain compliance with the Nasdaq minimum bid price requirement. Trading of the ordinary shares on a reverse share split-adjusted basis began at the opening of trading on August 18, 2022.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of March 31, 2023, $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. The outstanding warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3, 2020 Offering, the June 30, 2020 Offering, the October 2020 Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders.

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

Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our Articles of Association or by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our Articles of Association or by way of a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory preemption rights at our 2023 Annual Meeting and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2023 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, although we received over 61% support of the votes cast on renewing the pre-emption rights opt-out authority, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 4.1 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of March 31, 2023 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will also first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently limited in the amount of ordinary shares we may sell in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

Since our inception, we have primarily funded our research and development activities, the commercialization of our products and our operations from the sale of equity securities. We will need to obtain substantial additional funding to achieve our business objectives. If we are unable to raise additional funds when needed, including through the sale of our ordinary shares for cash, we may be unable to pursue our business plans and strategy, and we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Therefore, we believe obtaining shareholder approval of the pre-emption rights dis-application proposal is critical to our ability to continue to fund our operations and achieve our business objectives.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
3.1	Amended and Restated Constitution of Iterum Therapeutics plc.		Form 8-K (Exhibit 3.1)	May 04, 2023	001-38503
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: May 12, 2023	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: May 12, 2023	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer