Form 10-Q
period 2023-06-30
Iterum Therapeutics plc
filed 2023-08-11
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 13,041,041 ordinary shares, $0.01 par value per share, outstanding.

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
•
our ability to continue as a going concern;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,734	$21,092
Short-term investments	30,998	39,712
Income taxes receivable	7	302
Prepaid expenses and other current assets	2,914	1,338
Total current assets	47,653	62,444
Intangible asset, net	861	1,719
Property and equipment, net	69	69
Restricted cash	34	34
Other assets	2,404	2,567
Total assets	$51,021	$66,833
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,715	$2,774
Accrued expenses	5,171	4,346
Derivative liability	154	196
Other current liabilities	1,789	1,748
Total current liabilities	$10,829	$9,064
Long-term debt, less current portion	11,666	10,094
Royalty-linked notes	20,251	18,372
Other liabilities	1,146	1,304
Total liabilities	$43,892	$38,834
Commitments and contingencies (Note 15)
Shareholders’ equity
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued at June 30, 2023 and December 31, 2022	—	—
Ordinary shares, $0.01 par value per share: 80,000,000 shares authorized at June 30, 2023; 20,000,000 shares authorized at December 31, 2022, 13,028,403 shares issued at June 30, 2023; 12,598,641 shares issued at December 31, 2022	130	126
Additional paid-in capital	452,084	451,150
Accumulated deficit	(445,059)	(422,927)
Accumulated other comprehensive loss	(26)	(350)
Total shareholders' equity	7,129	27,999
Total liabilities and shareholders’ equity	$51,021	$66,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$(8,964)	$(3,984)	$(15,396)	$(7,424)
General and administrative	(1,858)	(4,066)	(3,956)	(7,999)
Total operating expenses	(10,822)	(8,050)	(19,352)	(15,423)
Operating loss	(10,822)	(8,050)	(19,352)	(15,423)
Interest expense, net	(324)	(766)	(723)	(1,805)
Adjustments to fair value of derivatives	(960)	2,155	(1,838)	7,332
Other income, net	50	269	91	431
Total other (expense) / income	(1,234)	1,658	(2,470)	5,958
Loss before income taxes	(12,056)	(6,392)	(21,822)	(9,465)
Income tax expense	(187)	(343)	(310)	(770)
Net loss	$(12,243)	$(6,735)	$(22,132)	$(10,235)
Net loss per share – basic and diluted	$(0.95)	$(0.55)	$(1.73)	$(0.84)
Weighted average ordinary shares outstanding – basic and diluted	12,942,969	12,224,324	12,812,398	12,208,961
Statements of Comprehensive Income
Net loss	$(12,243)	$(6,735)	$(22,132)	$(10,235)
Other comprehensive income:
Unrealized gain on marketable securities	105	—	324	—
Comprehensive loss	$(12,138)	$(6,735)	$(21,808)	$(10,235)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,132)	$(10,235)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	16	55
Amortization of intangible asset	858	858
Share-based compensation expense	503	3,879
Interest on short-term investments	54	(123)
Amortization of debt discount and deferred financing costs	1,162	1,157
Interest on exchangeable notes - non-cash	410	410
Adjustments to fair value of derivatives	1,838	(7,332)
Other	946	1,894
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,729)	(1,366)
Accounts payable	942	(92)
Accrued expenses	812	1,797
Income taxes	302	(128)
Other liabilities	(204)	(443)
Net cash used in operating activities	(17,222)	(9,669)
Cash flows from investing activities:
Purchases of property, plant and equipment	(16)	(10)
Purchases of short-term investments	(26,859)	(34,858)
Proceeds from sale of short-term investments	36,328	28,600
Net cash provided by (used in) investing activities	9,453	(6,268)
Cash flows from financing activities:
Repayments of long-term debt	—	(2,251)
Proceeds from issuance of ordinary shares, net of transaction costs	435	—
Net cash provided by / (used in) financing activities	435	(2,251)
Effect of exchange rates on cash and cash equivalents	(24)	(49)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(7,358)	(18,237)
Cash, cash equivalents and restricted cash, at beginning of period	21,126	27,510
Cash, cash equivalents and restricted cash, at end of period	$13,768	$9,273
Supplemental Disclosure of Cash Flow Information:
Income taxes paid - U.S.	$11	$898
Interest paid	$—	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share data)

(Unaudited)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at March 31, 2023	12,805,833	$128	$451,776	$(432,816)	$(131)	$18,957
Issuance of ordinary shares, net	222,570	2	198			200
Share-based compensation expense			110			110
Net loss				(12,243)		(12,243)
Unrealized gain on available-for-sale securities					105	105
Balance at June 30, 2023	13,028,403	$130	$452,084	$(445,059)	$(26)	$7,129

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2022	12,598,641	$126	$451,150	$(422,927)	$(350)	$27,999
Issuance of ordinary shares, net	429,762	4	431			435
Share-based compensation expense			503			503
Net loss				(22,132)		(22,132)
Unrealized gain on available-for-sale securities					324	324
Balance at June 30, 2023	13,028,403	$130	$452,084	$(445,059)	$(26)	$7,129

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at March 31, 2022	12,223,561	$122	$430,506	$(381,993)	$—	$48,635
Issuance of ordinary shares, net	9,813	—	2	—	—	2
Share-based compensation expense	—	—	1,984	—	—	1,984
Net loss	—	—	—	(6,735)		(6,735)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—
Balance at June 30, 2022	12,233,374	$122	$432,492	$(388,728)	$—	$43,886

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2021	12,185,019	$122	$428,605	$(378,493)	$—	$50,234
Issuance of ordinary shares, net	48,355	—	8	—	—	8
Share-based compensation expense	—	—	3,879	—	—	3,879
Net loss	—	—	—	(10,235)	—	(10,235)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—
Balance at June 30, 2022	12,233,374	$122	$432,492	$(388,728)	$—	$43,886

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan (both of which have been repaid), payments received under the CARB-X program and proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $22,132 and $10,235 for the six months ended June 30, 2023 and 2022, respectively, and a net loss of $44,434 for the year ended December 31, 2022. The Company had an accumulated deficit of $445,059 as of June 30, 2023 and expects to continue to incur net losses for the foreseeable future. Management believes that its cash and cash equivalents balance of $13,734 and short-term investments balance of $30,998 at June 30, 2023 are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. In making this assessment management have considered the Company’s available cash resources, future financing options available to the Company, the planned operations of the Company and the ability to adjust its plans if required. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, which could adversely affect its business prospects.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2023, and results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022 have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is $17 as of June 30, 2023 relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) from the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 as of June 30, 2023 relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) from the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 as of June 30, 2023 relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). These restricted cash amounts are unchanged from December 31, 2022. On the closing date of each of the registered direct offerings in June 2020 (June 3 Offering) and July 2020 (June 30 Offering) and the underwritten offering in the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

	Three and Six Months Ended
	June 30, 2023	June 30, 2022
Options to purchase ordinary shares	1,125,991	1,221,095
Unvested restricted share units	38,540	123,521
Warrants	480,186	480,186
Exchangeable Notes	1,386,255	1,252,517
Total	3,030,972	3,077,319

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

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expenses	2023	2022	2023	2022
Ireland	$9,485	$5,078	$16,553	$9,627
U.S.	1,336	2,966	2,776	5,777
Bermuda	1	6	23	19
Total	$10,822	$8,050	$19,352	$15,423

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	June 30, 2023	December 31, 2022
Ireland	$3,077	$4,052
U.S.	257	303
Total	$3,334	$4,355

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

June 30, 2023
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Commercial paper	$9,142	$—	$9,142	$—
U.S. Treasury bonds	21,856	—	21,856	—
	$30,998	$—	$30,998	$—

December 31, 2022
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$7,781	$—	$7,781	$—
Commercial paper	15,232	—	15,232	—
U.S. Treasury bonds	16,699	—	16,699	—
	$39,712	$—	$39,712	$—

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table presents information about the Company’s Exchangeable Notes, derivative liability and RLNs and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

June 30, 2023	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable note	$11,666	$11,959	$—	$11,959	$—
Derivative liability - exchange option and change of control	154	154	—	—	154
Revenue Futures
Royalty-linked notes	20,251	20,251	—	—	20,251
Total	$32,071	$32,364	$—	$11,959	$20,405

December 31, 2022	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable note	$10,094	$10,827	$—	$10,827	$—
Derivative liability - exchange option and change of control	196	196	—	—	196
Revenue Futures
Royalty-linked notes	18,372	18,372	—	—	18,372
Total	$28,662	$29,395	$—	$10,827	$18,568

The fair value of Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture), without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of June 30, 2023 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 10 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium were presented as a derivative liability upon issuance of the Exchangeable Notes under the Private Placement and Rights Offering and are subsequently remeasured to fair value at the end of each reporting period. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 89.8595 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.1285 per ordinary share) as of June 13, 2023, which was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Beginning on January 21, 2021 to June 30, 2023, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2023 was $12,607. The fair value of the exchange option at June 30, 2023 amounted to $38.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Notes Indenture, the Company will be required to pay each holder of an Exchangeable Note the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The derivative liability, representing the change of control feature, was recorded at a fair value of $116 at June 30, 2023.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The fair value of each component of the derivative liability was determined using the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the derivative liability as of June 30, 2023 include the terms of the Exchangeable Notes Indenture, the Company’s share price and market capitalization, the expected annual volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture and the risk-free interest rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's derivative liability for the six months ended June 30, 2023:

June 30, 2023
Balance at December 31, 2022	$196
Conversion of Exchangeable Notes	—
Adjustment to fair value	(42)
Balance at period end	$154

The following summary table shows the assumptions used in the binomial option pricing model to estimate the fair value of the derivative liabilities:

	June 30, 2023	December 31, 2022
Share price	$1.07	$0.84
Market capitalization	$13,940,391	$10,582,858
Volatility	100%	100%
Risk-free interest rate	5.14%	4.46%
Dividend rate	0%	0%

The additional significant assumption used in the DCF model to estimate the fair value of the change of control feature at June 30, 2023 was management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture.

The RLN liability is carried at fair value on the condensed consolidated balance sheet (see Note 11 – Royalty-Linked Notes). The total fair value of $20,251 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (the RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 22%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term Investments

The Company classifies its short-term investments as available-for-sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at quarter end consist of commercial paper and U.S. Treasury bonds with maturities of more than three months at the date of purchase. Short-term investments as of June 30, 2023 have a weighted average maturity of 0.3 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the amortized cost and fair value of investments are represented by unrealized gains or losses. The fair value of corporate bonds, commercial paper and U.S. Treasury bonds are represented by Level 2 fair value measurements - quoted price for a similar asset, or other observable inputs such as interest rates or yield curves.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table represents the Company’s available for sale short-term investments by major security type as of June 30, 2023 and December 31, 2022:

June 30, 2023					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Commercial paper	$9,151	$—	$(9)	$9,142	$9,142		$—
U.S. Treasury bonds	21,875	8	(27)	21,856	21,856		—
Total	$31,026	$8	$(36)	$30,998	$30,998		$—

December 31, 2022					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$7,836	$—	$(55)	$7,781	$7,781	$
Commercial paper	15,230	2	—	15,232	15,232		—
U.S. Treasury bonds	16,996	—	(297)	16,699	16,699		—
Total	$40,062	$2	$(352)	$39,712	$39,712	$

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022
Prepaid research and development expenses	$1,610	$458
Prepaid insurance	971	592
Research and development tax credit receivable	120	118
Other prepaid assets	213	170
Total	$2,914	$1,338

6. Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	June 30, 2023	December 31, 2022
Gross intangible asset	$5,148	$5,148
Less: accumulated amortization	(4,287)	(3,429)
	$861	$1,719

On December 10, 2021, the Company entered into an amendment to an agreement with a supplier whereby advance payments made from June 2016 to January 2020 are being set against a reservation fee for a tableting facility for the period from January 1, 2021 to December 31, 2023. This reservation right is being amortized over the three year term of the amended agreement.

7. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	June 30, 2023	December 31, 2022
Leasehold improvements	$148	$148
Furniture and fixtures	120	120
Computer equipment	101	85
	369	353
Less: accumulated depreciation	(300)	(284)
	$69	$69

Depreciation expense was $16 for the six months ended June 30, 2023 and $84 for the year ended December 31, 2022.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

8. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have remaining terms which range from 0.33 years to 5.0 years. The renewal option on one lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025. The renewal option on another lease was derecognized in June 2022 as it is no longer reasonably certain that the option will be exercised, resulting in a reduction in the remaining term from 16 to six years. In September 2020, the Company entered into a sublease agreement for a commercial unit that extends through September 2023. In November 2021, the Company entered into a 12-month lease, with a rolling extension, for office space, and in May 2022, the Company entered into a 6-month lease for office space, which was extended to November 2023 and has elected not to apply the measurement and recognition requirements of ASC 842 to these short-term leases as any renewal term exercised or considered reasonably certain of exercise by the Company does not extend more than 12 months from the end of the previously determined lease term. Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at lease commencement date for the purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date. All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $108 and $214 of operating lease costs for right-of-use assets during the three and six months ended June 30, 2023, respectively, and $264 and $410 of operating lease costs for right-of-use assets during the three and six months ended June 30, 2022, respectively. The Company recognized $73 and $145 of rental expense on the short-term leases during the three and six months ended June 30, 2023, respectively, and $88 and $121 of rental expense on the short-term leases during the three and six months ended June 30, 2022, respectively. The Company recognized $75 and $151 of sublease income during the three and six months ended June 30, 2023, respectively, and $72 and $148 of sublease income during the three and six months ended June 30, 2022, respectively.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash paid for operating lease liabilities	$103	$269	$204	$443

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term	4.59 years	5.04 years
Weighted-average discount rate	5.4%	5.5%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	June 30, 2023	December 31, 2022
Other assets	$1,596	$1,770

Other current liabilities	$348	$332
Other liabilities	1,146	1,304
Total lease liabilities	$1,494	$1,636

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2023 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended June 30,
2024	$414
2025	409
2026	300
2027	300
2028	225
Thereafter	—
$1,648
Less imputed interest	(154)
Total lease liabilities	$1,494

9. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Accrued clinical trial costs	$3,471	$1,549
Accrued payroll and bonus expenses	1,407	1,971
Accrued professional fees	99	606
Accrued other expenses	194	220
Total	$5,171	$4,346

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and were amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt was approximately 12.51% on March 1, 2022. The Company did not recognize any interest expense related to the Loan and Security Agreement during the three and six months ended June 30, 2023, and the Company recognized $0 and $16 of interest expense related to the Loan and Security Agreement during the three and six months ended June 30, 2022, respectively, including $0 and $6 related to the accretion of the debt discounts and deferred financing costs during the three and six months ended June 30, 2022, respectively.

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

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 89.8595 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.1285 per ordinary share) as of June 13, 2023, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to June 30, 2023, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have completed a non-cash exchange of their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2023 was $12,607.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The Company recognized $205 and $410 of interest expense related to the Exchangeable Notes during the three and six months ended June 30, 2023, respectively, and $205 and $410 of interest expense related to the Exchangeable Notes during the three and six months ended June 30, 2022, respectively. The Company recognized $584 and $1,162 related to the amortization of the debt discounts and deferred financing costs during the three and six months ended June 30, 2023, respectively, and $584 and $1,162 related to the amortization of the debt discounts and deferred financing costs during the three and six months ended June 30, 2022, respectively. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss. The balance of the Exchangeable Notes as of June 30, 2023 is as follows:

	June 30, 2023
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$5,463
September 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	24
Conversion of $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(39,201)	(2,697)
2025 Exchangeable Notes, net	12,607	2,790
Unamortized discount and debt issuance costs	(3,731)	—
2025 Exchangeable Notes, net	$8,876	$2,790

Payment Protection Program

On April 3, 2020, the U.S. Small Business Administration (SBA) launched the Paycheck Protection Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (Iterum US Limited), entered into the PPP loan with SVB under the Paycheck Protection Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due by the Company until the SBA remitted the forgiveness amount to Iterum US Limited or until after the 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest were due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020 and monthly amortization payments on the remaining loan balance of $404 began in December 2020. No principal repayments were made during the three and six months ended June 30, 2023, respectively, and principal repayments of $0 and $69 were made during the three and six months ended June 30, 2022, respectively. The Company recognized no interest expense related to the loan agreement during the three and six months ended June 30, 2023 and $0 and $0 interest expense during the three and six months ended June 30, 2022, respectively. All outstanding amounts were repaid on March 17, 2022, effectively terminating the PPP loan.

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 11 – Royalty-Linked Notes), as of June 30, 2023, for the following five fiscal years and thereafter were as follows:

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

In accordance with exceptions allowed under ASC 815-10, Derivatives and Hedging, this transaction was initially accounted for as a debt liability under ASC 470, Debt. Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the RLNs are accounted for as a derivative and are remeasured to fair value at each reporting date. In accordance with ASC 815, the fair value of the RLNs is determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The Company periodically assesses the revenue forecasts of the specified sulopenem products and the related payments. The Company has no obligation to pay any amount to the noteholders until the net revenue of the specified products are earned.

The balance of the RLNs at each reporting date is as follows:

June 30, 2023
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	5,544
Total liability related to the sale of future royalties at June 30, 2023	20,251
Current Portion	—
Long-term Portion	$20,251

December 31, 2022
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	3,665
Total liability related to the sale of future royalties at December 31, 2021	$18,372
Current Portion	—
Long-term Portion	$18,372

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

Ordinary Shares

At the Company’s annual general meeting of shareholders on May 3, 2023, the Company’s shareholders approved an increase of 60,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Association were amended accordingly. The Company has authorized ordinary shares of 80,000,000 ordinary shares of $0.01 par value each as of June 30, 2023. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares currently have preemptive rights over 60,000,000 ordinary shares and no preemptive or other subscription rights over 20,000,00 ordinary shares. There are no redemption or sinking fund provisions with respect to the authorized ordinary shares.

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

On October 7, 2022, the Company entered into a sales agreement with HC Wainwright, as agent, pursuant to which the Company may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415 (a)(4) promulgated under the Securities Act of 1933, as amended. During the six months ended June 30, 2023, the Company sold 355,765 ordinary shares under the “at-the-market” agreement at an average price of $1.27 per share for net proceeds of $0.4 million.

Beginning on January 21, 2021 to June 30, 2023, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2023 was $12,607.

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028. No warrants had been exercised as of June 30, 2023.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of June 30, 2023.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per ordinary share and will expire on June 30, 2025. As of June 30, 2023, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of June 30, 2023, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the February 2021 Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of June 30, 2023, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of June 30, 2023.

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of June 30, 2023.

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of June 30, 2023. The Company’s Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares in issue as of June 30, 2023 or December 31, 2022.

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

The Company granted 857,500 and 152,456 share options to employees and directors during the six months ended June 30, 2023 and 2022, respectively. There were 949,235 and 953,721 unvested employee and director share options outstanding as of June 30, 2023 and June 30, 2022, respectively. Total expense recognized related to employee share options was $74 and $251 for the three and six months ended June 30, 2023, respectively, and $1,682 and $3,363 for the three and six months ended June 30, 2022, respectively. Total unamortized compensation expense related to employee share options was $1,394 and $18,589 as of June 30, 2023 and June 30, 2022, respectively, which is expected to be recognized over a remaining weighted average vesting period of 2.57 years and 2.74 years as of June 30, 2023 and June 30, 2022, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Six Months Ended
	June 30, 2023	June 30, 2022
Volatility	100%	110% - 130%
Expected term in years	6.00 - 6.25	5.50 - 6.25
Dividend rate	0%	0%
Risk-free interest rate	3.55% - 3.67%	1.9% - 3.53%
Share price	$1.00 - $1.04	$3.00 - $6.72
Fair value of option on grant date	$0.80 - $0.84	$2.40 - $6.00

The following table summarizes total share option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2022	232,592	122,999	355,591
Granted	855,000	2,500	857,500
Exercised	—	—	—
Forfeited	(87,100)	—	(87,100)
Options outstanding June 30, 2023	1,000,492	125,499	1,125,991

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table summarizes the number of options outstanding and the weighted-average exercise price as of June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2022	355,591	$7.49	9.12	$—
Granted	857,500	$1.00
Exercised	—
Forfeited	(87,100)	$2.08
Options outstanding June 30, 2023	1,125,991	$2.97	9.32	$60
Exercisable at June 30, 2023	176,756	$10.11	7.67	$—

Restricted Share Units (RSUs)

The Company did not grant any RSUs to employees and directors during the six months ended June 30, 2023 and 52,857 RSUs were granted to employees and directors during the six months ended June 30, 2022.

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of Company plans:

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2022	103,729	24,999	128,728
Granted	—	—	—
Shares vested	(90,188)	—	(90,188)
Forfeited	—	—	—
RSUs outstanding June 30, 2023	13,541	24,999	38,540

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2022	128,728	$9.87
Granted	—	—
Shares vested	(90,188)	$11.83
Forfeited	—	—
RSUs outstanding June 30, 2023	38,540	$5.29

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for our employees under our 2018 Plan and four years for our employees under our 2021 Inducement Plan. Total expense recognized related to the RSUs was $36 and $252 for the three and six months ended June 30, 2023 , respectively, and $302 and $516 for the three and six months ended June 30, 2022, respectively. Total unamortized compensation expense related to the RSUs was $3 and $989 as of June 30, 2023 and June 30, 2022, respectively, which is expected to be recognized over a remaining average vesting period of 0.25 years and 1.54 years as of June 30, 2023 and June 30, 2022, respectively.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$95	$614	$219	$1,140
General and administrative expense	15	1,370	284	2,739

There was a total of $1,397 and $19,578 unamortized share-based compensation expense for options and RSUs as of June 30, 2023 and June 30, 2022, respectively, which is expected to be recognized over a remaining average vesting period of 2.57 years and 2.61 years as of June 30, 2023 and June 30, 2022, respectively.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

14. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the six months ended June 30, 2023 and 2022, the Company recorded an income tax expense of $310 and $770, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $38,374 and $36,059, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

16. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of June 30, 2023, $12,607 aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

17. Subsequent Events

On August 1, 2023, the Company asked its shareholders to renew the disapplication of statutory pre-emption rights over authorized shares at an extraordinary general meeting of shareholders (the "EGM"). Although the Company received over 62% support of the votes cast on renewing the pre-emption rights opt-out authority at the EGM, the Company did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of June 30, 2023, we had an accumulated deficit of $445.1 million. We expect to continue to incur significant expenses for the foreseeable future as we conduct additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the further clinical development of IV sulopenem and clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $44.7 million. We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2023 are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. In making this assessment we have considered our available cash resources, future financing options available to us, our planned operations and our ability to adjust our plans if required. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

In addition, we are currently evaluating our corporate, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders while prudently managing our resources. These alternatives could potentially include the licensing, sale or divestiture of our assets or proprietary technologies, a sale of our company, a merger or other business combination or another strategic transaction involving us. The evaluation of corporate, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

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

Interest Expense, Net

Interest expense, net consists of interest accrued and amortization of debt costs with respect to the 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes), realized gains and losses on our short-term investments, interest earned on our cash and cash equivalents, which are generally invested in money market accounts, interest earned on our investments in marketable securities and interest incurred and amortization of debt costs on our loan from Silicon Valley Bank (SVB) (fully repaid in March 2022) and interest incurred on our note received under the Payment Protection Program (the PPP loan) (fully repaid in March 2022). Interest on the Exchangeable Notes is not payable until maturity of the instrument unless exchanged prior to maturity in accordance with the terms of the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture) at which time any accrued and unpaid interest becomes due and payable.

Adjustments to Fair Value of Derivatives

Derivative liabilities, which consist of the RLNs and the embedded features in the Exchangeable Notes, are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in the condensed consolidated statements of operations as adjustments to fair value of derivatives.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our operating loss and loss before income taxes for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Change
Operating expenses:
Research and development	$(8,964)	$(3,984)	$(4,980)
General and administrative	(1,858)	(4,066)	2,208
Total operating expenses	(10,822)	(8,050)	(2,772)
Operating loss	(10,822)	(8,050)	(2,772)
Total other (expense) / income, net	(1,234)	1,658	(2,892)
Loss before income taxes	$(12,056)	$(6,392)	$(5,664)

Research and Development Expenses (in thousands)

	Three Months Ended
	June 30,
	2023	2022	Change
CRO and other preclinical and clinical trial expenses	$7,068	$1,396	$5,672
Personnel related (including share-based compensation)	928	1,427	(499)
Chemistry, manufacturing and control (CMC) related expenses	697	868	(171)
Consulting fees	271	293	(22)
Total research and development expenses	$8,964	$3,984	$4,980

The increase in CRO and other preclinical and clinical trial expenses of $5.7 million was primarily due to an increase in costs incurred to support our REASSURE trial, which began enrollment in October 2022. Personnel related costs decreased by $0.5 million primarily as a result of a decrease in share-based compensation expense. Personnel related costs for the three months ended June 30, 2023 and 2022 included share-based compensation expense of $0.1 million and $0.6 million, respectively. CMC related expenses decreased by $0.2 million primarily as a result of activities in 2022 in preparation for our REASSURE trial. Consulting fees of $0.3 million were flat to prior year.

General and Administrative Expenses (in thousands)

	Three Months Ended
	June 30,
	2023	2022	Change
Personnel related (including share-based compensation)	$827	$2,179	$(1,352)
Facility related and other	665	1,059	(394)
Professional and consulting fees	366	828	(462)
Total general and administrative expenses	$1,858	$4,066	$(2,208)

Personnel related costs decreased by $1.4 million primarily as a result of a decrease in share-based compensation expense. Personnel related costs for the three months ended June 30, 2023 and 2022 included share-based compensation expense of $0.0 million and $1.2 million, respectively. Facility related and other costs decreased by $0.4 million primarily as a result of a decrease in rent expense and board fees. Facility related and other costs for the three months ended June 30, 2023 and 2022 included share-based compensation expense of $0.0 million and $0.1 million, respectively, for directors. Professional and consulting fees decreased by $0.5 million primarily as a result of a decrease in legal fees incurred in connection with the lawsuit filed in August 2021 and dismissed with prejudice in January 2023.

Total Other (Expense) / Income, net

The following table summarizes our total other (expense) / income, net for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Change
Interest expense, net	$(324)	$(766)	$442
Adjustments to fair value of derivatives	(960)	2,155	(3,115)
Other income, net	50	269	(219)
Total other (expense) / income, net	$(1,234)	$1,658	$(2,892)

Interest Expense, Net

Interest expense, net decreased by $0.4 million for the three months ended June 30, 2023 primarily as a result of higher interest income on short-term investments and money market funds and lower unrealized losses on short-term investments.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $1.0 million for the three months ended June 30, 2023. This non-cash adjustment primarily related to an increase in the fair value of the RLNs due to the passage of time. Adjustments to the fair value of derivatives were $2.2 million for the three months ended June 30, 2022. This non-cash adjustment related to a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period, partially offset by an increase in the fair value of the RLNs due to timing.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit. The decrease of $0.2 million is primarily related to an increase in foreign currency losses.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our operating losses and loss before income tax for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
Operating expenses:
Research and development	$(15,396)	$(7,424)	$(7,972)
General and administrative	(3,956)	(7,999)	4,043
Total operating expenses	(19,352)	(15,423)	(3,929)
Operating loss	(19,352)	(15,423)	(3,929)
Total other (expense) / income, net	(2,470)	5,958	(8,428)
Loss before income taxes	$(21,822)	$(9,465)	$(12,357)

Research and Development Expenses (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
CRO and other preclinical and clinical trial expenses	$11,583	$2,449	$9,134
Personnel related (including share-based compensation)	1,901	2,833	(932)
Chemistry, manufacturing and control (CMC) related expenses	1,357	1,456	(99)
Consulting fees	555	686	(131)
Total research and development expenses	$15,396	$7,424	$7,972

The increase in CRO and other preclinical and clinical trial expenses of $9.1 million was primarily due to an increase in costs incurred to support our REASSURE trial, which began enrollment in October 2022. Personnel related costs decreased by $0.9 million primarily as a result of a decrease in share-based compensation expense. Personnel related costs for the six months ended June 30, 2023 and 2022 included share-based compensation expense of $0.2 million and $1.1 million, respectively. CMC related expenses decreased by $0.1 million primarily as a result of activities in 2022 in preparation for our REASSURE trial. Consulting fees of $0.6 million decreased by $0.1 million primarily as a result of a reduction in expenses from regulatory consultants.

General and Administrative Expenses (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
Personnel related (including share-based compensation)	$1,783	$4,375	$(2,592)
Facility related and other	1,415	2,032	(617)
Professional and consulting fees	758	1,592	(834)
Total general and administrative expenses	$3,956	$7,999	$(4,043)

Personnel related costs decreased by $2.6 million primarily as a result of a decrease in share-based compensation expense. Personnel related costs for the six months ended June 30, 2023 and 2022 included share-based compensation expense of $0.2 million and $2.5 million, respectively. Facility related and other costs decreased by $0.6 million primarily as a result of a decrease in rent expense and board fees. Facility related and other costs for the six months ended June 30, 2023 and 2022 included share-based compensation expense of $0.1 million and $0.3 million, respectively, for directors. Professional and consulting fees decreased by $0.8 million primarily as a result of a decrease in legal fees incurred in connection with the lawsuit filed in August 2021 and dismissed with prejudice in January 2023.

Total Other (Expense) / Income, Net

The following table summarizes our total other (expense) / income, net for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
Interest expense, net	$(723)	$(1,805)	$1,082
Adjustments to fair value of derivatives	(1,838)	7,332	(9,170)
Other income, net	91	431	(340)
Total other (expense) / income, net	$(2,470)	$5,958	$(8,428)

Interest Expense, Net

Interest expense, net decreased by $1.1 million for the six months ended June 30, 2023 primarily as a result of higher interest income on short-term investments and money market funds and lower unrealized losses on short-term investments.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $1.8 million for the six months ended June 30, 2023. This non-cash adjustment primarily related to an increase in the fair value of the RLNs due to the passage of time. Adjustments to the fair value of the derivative liability were $7.3 million for the six months ended June 30, 2022. This non-cash adjustment related to a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period and a decrease in the fair value of the RLNs due to a change to the expected timing of payments.

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit. The decrease of $0.3 million is primarily related to an increase in foreign currency losses.

Liquidity and Capital Resources

Under Irish law, our board of directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory pre-emption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Our board of directors was initially authorized under our articles of association to issue new shares, and to disapply statutory pre-emption rights. The authorization of our board of directors to issue shares and the disapplication of statutory pre-emption rights must both be renewed by the shareholders at least every five years. We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory pre-emption rights at our 2023 Annual General Meeting of Shareholders ("2023 Annual Meeting"), and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2023 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, we did not receive approval on the disapplication of statutory pre-emption rights. We asked our shareholders again to renew the disapplication of statutory pre-emption rights over the authorized but unissued share capital at an extraordinary general meeting of the Company on August 1, 2023 (the "EGM") however, although we received over 62% support of the votes cast on renewing the pre-emption rights opt-out authority at the EGM, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 5.2 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of June 30, 2023 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently very limited in the amount of ordinary shares we may sell in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. While we currently intend to again seek the approval of our shareholders to disapply the statutory pre-emption rights generally, there is no guarantee that such approval will be forthcoming. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the private placement which closed in January 2020 (the Private Placement) and the subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through June 30, 2023, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering in June 2020 (June 3, 2020 Offering) and the registered direct offering in June 2020 (June 30, 2020 Offering) and $1.8 million from the exercise of warrants issued in the June 30, 2020 Offering, net proceeds of $15.5 million from the underwritten offering in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October 2020 Offering, net proceeds of $42.1 million from the underwritten offering in February 2021 (February 2021 Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February 2021 Underwritten Offering and net proceeds of $32.2 million from the registered direct offering in February 2021 (February 2021 Registered Direct Offering).

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 7, 2022, we entered into a sales agreement (the Sales Agreement), with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the six months ended June 30, 2023, we sold 355,765 ordinary shares under the Sales Agreement at an average price of $1.27 per share for net proceeds of $0.4 million, after deducting commissions to HC Wainwright of $0.01 million.

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $44.7 million.

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

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 89.8595 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.1285 per ordinary share) as of June 13, 2023, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $15.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to June 30, 2023, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2023 was $12.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	(17,222)	(9,669)
Net cash provided by / (used in) investing activities	9,453	(6,268)
Net cash provided by / (used in) financing activities	435	(2,251)
Effect of exchange rates on cash and cash equivalents	(24)	(49)
Net decrease in cash, cash equivalents and restricted cash	$(7,358)	$(18,237)

Operating Activities

During the six months ended June 30, 2023, operating activities used $17.2 million of cash, resulting from our net loss of $22.1 million and net cash used by changes in our operating assets and liabilities of $0.9 million, partially offset by net non-cash charges of $5.8 million.

During the six months ended June 30, 2022, operating activities used $9.7 million of cash, resulting from our net loss of $10.2 million and net cash used by changes in our operating assets and liabilities of $0.2 million, partially offset by net non-cash charges of $0.8 million.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities of $9.5 million was related to the proceeds from the sale of short-term investments of $36.3 million, partially offset by the purchase of short-term investments of $26.9 million.

During the six months ended June 30, 2022, net cash used in investing activities of $6.3 million was related to the purchase of short-term investments of $34.9 million, partially offset by proceeds from the sale of short-term investments of $28.6 million.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities of $0.4 million was related to net proceeds from the sale of ordinary shares of $0.4 million pursuant to the Sales Agreement.

During the six months ended June 30, 2022, net cash used in financing activities of $2.3 million was related to principal repayments made to SVB under the Loan and Security Agreement, including a final payment fee and the PPP loan. Both loans were repaid in full in March 2022.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we conduct our ongoing REASSURE clinical trial, seek potential marketing approval for oral sulopenem, resume any pre-commercialization activities and pursue the development of our sulopenem program in additional indications through preclinical and clinical development.

We believe that our existing cash, cash equivalents and short-term investments of $44.7 million as of June 30, 2023 are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. In making this assessment we have considered our available cash resources, future financing options available to us, our planned operations and our ability to adjust our plans if required. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs. There was no payment due for each of the Payment Measuring Periods through the payment measuring period ending June 30, 2023. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return).

Our operating lease obligations primarily consist of payments for office space and commercial property, which are described further in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Future contractual payments on operating lease obligations due within one year of June 30, 2023 are $0.5 million, and future contractual payments on operating lease obligations due greater than one year from June 30, 2023 are $1.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $44.7 million, consisting of cash, money market funds, commercial paper, corporate bonds and U.S. treasury and agency bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. An immediate interest rate increase of 100 basis points would result in a decrease of $0.1 million in the fair market value of our portfolio as of June 30, 2023. Such losses would only be realized if we sold the investments prior to maturity.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2023 and December 31, 2022, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the six months ended June 30, 2023 and 2022 or for the year ended December 31, 2022. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, the Company have been subject to various claims, charges, and litigation. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results or financial condition.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of June 30, 2023, we had an accumulated deficit of $445.1 million, cash and cash equivalents of $13.7 million and short-term investments of $31.0 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021, in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the special protocol assessment (SPA) process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical Pharmacokinetics and Pharmacodynamics (PK/PD) studies to support dose selection for the proposed treatment indication(s). We have completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. On October 7, 2022, we entered into an at the market offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the six months ended June 30, 2023, we sold 355,765 ordinary shares under the Sales Agreement at an average price of $1.27 per share for net proceeds of $0.4 million. As of June 30, 2023, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering and February 2021 Underwritten Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

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

Furthermore, under Irish law, our directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our Articles of Association or by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory pre-emption rights either in our Articles of Association or by way of a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory pre-emption rights at the 2023 Annual General Meeting of Shareholders (the 2023 Annual Meeting) and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2023 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, we did not receive approval on the disapplication of statutory pre-emption rights. We asked our shareholders again to renew the disapplication of statutory pre-emption rights over the authorized but unissued share capital at an extraordinary general meeting of the Company on August 1, 2023 (the EGM) however, although we received over 62% support of the votes cast on renewing the pre-emption rights opt-out authority at the EGM, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions. If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 5.2 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of June 30, 2023 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently very limited in the amount of ordinary shares we may sell in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. While we currently intend to again seek approval of our shareholders to disapply the statutory pre-emption rights generally, there is no guarantee that such approval will be forthcoming.

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

We believe that our existing cash, cash equivalents and short-term investments of $44.7 million as of June 30, 2023 are sufficient to fund our operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. In making this assessment we have considered our available cash resources, future financing options available to us, our planned operations and our ability to adjust our plans if required. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to complete our sulopenem development program, file with regulatory agencies and commercialize oral sulopenem, if we receive regulatory approval. If we receive regulatory approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution.

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

The EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the sales made under an at the market offering (ATM) pursuant to the Sales Agreement entered into with HC Wainwright, as agent, on October 7, 2022, the exchange rate of the Exchangeable Notes increased and, as of June 13, 2023, the exchange price of the Exchangeable Notes was $11.1285 per ordinary share (at an adjusted exchange rate of 89.8595 shares per $1,000 of principal and interest on the Exchangeable Notes). As of June 30, 2023, $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

Depending on the public offering prices, the number of shares that we sell pursuant to our Sales Agreement with HC Wainwright as agent and any potential increase to the exchange rate of the Exchangeable Notes, we may not have sufficient authorized share capital or share issuance authorities to convert all of the Exchangeable Notes into ordinary shares following any sales of shares pursuant to the Sales Agreement and could be required to settle any exchanges with cash to the extent we do not have available authorized shares. If we elect to settle any exchanges in cash, or we do not have authorized and available ordinary shares needed to satisfy physical exchange of the Exchangeable Notes, our liquidity could be adversely affected and/or we may not have sufficient cash available at that time to satisfy such cash settlement. In addition, in the event we elect to settle exchanges of Exchangeable Notes with ordinary shares, we would be limited in our ability to issue equity for other purposes which could adversely affect our shareholders and our ability to raise additional capital. During the six months ended June 30, 2023, we sold 355,765 ordinary shares under the Sales Agreement at an average price of $1.27 per share for net proceeds of $0.4 million.

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

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of June 30, 2023, $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

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

We have sought to protect our proprietary position by in-licensing patents in the United States and abroad related to oral sulopenem. We own two U.S. patents and one Japanese patent, with one US and one Japanese patent directed to the composition of the bilayer tablet of oral sulopenem and its related uses, and the other US patent directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. We also own three pending U.S. patent applications, and 26 pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. The patent prosecution process is expensive and time-consuming, and we and our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, although we control prosecution of the patents we have licensed from Pfizer related to our sulopenem program, we may not always have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce or defend the patents, covering technology that we may license from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained, enforced or defended in a manner consistent with the best interests of our business.

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

On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas and Johnson & Johnson also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. On July 11, 2023, Merck moved for summary judgment in its action and, the next day, the Chamber of Commerce moved for preliminary injunctive relief seeking to stop implementation of the drug pricing provisions of the IRA. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

In July 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business at the international level.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $4.20 on August 15, 2022, and a low price of $0.705 on December 27, 2022, in the twelve-month period ending on August 9, 2023. During this time, the price per ordinary share has ranged from an intra-day low of $0.601 per share to an intra-day high of $4.35 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of June 30, 2023, $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. The outstanding warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3, 2020 Offering, the June 30, 2020 Offering, the October 2020 Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders.

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

Following the authorization for trading of our ordinary shares on the Nasdaq Global Market on May 25, 2018, we became subject to the Irish Takeover Panel Act, 1997, Irish Takeover Rules 2022 (Irish Takeover Rules). Under the Irish Takeover Rules, our board of directors is not permitted to take any action that might frustrate an offer for our ordinary shares once our board of directors has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. Potentially frustrating actions such as (i) the issue of shares, options, restricted share units or convertible securities, (ii) the redemption or repurchase of securities by the Company (save in certain circumstances), (iii) material acquisitions or disposals, (iv) entering into contracts other than in the ordinary course of business, or (v) any action, other than seeking alternative offers, which may result in frustration of an offer, are prohibited during the course of an offer or at any earlier time during which our board of directors has reason to believe an offer is or may be imminent. These provisions may give our board of directors less ability to control negotiations with hostile offerors than would be the case for a corporation incorporated in a jurisdiction of the United States.

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

Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our Articles of Association or by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory pre-emption rights either in our Articles of Association or by way of a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory pre-emption rights at our 2023 Annual Meeting and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2023 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, we did not receive approval on the disapplication of statutory pre-emption rights. We asked our shareholders again to renew the disapplication of statutory pre-emption rights over the authorized but unissued share capital at the EGM however, although we received over 62% support of the votes cast on renewing the pre-emption rights opt-out authority at the EGM, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 5.2 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of June 30, 2023 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently very limited in the amount of ordinary shares we may sell in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. While we currently intend to again seek the approval of our shareholders to disapply teh statutory pre-emption rights generally, there is no guarantee that such approval will be forthcoming. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

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

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
3.1	Amended and Restated Constitution of Iterum Therapeutics plc		Form 8-K (Exhibit 3.1)	May 4, 2023	001-38503
10.1	Amendment to Consulting Agreement dated June 15, 2023 between Iterum Therapeutics International Limited and Dr. Michael Dunne.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: August 11, 2023	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: August 11, 2023	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer