Form 10-Q
period 2023-09-30
Iterum Therapeutics plc
filed 2023-11-14
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 13,050,007 ordinary shares, $0.01 par value per share, outstanding.

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

•
our use of cash reserves;
•
our ability to continue as a going concern;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,816	$21,092
Short-term investments	31,076	39,712
Income taxes receivable	—	302
Prepaid expenses and other current assets	2,635	1,338
Total current assets	38,527	62,444
Intangible asset, net	432	1,719
Property and equipment, net	59	69
Restricted cash	34	34
Other assets	676	2,567
Total assets	$39,728	$66,833
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,514	$2,774
Accrued expenses	9,049	4,346
Derivative liability	75	196
Other current liabilities	1,712	1,748
Income taxes payable	46	—
Total current liabilities	$16,396	$9,064
Long-term debt, less current portion	12,462	10,094
Royalty-linked notes	7,131	18,372
Other liabilities	307	1,304
Total liabilities	$36,296	$38,834
Commitments and contingencies (Note 15)
Shareholders’ equity
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued at September 30, 2023 and December 31, 2022	—	—
Ordinary shares, $0.01 par value per share: 80,000,000 shares authorized at September 30, 2023; 20,000,000 shares authorized at December 31, 2022, 13,041,041 shares issued at September 30, 2023; 12,598,641 shares issued at December 31, 2022	130	126
Additional paid-in capital	452,235	451,150
Accumulated deficit	(448,936)	(422,927)
Accumulated other comprehensive income / (loss)	3	(350)
Total shareholders' equity	3,432	27,999
Total liabilities and shareholders’ equity	$39,728	$66,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$(14,852)	$(4,353)	$(30,248)	$(11,777)
General and administrative	(1,833)	(2,681)	(5,789)	(10,680)
Total operating expenses	(16,685)	(7,034)	(36,037)	(22,457)
Operating loss	(16,685)	(7,034)	(36,037)	(22,457)
Interest expense, net	(300)	(636)	(1,023)	(2,441)
Adjustments to fair value of derivatives	13,199	(4,834)	11,361	2,498
Cancellation of share options	—	(17,350)	—	(17,350)
Other income, net	70	175	161	606
Total other income / (expense)	12,969	(22,645)	10,499	(16,687)
Loss before income taxes	(3,716)	(29,679)	(25,538)	(39,144)
Income tax (expense) / benefit	(161)	570	(471)	(200)
Net loss	$(3,877)	$(29,109)	$(26,009)	$(39,344)
Net loss per share – basic and diluted	$(0.30)	$(2.38)	$(2.02)	$(3.22)
Weighted average ordinary shares outstanding – basic and diluted	13,039,437	12,233,374	12,888,869	12,217,188
Statements of Comprehensive Loss
Net loss	$(3,877)	$(29,109)	$(26,009)	$(39,344)
Other comprehensive income:
Unrealized gain on marketable securities	29	—	353	—
Comprehensive loss	$(3,848)	$(29,109)	$(25,656)	$(39,344)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(26,009)	$(39,344)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	23	74
Amortization of intangible asset	1,287	1,287
Share-based compensation expense	645	4,301
Cancellation of share options	—	17,350
Interest on short-term investments	55	(81)
Lease termination adjustments	473	—
Amortization of debt discount and deferred financing costs	1,753	1,748
Interest on exchangeable notes - non-cash	615	615
Adjustments to fair value of derivatives	(11,361)	(2,498)
Other	974	2,382
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,560)	(1,742)
Accounts payable	2,741	351
Accrued expenses	4,778	2,577
Income taxes	355	(620)
Other liabilities	(256)	(608)
Net cash used in operating activities	(26,487)	(14,208)
Cash flows from investing activities:
Purchases of property, plant and equipment	(13)	(17)
Purchases of short-term investments	(36,002)	(36,031)
Proceeds from sale of short-term investments	45,828	45,627
Net cash provided by investing activities	9,813	9,579
Cash flows from financing activities:
Repayments of long-term debt	—	(2,251)
Proceeds from issuance of ordinary shares, net of transaction costs	445	—
Net cash provided by / (used in) financing activities	445	(2,251)
Effect of exchange rates on cash and cash equivalents	(47)	(77)
Net decrease in cash, cash equivalents and restricted cash	(16,276)	(6,957)
Cash, cash equivalents and restricted cash, at beginning of period	21,126	27,510
Cash, cash equivalents and restricted cash, at end of period	$4,850	$20,553
Supplemental Disclosure of Cash Flow Information:
Income taxes paid - U.S.	$120	$821
Interest paid	$—	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share data)

(Unaudited)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at June 30, 2023	13,028,403	$130	$452,084	$(445,059)	$(26)	$7,129
Issuance of ordinary shares, net	12,638	—	—	—	—	—
Share-based compensation expense	—	—	151	—	—	151
Net loss	—	—	—	(3,877)	—	(3,877)
Unrealized gain on available-for-sale securities	—	—	—	—	29	29
Balance at September 30, 2023	13,041,041	$130	$452,235	$(448,936)	$3	$3,432

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2022	12,598,641	$126	$451,150	$(422,927)	$(350)	$27,999
Issuance of ordinary shares, net	442,400	4	—	—	—	4
Share-based compensation expense	—	—	1,085	—	—	1,085
Net loss	—	—	—	(26,009)	—	(26,009)
Unrealized loss on available-for-sale securities	—	—	—	—	353	353
Balance at September 30, 2023	13,041,041	$130	$452,235	$(448,936)	$3	$3,432

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at June 30, 2022	12,233,374	$122	$432,492	$(388,728)	$—	$43,886
Issuance of ordinary shares, net	—	—	—	—	—	—
Share-based compensation expense	—	—	422	—	—	422
Cancellation of share options	—	—	17,350	—	—	17,350
Net loss	—	—	—	(29,109)		(29,109)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—
Balance at September 30, 2022	12,233,374	$122	$450,264	$(417,837)	$—	$32,549

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2021	12,185,019	$122	$428,605	$(378,493)	$—	$50,234
Issuance of ordinary shares, net	48,355	—	8	—	—	8
Share-based compensation expense	—	—	4,301	—	—	4,301
Cancellation of share options	—	—	17,350	—	—	17,350
Net loss	—	—	—	(39,344)		(39,344)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—
Balance at September 30, 2022	12,233,374	$122	$450,264	$(417,837)	$—	$32,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

1. Basis of Presentation

Description of Business

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

Liquidity and Going Concern

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan (both of which have been repaid), payments received under the CARB-X program and proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $26,009 and $39,344 for the nine months ended September 30, 2023 and 2022, respectively, and a net loss of $44,434 for the year ended December 31, 2022. The Company had an accumulated deficit of $448,936 as of September 30, 2023 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements. Based on its available cash, cash equivalents and short-term investments, the Company does not have cash on hand to fund its current operations and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

The Company plans to address this condition by raising funding through the possible sale of the Company’s equity or debt through public or private equity financings, which may include sales of the Company’s ordinary shares under the Company’s sales agreement with H.C. Wainwright. Although management intends to pursue plans to obtain additional funding to finance its operations, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. In addition, in parallel, the Company is evaluating its corporate, strategic, financial and financing alternatives, with the goal of maximizing value for its stakeholders. These alternatives could potentially include the licensing, sale or divestiture of the Company’s assets or proprietary technologies, a sale of the Company, a merger or other business combination or another strategic transaction involving the Company. The evaluation of corporate, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate some or all of its research and development programs or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, and the Company has successfully raised capital in the past, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. Based on the Company’s operating losses since inception, the expectation of continued operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date these condensed consolidated financial statements are issued.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2023, and results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022 have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of expenses during the reporting period and the assessment of the Company’s ability to continue as a going concern. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of share-based compensation awards, the valuation of the RLNs and the derivative liabilities, which consist of embedded features in the Exchangeable Notes, and the accrual for research and development expenses. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ materially from those estimates.

Specifically, management has estimated variables used to calculate the discounted cash flow analysis (DCF) and assumptions used in the binomial option pricing model to value derivative instruments (see Note 3 – Fair Value of Financial Assets and Liabilities).

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $106 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is $17 as of September 30, 2023 relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) from the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 as of September 30, 2023 relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) from the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 as of September 30, 2023 relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). These restricted cash amounts are unchanged from December 31, 2022. On the closing date of each of the registered direct offerings in June 2020 (June 3 Offering) and July 2020 (June 30 Offering) and the underwritten offering in the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

	Three and Nine Months Ended
	September 30, 2023	September 30, 2022
Options to purchase ordinary shares	1,109,654	329,799
Unvested restricted share units	33,965	128,096
Warrants	480,186	480,186
Exchangeable Notes	1,404,722	1,270,094
Total	3,028,527	2,208,175

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

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expenses	2023	2022	2023	2022
Ireland	$15,201	$5,675	$31,754	$15,302
U.S.	1,484	1,352	4,260	7,129
Bermuda	—	7	23	26
Total	$16,685	$7,034	$36,037	$22,457

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	September 30, 2023	December 31, 2022
Ireland	$837	$4,052
U.S.	330	303
Total	$1,167	$4,355

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

September 30, 2023
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Commercial paper	$4,734	$—	$4,734	$—
U.S. Treasury and Agency bonds	26,342	—	26,342	—
	$31,076	$—	$31,076	$—

December 31, 2022
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$7,781	$—	$7,781	$—
Commercial paper	15,232	—	15,232	—
U.S. Treasury bonds	16,699	—	16,699	—
	$39,712	$—	$39,712	$—

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

The following table presents information about the Company’s Exchangeable Notes, derivative liability and RLNs and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

September 30, 2023	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable note	$12,462	$12,569	$—	$12,569	$—
Derivative liability - exchange option and change of control	75	75	—	—	75
Revenue Futures
Royalty-linked notes	7,131	7,131	—	—	7,131
Total	$19,668	$19,775	$—	$12,569	$7,206

December 31, 2022	Book	Approximate
Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable note	$10,094	$10,827	$—	$10,827	$—
Derivative liability - exchange option and change of control	196	196	—	—	196
Revenue Futures
Royalty-linked notes	18,372	18,372	—	—	18,372
Total	$28,662	$29,395	$—	$10,827	$18,568

The fair value of Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture), without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of September 30, 2023 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 10 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 – Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium were presented as a derivative liability upon issuance of the Exchangeable Notes under the Private Placement and Rights Offering and are subsequently remeasured to fair value at the end of each reporting period. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 89.8595 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.1230 per ordinary share) as of September 30, 2023, which was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Beginning on January 21, 2021 to September 30, 2023, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2023 was $12,607. The fair value of the exchange option at September 30, 2023 was $0.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Notes Indenture, the Company will be required to pay each holder of an Exchangeable Note the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The derivative liability, representing the change of control feature, was recorded at a fair value of $75 at September 30, 2023.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The fair value of each component of the derivative liability was determined using the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the derivative liability as of September 30, 2023 include the terms of the Exchangeable Notes Indenture, the Company’s share price and market capitalization, the expected annual volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture and the risk-free interest rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's derivative liability for the nine months ended September 30, 2023:

September 30, 2023
Balance at December 31, 2022	$196
Conversion of Exchangeable Notes	—
Adjustment to fair value	(121)
Balance at period end	$75

The following summary table shows the assumptions used in the binomial option pricing model to estimate the fair value of the derivative liabilities:

	September 30, 2023	December 31, 2022
Share price	$0.80	$0.84
Market capitalization	$10,445,874	$10,582,858
Volatility	100%	100%
Risk-free interest rate	5.34%	4.46%
Dividend rate	0%	0%

The additional significant assumption used in the DCF model to estimate the fair value of the change of control feature at September 30, 2023 was management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture.

The RLN liability is carried at fair value on the condensed consolidated balance sheet (see Note 11 – Royalty-Linked Notes). The total fair value of $7,131 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (the RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 22%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term Investments

The Company classifies its short-term investments as available-for-sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at quarter end consist of commercial paper and U.S. Treasury and Agency bonds with maturities of more than three months at the date of purchase. Short-term investments as of September 30, 2023 have a weighted average maturity of 0.2 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the amortized cost and fair value of investments are represented by unrealized gains or losses. The fair value of corporate bonds, commercial paper and U.S. Treasury and Agency bonds are represented by Level 2 fair value measurements - quoted price for a similar asset, or other observable inputs such as interest rates or yield curves.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table represents the Company’s available for sale short-term investments by major security type as of September 30, 2023 and December 31, 2022:

September 30, 2023					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Commercial paper	$4,736	$—	$(2)	$4,734	$4,734		$—
U.S. Treasury and Agency bonds	26,337	6	(1)	26,342	26,342		—
Total	$31,073	$6	$(3)	$31,076	$31,076		$—

December 31, 2022					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$7,836	$—	$(55)	$7,781	$7,781	$
Commercial paper	15,230	2	—	15,232	15,232		—
U.S. Treasury bonds	16,996	—	(297)	16,699	16,699		—
Total	$40,062	$2	$(352)	$39,712	$39,712	$

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022
Prepaid research and development expenses	$1,705	$458
Prepaid insurance	687	592
Research and development tax credit receivable	170	118
Other prepaid assets	73	170
Total	$2,635	$1,338

6. Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	September 30, 2023	December 31, 2022
Gross intangible asset	$5,148	$5,148
Less: accumulated amortization	(4,716)	(3,429)
	$432	$1,719

On December 10, 2021, the Company entered into an amendment to an agreement with a supplier whereby advance payments made from June 2016 to January 2020 are being set against a reservation fee for a tableting facility for the period from January 1, 2021 to December 31, 2023. This reservation right is being amortized over the three year term of the amended agreement.

7. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	September 30, 2023	December 31, 2022
Leasehold improvements	$148	$148
Furniture and fixtures	120	120
Computer equipment	98	85
	366	353
Less: accumulated depreciation	(307)	(284)
	$59	$69

Depreciation expense was $23 for the nine months ended September 30, 2023 and $84 for the year ended December 31, 2022.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

8. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have remaining terms which range from 1.4 years to 1.8 years. The renewal option on one lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025. The renewal option on another lease was derecognized in June 2022 as it was no longer reasonably certain that the option would be exercised, resulting in a reduction in the remaining term from 16 to six years. A Deed of Assignment was signed in August 2023 in relation to this lease and accordingly the related Right of Use asset and lease liability were derecognized. In September 2020, the Company entered into a sublease agreement for a commercial unit. This sublease agreement was assigned with the related lease in August 2023.

In November 2021, the Company entered into a 12-month lease, with a rolling extension, for office space, and in May 2022, the Company entered into a 6-month lease for office space, which was extended to November 2023 and elected not to apply the measurement and recognition requirements of ASC 842 to these short-term leases as any renewal term exercised or considered reasonably certain of exercise by the Company did not extend more than 12 months from the end of the previously determined lease term. In August 2023, the Company extended the lease agreements for a further nine months, with a rolling extension, and twelve months, respectively. While neither of the extended agreements extend more than 12 months from the end of the previously determined lease term, it is considered to be reasonably certain that these lease arrangements will be extended beyond a period of more than 12 months. Accordingly, the Company has applied the measurement and recognition requirements of ASC 842 to these leases arrangements.

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

All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $52 and $265 of operating lease costs for right-of-use assets during the three and nine months ended September 30, 2023, respectively, and $234 and $644 of operating lease costs for right-of-use assets during the three and nine months ended September 30, 2022, respectively. The Company recognized $49 and $194 of rental expense on the short-term leases during the three and nine months ended September 30, 2023, respectively, and $55 and $176 of rental expense on the short-term leases during the three and nine months ended September 30, 2022, respectively. The Company recognized $48 and $199 of sublease income during the three and nine months ended September 30, 2023, respectively, and $75 and $223 of sublease income during the tthree and nine months ended September 30, 2022, respectively.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash paid for operating lease liabilities	$52	$165	$256	$608

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term	1.71 years	5.04 years
Weighted-average discount rate	12.9%	5.5%

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	September 30, 2023	December 31, 2022
Other assets	$630	$1,770

Other current liabilities	$314	$332
Other liabilities	307	1,304
Total lease liabilities	$621	$1,636

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2023 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended September 30,
2024	$395
2025	291
2026	—
2027	—
2028	—
Thereafter	—
$686
Less imputed interest	(65)
Total lease liabilities	$621

9. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Accrued clinical trial costs	$6,634	$1,549
Accrued payroll and bonus expenses	2,113	1,971
Accrued professional fees	83	606
Accrued other expenses	219	220
Total	$9,049	$4,346

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

Required monthly amortization payments for the initial $15,000 draw commenced on November 1, 2019 and total principal repayments of $1,552 were made during the nine months ended September 30, 2023. Interest accrued at a floating per annum rate equal to the greater of (i) 8.31% or (ii) 3.89% above the Wall Street Journal prime rate, and was payable monthly in arrears. All outstanding principal, plus a 4.20% final interest payment, were due and paid on March 1, 2022 (the maturity date), effectively terminating the Loan and Security Agreement. The final payment fee of $630, which represented 4.2% of the funded loan, was accreted using the effective interest method over the life of the loan as interest expense.

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and were amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt was approximately 12.51% on March 1, 2022. The Company did not recognize any interest expense related to the Loan and Security Agreement during the three and nine months ended September 30, 2023, and the Company recognized $0 and $16 of interest expense related to the Loan and Security Agreement during the three and nine months ended September 30, 2022, respectively, including $0 and $6 related to the accretion of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2022, respectively.

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

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 89.9035 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.1230 per ordinary share) as of September 30, 2023, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to September 30, 2023, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have completed a non-cash exchange of their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2023 was $12,607.

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

The fair value of the derivative liability related to the Private Placement on January 21, 2020 was $27,038, and the fair value of the derivative liability related to the Rights Offering on September 8, 2020 was $82, both of which were recorded as a reduction to the book value of the host debt contract. This debt discount is being amortized to interest expense over the term of the debt using the effective interest method. Transaction costs amounting to $2,848 were allocated to the exchange option. These costs were reflected in financing transaction costs in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. Transaction costs amounting to $2,814 were allocated to the debt host and capitalized in the host debt book value.

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

The Company recognized $205 and $615 of interest expense related to the Exchangeable Notes during the three and nine months ended September 30, 2023, respectively, and $205 and $615 of interest expense related to the Exchangeable Notes during the three and nine months ended September 30, 2022, respectively. The Company recognized $591 and $1,753 related to the amortization of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2023, respectively, and $591 and $1,753 related to the amortization of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2022, respectively. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss. The balance of the Exchangeable Notes as of September 30, 2023 is as follows:

	September 30, 2023
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$5,666
September 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	26
Conversion of $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(39,201)	(2,697)
2025 Exchangeable Notes, net	12,607	2,995
Unamortized discount and debt issuance costs	(3,140)	—
2025 Exchangeable Notes, net	$9,467	$2,995

Payment Protection Program

On April 3, 2020, the U.S. Small Business Administration (SBA) launched the Paycheck Protection Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (Iterum US Limited), entered into the PPP loan with SVB under the Paycheck Protection Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due by the Company until the SBA remitted the forgiveness amount to Iterum US Limited or until after the 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest were due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020 and monthly amortization payments on the remaining loan balance of $404 began in December 2020. No principal repayments were made during the three and nine months ended September 30, 2023, and principal repayments of $0 and $69 were made during the three and nine months ended September 30, 2022, respectively. The Company recognized no interest expense related to the loan agreement during the three and nine months ended September 30, 2023 and $0 and $0 interest expense during the three and nine months ended September 30, 2022, respectively. All outstanding amounts were repaid on March 17, 2022, effectively terminating the PPP loan.

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 11 – Royalty-Linked Notes), as of September 30, 2023, for the following five fiscal years and thereafter were as follows:

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

In accordance with exceptions allowed under ASC 815-10, Derivatives and Hedging, this transaction was initially accounted for as a debt liability under ASC 470, Debt. Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the RLNs are accounted for as a derivative and are remeasured to fair value at each reporting date. In accordance with ASC 815, the fair value of the RLNs is determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. Fair value measurements are highly sensitive to changes in inputs and significant changes to inputs can result in a significantly higher or lower fair value. The Company periodically assesses the revenue forecasts of the specified sulopenem products and the related payments. Non-cash adjustments of $13.2 million and $11.4 million during the three and nine months ended September 30, 2023, respectively, to the fair value of the RLN were primarily a result of the reduction in management’s forecasted U.S. sulopenem sales. The Company has no obligation to pay any amount to the noteholders until the net revenue of the specified products are earned.

The balance of the RLNs at each reporting date is as follows:

September 30, 2023
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(7,576)
Total liability related to the sale of future royalties at September 30, 2023	7,131
Current Portion	—
Long-term Portion	$7,131

December 31, 2022
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	3,665
Total liability related to the sale of future royalties at December 31, 2021	$18,372
Current Portion	—
Long-term Portion	$18,372

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Ordinary Shares

At the Company’s annual general meeting of shareholders on May 3, 2023, the Company’s shareholders approved an increase of 60,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 80,000,000 ordinary shares of $0.01 par value each as of September 30, 2023. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares currently have preemptive rights over 60,000,000 ordinary shares and no preemptive or other subscription rights over 20,000,000 ordinary shares. There are no redemption or sinking fund provisions with respect to the authorized ordinary shares.

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

On October 7, 2022, the Company entered into a sales agreement with HC Wainwright, as agent, pursuant to which the Company may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415 (a)(4) promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2023, the Company sold 363,828 ordinary shares under the “at-the-market” agreement at an average price of $1.27 per share for net proceeds of $0.4 million.

Beginning on January 21, 2021 to September 30, 2023, certain noteholders of $39,201 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2023 was $12,607.

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028. No warrants had been exercised as of September 30, 2023.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of September 30, 2023.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per ordinary share and will expire on June 30, 2025. As of September 30, 2023, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of September 30, 2023, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the February 2021 Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of September 30, 2023, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of September 30, 2023.

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of September 30, 2023.

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of September 30, 2023. The Company’s Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares in issue as of September 30, 2023 or December 31, 2022.

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

The Company granted 857,500 and 167,960 share options to employees and directors during the nine months ended September 30, 2023 and 2022, respectively. There were 939,290 and 301,623 unvested employee and director share options outstanding as of September 30, 2023 and September 30, 2022, respectively. Total expense recognized related to employee share options was $124 and $344 for the three and nine months ended September 30, 2023, respectively, and $135 and $3,498 for the three and nine months ended September 30, 2022, respectively. Total unamortized compensation expense related to employee share options was $1,124 and $1,094 as of September 30, 2023 and September 30, 2022, respectively, which is expected to be recognized over a remaining weighted average vesting period of 2.33 years and 1.88 years as of September 30, 2023 and September 30, 2022, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Nine Months Ended
	September 30, 2023	September 30, 2022
Volatility	100%	100% - 130%
Expected term in years	6.00 - 6.25	5.50 - 6.25
Dividend rate	0%	0%
Risk-free interest rate	3.55% - 3.67%	1.9% - 3.96%
Share price	$1.00 - $1.04	$1.59 - $6.72
Fair value of option on grant date	$0.80 - $0.84	$1.25 - $5.95

The following table summarizes total share option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2022	232,592	122,999	355,591
Granted	855,000	2,500	857,500
Exercised	—	—	—
Forfeited	(103,437)	—	(103,437)
Options outstanding September 30, 2023	984,155	125,499	1,109,654

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table summarizes the number of options outstanding and the weighted-average exercise price as of September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2022	355,591	$7.49	9.12	$—
Granted	857,500	$1.00
Exercised	—
Forfeited	(103,437)	$2.08
Options outstanding September 30, 2023	1,109,654	$2.73	9.20	$—
Exercisable at September 30, 2023	170,364	$9.12	8.19	$—

Restricted Share Units (RSUs)

The Company did not grant any RSUs to employees and directors during the nine months ended September 30, 2023 and 57,432 RSUs were granted to employees and directors during the nine months ended September 30, 2022.

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of Company plans:

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2022	103,729	24,999	128,728
Granted	—	—	—
Shares vested	(94,763)	—	(94,763)
Forfeited	—	—	—
RSUs outstanding September 30, 2023	8,966	24,999	33,965

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2022	128,728	$9.87
Granted	—
Shares vested	(94,763)	$11.38
Forfeited	—
RSUs outstanding September 30, 2023	33,965	$5.67

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for our employees under our 2018 Plan and four years for our employees under our 2021 Inducement Plan. Total expense recognized related to the RSUs was $18 and $301 for the three and nine months ended September 30, 2023 , respectively, and $287 and $803 for the three and nine months ended September 30, 2022, respectively. Total unamortized compensation expense related to the RSUs was $131 and $712 as of September 30, 2023 and September 30, 2022, respectively, which is expected to be recognized over a remaining average vesting period of 2.17 years and 1.27 years as of September 30, 2023 and September 30, 2022, respectively.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$96	$118	$315	$1,258
General and administrative expense	46	304	330	3,043

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

There was a total of $1,255 and $1,806 unamortized share-based compensation expense for options and RSUs as of September 30, 2023 and September 30, 2022, respectively, which is expected to be recognized over a remaining average vesting period of 2.32 years and 1.71 years as of September 30, 2023 and September 30, 2022, respectively.

14. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax expense of $471 and $200, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $40,873 and $36,059, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

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

16. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of September 30, 2023, $12,607 aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,229 patients. We expect to report topline data early in the first quarter of 2024 and, subject to our analysis of the data, to resubmit our NDA in the second quarter of 2024. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical Pharmacokinetics and Pharmacodynamics (PK/PD) studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the second half of 2024).

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of September 30, 2023, we had an accumulated deficit of $448.9 million. We expect to continue to incur significant expenses for the foreseeable future as we conduct additional clinical and non-clinical work to support a potential resubmission of the NDA for approval of oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the further clinical development of IV sulopenem and clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result, we will require additional capital to fund our operations, to continue to develop our sulopenem program and to execute our strategy. Until such time as we can obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may be forced to significantly delay, scale back or discontinue the development and commercialization of our sulopenem program, or otherwise change our strategy, which could adversely affect our business prospects, or we may be unable to continue operations.

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

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $35.9 million. Based on our available cash resources, we do not believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to complete additional public or private financings of debt or equity. We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our product candidates. We may not be able to complete financings or enter into third-party arrangements on acceptable terms, if at all.

In addition, we are currently evaluating our corporate, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders while prudently managing our resources. These alternatives could potentially include the licensing, sale or divestiture of our assets or proprietary technologies, a sale of our company, a merger or other business combination or another strategic transaction involving us. The evaluation of corporate, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions. For more information, refer to “Liquidity and Capital Resources—Liquidity and Going Concern” below and Note 1, “—Liquidity and Going Concern” of the Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021, for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,229 patients. We expect to report topline data early in the first quarter of 2024 and, subject to our analysis of the data, to resubmit our NDA in the second quarter of 2024. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the second half of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing REASSURE clinical trial intended to support a resubmission of our NDA, or that any data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit (terminated in August 2023).

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our operating loss and loss before income taxes for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
Operating expenses:
Research and development	$(14,852)	$(4,353)	$(10,499)
General and administrative	(1,833)	(2,681)	848
Total operating expenses	(16,685)	(7,034)	(9,651)
Operating loss	(16,685)	(7,034)	(9,651)
Total other income / (expense), net	12,969	(22,645)	35,614
Loss before income taxes	$(3,716)	$(29,679)	$25,963

Research and Development Expenses (in thousands)

	Three Months Ended
	September 30,
	2023	2022	Change
CRO and other preclinical and clinical trial expenses	$12,427	$2,363	$10,064
Personnel related (including share-based compensation)	983	841	142
Chemistry, manufacturing and control (CMC) related expenses	1,051	857	194
Consulting fees	391	292	99
Total research and development expenses	$14,852	$4,353	$10,499

The increase in CRO and other preclinical and clinical trial expenses of $10.1 million was primarily due to an increase in costs incurred to support our REASSURE trial, which began enrollment in October 2022 and completed enrollment in October 2023. Personnel related costs increased by $0.1 million primarily as a result of an increase in accrued bonuses payable, partially offset by a decrease in share-based compensation expense. Personnel related costs for the three and nine months ended September 30, 2023 included share-based compensation expense of $0.1 million and $0.2 million, respectively. CMC related expenses increased by $0.2 million primarily as a result of an increase in activities related to our REASSURE trial. The increase in consulting fees of $0.1 million was due to an increase in consultants used to support our REASSURE trial.

General and Administrative Expenses (in thousands)

	Three Months Ended
	September 30,
	2023	2022	Change
Personnel related (including share-based compensation)	$958	$906	$52
Facility related and other	555	749	(194)
Professional and consulting fees	320	1,026	(706)
Total general and administrative expenses	$1,833	$2,681	$(848)

Personnel related costs increased by $0.1 million primarily as a result of an increase in accrued bonuses payable, partially offset by a decrease in share-based compensation expense. Personnel related costs for the three months ended September 30, 2023 and 2022 included share-based compensation expense of $0.0 million and $0.2 million, respectively. Facility related and other costs decreased by $0.2 million primarily as a result of a decrease in rent expense and board fees. Facility related and other costs for the three months ended September 30, 2023 and 2022 included share-based compensation expense of $0.0 million and $0.1 million, respectively, for directors. Professional and consulting fees decreased by $0.7 million primarily as a result of a decrease in legal fees incurred in connection with the lawsuit filed in August 2021 and dismissed with prejudice in January 2023.

Total Other Income / (Expense), net

The following table summarizes our total other income / (expense), net for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
Interest expense, net	$(300)	$(636)	$336
Adjustments to fair value of derivatives	13,199	(4,834)	18,033
Cancellation of share options	—	(17,350)	17,350
Other income, net	70	175	(105)
Total other income / (expense), net	$12,969	$(22,645)	$35,614

Interest Expense, Net

Interest expense, net decreased by $0.3 million for the three months ended September 30, 2023 primarily as a result of higher interest income on short-term investments and money market funds and lower unrealized losses on short-term investments.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $13.2 million for the three months ended September 30, 2023. This non-cash adjustment primarily related to a decrease in the fair value of the RLNs due to a reduction in management’s revenue forecast of U.S. oral sulopenem sales.

Adjustments to the fair value of derivatives were $4.8 million for the three months ended September 30, 2022. This non-cash adjustment related to an increase in the fair value of the RLNs following notification in September 2022 of the newly issued patent for the bilayer tablet which provides patent protection at least until 2039, partially offset by a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period.

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

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit. The decrease of $0.1 million is primarily related to a decrease in foreign currency gains and a decrease in sub-lease income.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our operating losses and loss before income tax for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
Operating expenses:
Research and development	$(30,248)	$(11,777)	$(18,471)
General and administrative	(5,789)	(10,680)	4,891
Total operating expenses	(36,037)	(22,457)	(13,580)
Operating loss	(36,037)	(22,457)	(13,580)
Total other income / (expense), net	10,499	(16,687)	27,186
Loss before income taxes	$(25,538)	$(39,144)	$13,606

Research and Development Expenses (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
CRO and other preclinical and clinical trial expenses	$24,010	$4,812	$19,198
Personnel related (including share-based compensation)	2,884	3,674	(790)
Chemistry, manufacturing and control (CMC) related expenses	2,408	2,313	95
Consulting fees	946	978	(32)
Total research and development expenses	$30,248	$11,777	$18,471

The increase in CRO and other preclinical and clinical trial expenses of $19.2 million was primarily due to an increase in costs incurred to support our REASSURE trial, which began enrollment in October 2022 and completed enrollment in October 2023. Personnel related costs decreased by $0.8 million primarily as a result of a decrease in share-based compensation expense. Personnel related costs for the nine months ended September 30, 2023 and 2022 included share-based compensation expense of $0.3 million and $1.3 million, respectively. CMC related expenses increased by $0.1 million primarily as a result of an increase in activities related to our REASSURE trial. Consulting fees of $0.9 million were substantially the same as those incurred in the prior year.

General and Administrative Expenses (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
Personnel related (including share-based compensation)	$2,741	$5,281	$(2,540)
Facility related and other	1,970	2,781	(811)
Professional and consulting fees	1,078	2,618	(1,540)
Total general and administrative expenses	$5,789	$10,680	$(4,891)

Personnel related costs decreased by $2.5 million primarily as a result of a decrease in share-based compensation expense. Personnel related costs for the nine months ended September 30, 2023 and 2022 included share-based compensation expense of $0.3 million and $2.6 million, respectively. Facility related and other costs decreased by $0.8 million primarily as a result of a decrease in rent expense and board fees. Facility related and other costs for the nine months ended September 30, 2023 and 2022 included share-based compensation expense of $0.1 million and $0.4 million, respectively, for directors. Professional and consulting fees decreased by $1.5 million primarily as a result of a decrease in legal fees incurred in connection with the lawsuit filed in August 2021 and dismissed with prejudice in January 2023.

Total Other Income / (Expense), Net

The following table summarizes our total other income / (expense), net for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
Interest expense, net	$(1,023)	$(2,441)	$1,418
Adjustments to fair value of derivatives	11,361	2,498	8,863
Cancellation of share options	—	(17,350)	17,350
Other income, net	161	606	(445)
Total other income / (expense), net	$10,499	$(16,687)	$27,186

Interest Expense, Net

Interest expense, net, decreased by $1.4 million for the nine months ended September 30, 2023, primarily as a result of higher interest income on short-term investments and money market funds and lower unrealized losses on short-term investments.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $11.4 million for the nine months ended September 30, 2023. This non-cash adjustment primarily related to a decrease in the fair value of the RLNs due to a reduction in management’s revenue forecast of U.S. oral sulopenem sales.

Adjustments to the fair value of the derivative liability were $2.5 million for the nine months ended September 30, 2022. This non-cash adjustment related to a decrease in the value of the derivative components associated with the Exchangeable Notes, primarily as a result of a decrease in the price of our ordinary shares and our market capitalization during the period, partially offset by an increase in the fair value of the RLNs following notification in September 2022 of the newly issued patent for the bilayer tablet which provides patent protection at least until 2039.

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

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit. The decrease of $0.4 million is primarily related to a reduction in foreign currency gains.

Liquidity and Capital Resources

Under Irish law, our board of directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory pre-emption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Our board of directors was initially authorized under our articles of association to issue new shares, and to disapply statutory pre-emption rights. The authorization of our board of directors to issue shares and the disapplication of statutory pre-emption rights must both be renewed by the shareholders at least every five years. We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory pre-emption rights at our 2023 Annual General Meeting of Shareholders ("2023 Annual Meeting"), and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2023 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, we did not receive approval on the disapplication of statutory pre-emption rights. We asked our shareholders again to renew the disapplication of statutory pre-emption rights over the authorized but unissued share capital at an extraordinary general meeting of the Company on August 1, 2023 (the "EGM"); however, although we received over 62% support of the votes cast on renewing the pre-emption rights opt-out authority at the EGM, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 5.2 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of September 30, 2023 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently very limited in the amount of ordinary shares we may sell in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. While we currently intend to again seek the approval of our shareholders to disapply the statutory pre-emption rights generally, there is no guarantee that such approval will be forthcoming. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the private placement which closed in January 2020 (the Private Placement) and the subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through September 30, 2023, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering in June 2020 (June 3, 2020 Offering) and the registered direct offering in June 2020 (June 30, 2020 Offering) and $1.8 million from the exercise of warrants issued in the June 30, 2020 Offering, net proceeds of $15.5 million from the underwritten offering in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October 2020 Offering, net proceeds of $42.1 million from the underwritten offering in February 2021 (February 2021 Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February 2021 Underwritten Offering and net proceeds of $32.2 million from the registered direct offering in February 2021 (February 2021 Registered Direct Offering).

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 7, 2022, we entered into a sales agreement (the Sales Agreement), with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2023, we sold 363,828 ordinary shares under the Sales Agreement at an average price of $1.27 per share for net proceeds of $0.4 million, after deducting commissions to HC Wainwright of $0.01 million.

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $35.9 million. As discussed in the Overview in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe that we do not have sufficient cash on hand to fund our current operations and capital expenditure requirements for the next 12 months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern. Should we be unable to adequately finance our business, our results of operations, liquidity and financial condition would be materially and negatively affected, and we would be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 89.9035 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.1230 per ordinary share) as of September 30, 2023, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $15.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to September 30, 2023, certain noteholders of $39.2 million aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,592,555 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2023 was $12.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	(26,487)	(14,208)
Net cash provided by investing activities	9,813	9,579
Net cash provided by / (used in) financing activities	445	(2,251)
Effect of exchange rates on cash and cash equivalents	(47)	(77)
Net decrease in cash, cash equivalents and restricted cash	$(16,276)	$(6,957)

Operating Activities

During the nine months ended September 30, 2023, operating activities used $26.5 million of cash, resulting from our net loss of $26.0 million and net non-cash charges of $5.5 million, partially offset by net cash provided by changes in our operating assets and liabilities of $5.1 million consisting primarily of an increase in accounts payable and accrued expenses.

During the nine months ended September 30, 2022, operating activities used $14.2 million of cash, resulting from our net loss of $39.3 million and net cash used by changes in our operating assets and liabilities of $0.04 million, partially offset by net non-cash charges of $25.2 million.

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities of $9.8 million was related to the proceeds from the sale of short-term investments of $45.8 million, partially offset by the purchase of short-term investments of $36.0 million.

During the nine months ended September 30, 2022, net cash used in investing activities of $9.6 million was related to the proceeds from the sale of short-term investments of $45.6 million, partially offset by the purchase of short-term investments of $36.0 million.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities of $0.4 million was related to net proceeds from the sale of ordinary shares of $0.4 million pursuant to the Sales Agreement.

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

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $35.9 million. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. As such, we believe this condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

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

Our expenses will also increase substantially if and as we:

•
conduct additional clinical trials for oral sulopenem and/or sulopenem, which includes the REASSURE trial being conducted to support potential resubmission of our NDA for oral sulopenem;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the timing and costs of our clinical trials of oral sulopenem and sulopenem, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates, including our REASSUREclinicall trial being conducted in response to the CRL and to support a potential resubmission of the NDA for approval of oral sulopenem;
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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. The disruption and volatility in the global and domestic capital markets resulting from heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, including trade wars or civil or political unrest (such as the ongoing conflicts between Ukraine and Russia and Israel and Gaza) may increase the cost of capital and limit our ability to access capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The RLNs, the Exchangeable Notes and the investor rights agreement we entered into in connection with the Private Placement each impose operating and other restrictions on us. Such restrictions affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends, incur additional indebtedness, undergo a change of control and enter into certain collaborations, strategic alliances or other similar partnerships, among other things. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. In addition, as described above, we are evaluating our corporate, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders while prudently managing our remaining resources.

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

Our operating lease obligations primarily consist of payments for office space, which are described further in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Future contractual payments on operating lease obligations due within one year of September 30, 2023 are $0.4 million, and future contractual payments on operating lease obligations due greater than one year from September 30, 2023 are $0.1 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $35.9 million, consisting of cash, money market funds, commercial paper and U.S. treasury and agency bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. An immediate interest rate increase of 100 basis points would result in a decrease of $0.1 million in the fair market value of our portfolio as of September 30, 2023. Such losses would only be realized if we sold the investments prior to maturity.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2023 and December 31, 2022, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the nine months ended September 30, 2023 and 2022 or for the year ended December 31, 2022. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Requirements

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2023, we had approximately $35.9 million of cash, cash equivalents and short-term investments. Based on our available cash resources, we do not have sufficient cash on hand to support current operations for the next 12 months from the date of this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Management’s plans in this regard are described in Note 1 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. Additionally, in the event we are not able to obtain shareholder approval for the disapplication of pre-emption rights over our ordinary shares at a general meeting of the shareholders, our ability to raise additional capital will be severely limited. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program.

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of September 30, 2023, we had an accumulated deficit of $448.9 million, cash and cash equivalents of $4.8 million and short-term investments of $31.1 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021, in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the special protocol assessment (SPA) process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,229 patients. We expect to report topline data early in the first quarter of 2024 and, subject to our analysis of the data, to resubmit our NDA in the second quarter of 2024. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical Pharmacokinetics and Pharmacodynamics (PK/PD) studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the second half of 2024).

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. On October 7, 2022, we entered into an at the market offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2023, we sold 363,828 ordinary shares under the Sales Agreement at an average price of $1.27 per share for net proceeds of $0.4 million. As of September 30, 2023, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering and February 2021 Underwritten Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

Following receipt of the CRL, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and plan to limit spending to essential costs required in connection with the potential resubmission of the NDA.

We expect to continue to incur significant expenses and increasing operating losses as we conduct clinical trials of oral sulopenem and sulopenem including the REASSURE clinical trial being conducted in response to the CRL, seek marketing approval for oral sulopenem if clinical trials are successful, engage in pre-commercialization activities and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially if and as we:

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

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to incur significant expenses and increasing operating losses as we conduct clinical trials of oral sulopenem and sulopenem, including the REASSURE clinical trial being conducted in response to the CRL, seek marketing approval for oral sulopenem if clinical trials are successful, engage in pre-commercialization activities, and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. If we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and undertake commercialization activities, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial.

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

Furthermore, under Irish law, our directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our Articles of Association or by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory pre-emption rights either in our Articles of Association or by way of a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory pre-emption rights at the 2023 Annual General Meeting of Shareholders (the 2023 Annual Meeting) and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2023 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, we did not receive approval on the disapplication of statutory pre-emption rights. We asked our shareholders again to renew the disapplication of statutory pre-emption rights over the authorized but unissued share capital at an extraordinary general meeting of the Company on August 1, 2023 (the EGM) however, although we received over 62% support of the votes cast on renewing the pre-emption rights opt-out authority at the EGM, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions. If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 5.2 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of September 30, 2023 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently very limited in the amount of ordinary shares we may sell in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. While we currently intend to again seek approval of our shareholders to disapply the statutory pre-emption rights generally, there is no guarantee that such approval will be forthcoming.

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

In the CRL, the FDA determined that additional data are necessary to support approval for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone. The FDA recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,229 patients. We expect to report topline data early in the first quarter of 2024 and, subject to our analysis of the data, to resubmit our NDA in the second quarter of 2024. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the second half of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing REASSURE clinical trial intended to support a resubmission of our NDA, or that any data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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
•
enrolling and successfully completing any clinical trials that may be required for regulatory approval of our product candidates, including completing the REASSURE clinical trial being conducted in response to the CRL;

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

The EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the sales made under an at the market offering (ATM) pursuant to the Sales Agreement entered into with HC Wainwright, as agent, on October 7, 2022, the exchange rate of the Exchangeable Notes increased and, as of September 30, 2023, the exchange price of the Exchangeable Notes was $11.1230 per ordinary share (at an adjusted exchange rate of 89.9035 shares per $1,000 of principal and interest on the Exchangeable Notes). As of September 30, 2023, $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

Depending on the public offering prices, the number of shares that we sell pursuant to our Sales Agreement with HC Wainwright as agent and any potential increase to the exchange rate of the Exchangeable Notes, we may not have sufficient authorized share capital or share issuance authorities to convert all of the Exchangeable Notes into ordinary shares following any sales of shares pursuant to the Sales Agreement and could be required to settle any exchanges with cash to the extent we do not have available authorized shares. If we elect to settle any exchanges in cash, or we do not have authorized and available ordinary shares needed to satisfy physical exchange of the Exchangeable Notes, our liquidity could be adversely affected and/or we may not have sufficient cash available at that time to satisfy such cash settlement. In addition, in the event we elect to settle exchanges of Exchangeable Notes with ordinary shares, we would be limited in our ability to issue equity for other purposes which could adversely affect our shareholders and our ability to raise additional capital. During the nine months ended September 30, 2023, we sold 363,828 ordinary shares under the Sales Agreement at an average price of $1.27 per share for net proceeds of $0.4 million.

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

Our ability to make payments of the principal of, to pay interest and special interest on the Exchangeable Notes, or to make cash payments, if we so elect, in connection with any exchange of Exchangeable Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow sufficient to service the Exchangeable Notes or other indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, in the event we are not able to obtain shareholder approval for the disapplication of pre-emption rights over our ordinary shares at a general meeting of the shareholders, we may not be able to efficiently and cost effectively engage in equity-capital raising prior to January 31, 2025, when principal and interest on the outstanding Exchangeable Notes become due.

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

Holders of the Exchangeable Notes will have the right to require us to repurchase all or a portion of their Exchangeable Notes upon the occurrence of a fundamental change at specified repurchase prices. In addition, upon exchange of the Exchangeable Notes, unless we elect to deliver solely ordinary shares to settle such exchange (other than paying cash in lieu of delivering any fractional share), we would be required to make specified cash payments in respect of the Exchangeable Notes being exchanged. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Exchangeable Notes surrendered therefor or to pay cash with respect to Exchangeable Notes being exchanged. Additionally, in the event we are not able to obtain shareholder approval for the disapplication of pre-emption rights over our ordinary shares at a general meeting of the shareholders, we may not be able to efficiently and cost effectively engage in equity-capital raising prior to January 31, 2025, when principal and interest on the outstanding Exchangeable Notes become due. Our ability to repurchase or to pay cash upon exchange of the Exchangeable Notes may also be limited by law, regulatory authority, and future indebtedness.

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of September 30, 2023, $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three prior Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior preclinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,229 patients. We expect to report topline data early in the first quarter of 2024 and, subject to our analysis of the data, to resubmit our NDA in the second quarter of 2024. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the second half of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing REASSURE clinical trial intended to support a resubmission of our NDA, or that any data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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
•
successful enrollment in, and completion of, clinical trials, including any clinical trials that may be required for regulatory approval of our product candidates, including the ongoing REASSURE clinical trial being conducted in response to the CRL;
•
clinical trial results with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•
timely completion of any additional clinical trials and non-clinical studies conducted to support the filing for regulatory approvals of our sulopenem program, if required by the FDA or any comparable foreign regulatory authority, including the ongoing REASSURE clinical trial being conducted in response to the CRL;
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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July

23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,229 patients. We expect to report topline data early in the first quarter of 2024 and, subject to our analysis of the data, to resubmit our NDA in the second quarter of 2024. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the second half of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing REASSURE clinical trial intended to support a resubmission of our NDA, or that any data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA. As we work with the FDA to resolve the issues set out in the CRL, we will be delayed in obtaining, and may ultimately be unable to obtain, FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the prior Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,229 patients. We expect to report topline data early in the first quarter of 2024 and, subject to our analysis of the data, to resubmit our NDA in the second quarter of 2024. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Depending on the extent of these or any other FDA-required studies, approval of any NDA(s) or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the second half of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing REASSURE clinical trial intended to support a resubmission of our NDA, or that any data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,229 patients. We expect to report topline data early in the first quarter of 2024 and, subject to our analysis of the data, to resubmit our NDA in the second quarter of 2024. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the second half of 2024). Notwithstanding our interactions with the FDA to date, there can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing REASSURE clinical trial intended to support a resubmission of our NDA, or that any data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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
•
although we are conducting the ongoing REASSURE clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) pursuant to an SPA agreement, there is no guarantee that the FDA, or any other regulatory authorities, will approve any application that is supported by a clinical trial conducted in accordance with such agreement;
•
we may not reach agreement on acceptable terms with all clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;
•
clinical trials of our product candidates, including the ongoing REASSURE clinical trial being conducted in response to the CRL, may produce unfavorable or inconclusive results;
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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. While we successfully completed enrollment in the REASSURE clinical trial in October 2023, we may not be able to initiate and/or continue or complete other clinical trials of oral sulopenem (including completing the ongoing REASSURE clinical trial being conducted in response to the CRL), sulopenem or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our prior Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. On July 23, 2021, we received a CRL from the FDA in respect of the NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In

October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,229 patients. We expect to report topline data early in the first quarter of 2024 and, subject to our analysis of the data, to resubmit our NDA in the second quarter of 2024. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the second half of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing REASSURE clinical trial intended to support a resubmission of our NDA, or that any data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

We have sought to protect our proprietary position by in-licensing patents in the United States and abroad related to oral sulopenem. We own two U.S. patents, one Japanese patent, one Korean patent and one Australian patent, with one US patent, the Japanese patent, the Korean patent and the Australian patent directed to the composition of the bilayer tablet of oral sulopenem and its related preparations and/or uses, and the other US patent directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. We also own three pending U.S. patent applications, and 25 pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. The patent prosecution process is expensive and time-consuming, and we and our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, although we control prosecution of the patents we have licensed from Pfizer related to our sulopenem program, we may not always have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce or defend the patents, covering technology that we may license from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained, enforced or defended in a manner consistent with the best interests of our business.

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

In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, thereby increasing the uncertainty of any potential litigation. It is our initial belief that the UPC, while offering a cheaper streamlined process, has potential disadvantages to patent holders, such as making a single European patent vulnerable to challenges in all participating jurisdictions when challenged in a single participating jurisdiction. Given the present uncertainty, we plan to opt out of the UPC where we are able.

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

We have registered trademarks for “Iterum” as well as trademarks for potential product candidates in various jurisdictions including the United States, European Union, Japan, Switzerland and Canada. If we are unable to secure registrations for our trademarks in other countries, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. Any trademark applications we have filed for our product candidates or may file in the future are not guaranteed to be allowed for registration, and even if they are, we may fail to maintain or enforce such registered trademarks. During trademark registration proceedings in the United States, Europe, Canada and other jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

In addition, any proprietary name we propose to use with oral sulopenem or any other product candidate in the United States must be approved by the FDA, and in Europe by the EMA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA and the EMA each typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. We had submitted our proposed proprietary name for oral sulopenem in connection with our NDA for oral sulopenem and we received conditional acceptance from the FDA at that time. However, as provided in the CRL received in July 2021, we are required to resubmit the proposed proprietary name if and when we respond to the application deficiencies and resubmit the NDA for oral sulopenem. There is no guarantee that the FDA will conclude that the proprietary name continues to be acceptable when resubmitted. If the FDA objects to our proposed proprietary product name, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our prior Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and had our NDA application accepted for review by the FDA in January 2021, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,229 patients. We expect to report topline data early in the first quarter of 2024 and, subject to our analysis of the data, to resubmit our NDA in the second quarter of 2024. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the second half of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL, that we will be able to complete the ongoing REASSURE clinical trial intended to support a resubmission of our NDA, or that any data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $1.495 on November 11, 2022, and a low price of $0.65 on October 25, 2023, in the twelve-month period ending on November 10, 2023. During this time, the price per ordinary share has ranged from an intra-day low of $0.601 per share to an intra-day high of $1.54 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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

On September 26, 2023, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC, (Nasdaq) indicating that, based on the closing bid price for the previous 30 consecutive business days, the listing of our ordinary shares was not in compliance with Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share (the Bid Price Rule). Under Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 25, 2024, to regain compliance with the Bid Price Rule. To regain compliance during this 180-day compliance period, the closing bid price of our ordinary shares must be at least $1.00 for a minimum of 10 consecutive business days. In the event that we do not regain compliance with the Bid Price Rule prior to the expiration of the 180-day compliance period, we may be eligible for an additional 180-day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse share split, if necessary. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are not otherwise eligible, Nasdaq will provide notice that our ordinary shares are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

Although we have been able to regain compliance with Nasdaq listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to regain compliance with respect to the current deficiency or that be able to maintain compliance with the Nasdaq Capital Market continued listing requirements in the future or regain compliance with respect to any future deficiencies. This could impair the liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our ordinary shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all. The delisting of our ordinary shares from The Nasdaq Stock Market could also negatively impact our financial condition as it would constitute a fundamental change under the EN Indenture, which could trigger an obligation for us to repurchase the Exchangeable Notes at a repurchase price of 300% of the principal amount of the outstanding Exchangeable Notes. We intend to actively monitor the closing bid price of our listed ordinary shares and, as appropriate, will consider all available options to resolve the deficiency and regain compliance with the Bid Price Rule. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule during the 180-day compliance period, secure an additional 180-day compliance period, maintain compliance with the other Nasdaq listing requirements or be successful in appealing any delisting determination.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of September 30, 2023, $12.6 million aggregate principal amount of Exchangeable Notes remained outstanding. The outstanding warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3, 2020 Offering, the June 30, 2020 Offering, the October 2020 Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders.

Similarly, the outstanding warrants that we issued SVB and Life Sciences Fund II LLC in connection with the secured credit facility we had in place with SVB are exercisable at any time until April 27, 2028, and any exercise of such warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders. Additionally, the exercise of outstanding options and vesting of restricted share units under our equity incentive plans or equity inducement incentive plan or exercise of other outstanding warrants for ordinary shares may also dilute the ownership percentage or voting power of our shareholders.

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

If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 5.2 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of September 30, 2023 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently very limited in the amount of ordinary shares we may sell in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. While we currently intend to again seek the approval of our shareholders to disapply the statutory pre-emption rights generally, there is no guarantee that such approval will be forthcoming. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

Since our inception, we have primarily funded our research and development activities, the commercialization of our products and our operations from the sale of equity securities. We will need to obtain substantial additional funding to achieve our business objectives. If we are unable to raise additional funds when needed, including through the sale of our ordinary shares for cash, we may be unable to pursue our business plans and strategy, and we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Therefore, we believe obtaining shareholder approval of the pre-emption rights dis-application proposal at a future general meeting of the shareholders is critical to our ability to continue to fund our operations and achieve our business objectives.

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

ITERUM THERAPEUTICS PLC

Date: November 14, 2023	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: November 14, 2023	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer