Form 10-K
period 2023-12-31
Iterum Therapeutics plc
filed 2024-03-28
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s ordinary shares, $0.01 par value per share, on the Nasdaq Capital Market on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter was $13.7 million.

The number of shares of Registrant’s ordinary shares outstanding as of February 29, 2024 was 16,426,784.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive proxy statement for the Registrant’s 2024 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2023.

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
•
our ability to resolve the issues set forth in the Complete Response Letter (CRL) received from the U.S. Food and Drug Administration in July 2021 in connection with our New Drug Application (NDA) for oral sulopenem and resubmit our NDA;
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
•
the impact of general economic conditions, including inflation; and
•
our strategic process to sell, license, or otherwise dispose of our rights to oral sulopenem to maximise value for our stakeholders and the outcome, impact, effects and results of our pursuit of strategic alternatives, including the terms, timing, structure, value, benefits and costs of any strategic process and our ability to complete one at all.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in the “Risk Factors” section of this Annual Report on Form 10-K, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our ordinary shares. These risks include the following:

•
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2023, we had $23.9 million of cash, cash equivalents and short-term investments. Based on our available cash resources, including amounts raised subsequent to the year end under the "at-the-market” agreement, as disclosed in Note 17 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we do not believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses for the next 12 months from the date of filing this Annual Report on Form 10-K including through repayment of the 6.500% Exchangeable Senior Subordinated Notes due in January 2025 (Exchangeable Notes).
•
We will require additional capital to fund our operations and may be unable to obtain financing when needed or on acceptable terms. Additionally, in the event we are not able to obtain shareholder approval for the disapplication of pre-emption rights over our ordinary shares at a general meeting of the shareholders, our ability to raise additional capital through the issue of new shares for cash will be severely limited. Additional capital will also be required in order to repay the Exchangeable Notes when they become due. We may not have enough available cash or be able to obtain financing at that time. Our failure to make repayments when due would constitute a default under the indenture governing the Exchangeable Notes. A default under that indenture could also lead to a default under any agreements governing our future indebtedness.
•
We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program. As of December 31, 2023, we had an accumulated deficit of $461.3 million.
•
In July 2021, we received a Complete Response Letter (CRL) from the U.S. Food and Drug Administration (FDA) regarding our new drug application (“NDA”) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen. In the CRL, the FDA determined that additional data are necessary to support approval for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone. The FDA recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023, we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin® susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.
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
•
We currently have no commercial organization. If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties, or enter into a strategic transaction with a partner that has established commercial capabilities in the U.S., sulopenem or any other product candidate may not be successfully commercialized, if such product candidate is approved.
•
Our exploration and pursuit of strategic alternatives may not be successful.
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
•
The volatility of our shares and shareholder base may hinder or prevent us from engaging in beneficial corporate initiatives. As our shareholder base is comprised of a large number of retail (or non-institutional) investors, this creates more volatility since shares change hands frequently. As a result, there can be a significant turnover of shareholders between the record date and the meeting date which makes it harder to get shareholders to vote. Failure to secure sufficient votes on a particular matter may impede our ability to move forward with initiatives that are intended to grow the business and create shareholder value or prevent us from engaging in such initiatives at all. For example, we asked our shareholders to approve the disapplication of statutory pre-emption rights over the increased authorized share capital that was approved by our shareholders at our annual general meeting of shareholders in May 2023 (the 2023 Annual Meeting). However, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of such resolutions at the 2023 Annual Meeting or at subsequent extraordinary general meetings of shareholders held in August 2023 and January 2024. As a result, our ability to raise additional capital to finance our business through the issue of new shares for cash is severely limited.

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

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial (SURE 3). In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI (SURE 2) and uUTI (SURE 1). In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023, we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin® susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024). After receiving positive data from our REASSURE trial our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we have engaged a financial advisor to assist management and the board in evaluating strategic alternatives.

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

The treatment of urinary tract and intra-abdominal infections has become more challenging because of the development of resistance by pathogens responsible for these diseases. There are approximately 15 million emergency room and office visits for symptoms of urinary tract infections (UTIs) and approximately 33 million uUTIs in the United States annually, with approximately 30% of those infections caused by a quinolone non-susceptible organism, and approximately 1% of infections are caused by pathogens that are resistant to all commonly available classes of oral antibiotics. Based on market research, physicians estimated that approximately 35% of these patients are at elevated risk for treatment failure. Proper antibiotic treatment of drug-resistant infections in this group is particularly important due to the risks associated with treatment failure. Elevated risk patients were defined in the research as patients with recurrent UTIs, elderly patients, patients who have a suspected or confirmed drug-resistant infection, patients with comorbidities (e.g., Diabetes mellitus) or that are immunocompromised, patients that have had a recent hospitalization, patients with a history of prior antibiotic failure and patients in a long-term care setting. Treatment failures pose significant clinical and economic challenges to the healthcare system. In 2022, a retrospective database analysis of 5,395 evaluable outpatient UTI episodes revealed that 22% of patients received an antibiotic to which the pathogen was resistant in vitro, and those patients were almost twice as likely to require a second prescription (34% versus 19%) or be hospitalized (15% versus 8%) within 28 days of the initial prescription fill compared to patients who received an antibiotic to which the pathogen was susceptible. There are also approximately 3.6 million patients with cUTI and approximately 350,000 patients with cIAI that require antibiotic therapy every year in the United States.

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

If approved, and in the event our strategic process to sell, license, or otherwise dispose of our rights to oral sulopenem to maximise value for our stakeholders, does not result in any type of transaction, we would plan to commercialize our sulopenem program in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting. Data from an ongoing epidemiology study to quantify quinolone resistance by zip code, in addition to data from our clinical trials and available prescriber data, would inform our initial targeted sales force as to where the medical need for a new, effective therapy for UTIs is highest in the community setting. Outside of the United States, we are evaluating our options to maximize the value of our sulopenem program.

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

As of February 29, 2024, we exclusively license from Pfizer two U.S. patents and three foreign patents, including one U.S. patent directed to composition of matter of sulopenem etzadroxil, which is projected to expire in 2029, subject to potential extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, to 2034, and three foreign patents related to sulopenem etzadroxil. We also own two U.S. patents, one Japanese patent, one Korean patent and one Australian patent, with one U.S. Patent, the Japanese patent, the Korean patent and the Australian patent directed to the composition of the bilayer tablet of oral sulopenem and its related preparations and/or uses, and the other U.S. patent directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. The patents owned by us are scheduled to expire no earlier than 2039, excluding any additional term for patent adjustments or patent term extensions. We also own three pending U.S. patent applications, and twenty four pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. Any U.S. or foreign patents issuing from the pending applications are projected to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions. In addition, the FDA has designated sulopenem and oral sulopenem as Qualified Infectious Disease Products (QIDP) for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease pursuant to the Generating Antibiotic Incentives Now Act (the GAIN Act). Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status makes sulopenem and oral sulopenem eligible to benefit from certain incentives for the development of new antibiotics provided under the GAIN Act. Further, QIDP status could add five years to any regulatory exclusivity period that we may be granted. QIDP status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. Fast track status provides an opportunity for more frequent meetings with the FDA, more frequent written communication related to the clinical trials, eligibility for accelerated approval and priority review and the potential for a rolling review. None of our licensed patents cover the IV formulation of sulopenem.

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

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program, being the SURE 1 trial, the SURE 2 trial and the SURE 3 trial. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the FDA and feedback from the EMA. We conducted the Phase 3 clinical trials under SPA agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial (SURE 3). In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI (SURE 2) and uUTI (SURE 1). In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone, and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024).

Our Strategy

Since inception, our strategy has been to develop and commercialize our sulopenem program for multiple indications, and in the long term to build a market-leading anti-infective business. We are now focused on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing stakeholder value and have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of its rights to sulopenem. Pending the outcome of such strategic process, the key elements of our strategy continue to include the following:

•
Obtain regulatory approval for oral sulopenem in the United States. Resubmit our NDA to the FDA for oral sulopenem which is expected in the second quarter of 2024.
•
Consider regulatory strategy outside the United States. We are considering the timing of a potential submission of a Marketing Authorization Application (MAA) to the EMA.

In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, our strategy may include some or all of the following elements:

•
Maximize commercial potential of our sulopenem program. If approved by the FDA, we may seek a commercial partner and/or directly commercialize oral sulopenem in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program.
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
•
Build a portfolio of differentiated anti-infective products. We may seek to enhance our product pipeline through strategically in-licensing or acquiring clinical stage product candidates or approved products for the community and/or hospital and acute care markets. We believe that our focus on acute care in both the community and hospital markets will make us an attractive partner for companies seeking to out-license products or product candidates in our areas of focus.

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

Antimicrobial Resistance is Increasing

E. coli is growing increasingly resistant to many classes of antibiotics, which is especially problematic for patients suffering from UTIs because E. coli is the primary cause of those infections. The market-leading antibiotics, fluoroquinolones (e.g., Cipro, Levaquin) and trimethoprim-sulfamethoxazole (e.g., Bactrim, Septra), currently have E. coli resistance rates over 20% nationally. In 2019, approximately 40% of oral prescriptions for UTIs written in the United States were for fluoroquinolones or trimethoprim-sulfamethoxazole. In hospitals, fluoroquinolones have greater than 30% resistance to E. coli in approximately half the states in the United States, and have greater than 25% resistance rates in nearly 80% of the states. According to national data published by the Centers for Disease Control and Prevention (CDC), fluoroquinolones had greater than 33% resistance to E. coli in the United States in 2019 in hospitalized patients, and in 2020, the national resistance rate of E. coli to fluoroquinolones increased to 35.2%. Further, the national resistance rate of E. coli to cephalosporins, which is a common marker for extended spectrum ß-lactamases (ESBL)-producing E. coli, was estimated to be approximately 13% for the combined years of 2011 to 2015, and in 2020, and the resistance rate to cephalosporins was reported to be 24.7% by the CDC. Between 2000 and 2009 the prevalence of extended spectrum ß-lactamases (ESBL)-producing E. coli and ESBL-producing K. pneumoniae more than doubled from 3.3% to 8.0% and from 9.1% to 18.6%, respectively. During the same timeframe, hospitalizations caused by ESBL-producing organisms increased by about 300%. In a 2022 special report from the CDC describing the U.S. impact of COVID-19 on antimicrobial resistance, rates of ESBL cases increased an estimated 10% from 2019 through 2020, primarily driven by a 32% increase in hospital-onset versus 7% increase in community-onset infections. Data reported by the European Antimicrobial Resistance Surveillance Network (EARS-Net) in Europe demonstrate that in 2022, the prevalence of quinolone resistant E. coli and E. coli resistant to third generation cephalosporins is 22% (EU/EEA country range 9.9-46.4%) and 14.3% (EU/EEA country range 5.8-40.2%), respectively. The prevalence of E. coli with combined resistance to third generation cephalosporins, fluoroquinolones, and aminoglycosides is 5.1% (EU/EEA country range 1.5-14.2%).

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
•
Documented safety and tolerability profile. In our completed Phase 3 program, sulopenem IV and oral sulopenem were well tolerated. In the cIAI clinical trial, among the 668 patients treated, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem. In the cUTI trial, patients received either sulopenem IV followed by sulopenem etzadroxil, if eligible for oral therapy, or ertapenem IV followed by ciprofloxacin or amoxicillin-clavulanate, if eligible for oral therapy. Among 1,392 treated patients, treatment-related adverse events were observed in 6.0% and 9.2% of patients on sulopenem and ertapenem, respectively, with the most commonly reported adverse events being headache (3.0% and 2.2%), diarrhea (2.7% and 3.0%) and nausea (1.3% and 1.6%), on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 0.4% of patients on sulopenem and 0.6% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 2.0% of patients on sulopenem and 0.9% of patients on ertapenem. In the uUTI trial (SURE 1), patients received either oral sulopenem or ciprofloxacin. Among 1,660 treated patients, treatment related adverse events were observed in 17.0% and 6.2% of patients on sulopenem and ciprofloxacin, respectively. The most commonly reported adverse events were diarrhea (12.4% and 2.5%), nausea (3.7% and 3.6%), and headache (2.2% and 2.2%), for sulopenem and ciprofloxacin patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 1.6% of patients on sulopenem and 1.0% of patients on ciprofloxacin. Serious adverse events were seen in 0.7% of patients on sulopenem with one drug-related serious adverse event due to transient angioedema and 0.2% of patients on ciprofloxacin with no drug-related serious adverse event. In the recently completed uUTI trial, REASSURE, patients received either oral sulopenem or Augmentin®. Among 2,214 treated patients, treatment related adverse events were observed in 18.9% and 12.3% of patients on sulopenem and Augmentin®, respectively. The most commonly reported adverse events were diarrhea (8.1% and 4.1%), nausea (4.3% and 2.9%), and headache (2.2% and 1.5%), for sulopenem and Augmentin® patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 0.7% of patients on sulopenem and 0.4% of patients on Augmentin®. Serious adverse events were seen in 0.0% of patients on sulopenem and 0.5% of patients on Augmentin® with no drug-related serious adverse event.
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

Both sulopenem and oral sulopenem have received QIDP designation status for the indications of uUTI, cUTI and cIAI as well as for community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP designation status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. We had received feedback on the development program in an end of Phase 2 meeting with the FDA, which provided guidance on the size of the safety database, the non-clinical study requirements, the design of the Phase 1 and Phase 3 clinical trials, the pediatric development plan, as well as support for the proposed chemistry, manufacturing, and controls (CMC) development activities through production of commercial supplies. The Phase 3 clinical trials for treatment of cIAI, cUTI and uUTI received SPA agreements with the FDA. All three Phase 3 clinical trials were initiated in the third quarter of 2018 and completed enrollment by the end of 2019. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. EMA Scientific Advice received by us, consistent with the existing guidance for this indication, supports an endpoint assessed earlier than the primary study endpoint and a non-inferiority margin of -12.5%. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies, with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin, driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Further, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. As described above, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024).

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

Modeling and Dose Selection

Based on in vitro susceptibility data from surveillance studies, pharmacokinetics gathered from Phase 1 clinical trials, and population pharmacokinetic data from patients, we performed modeling to help choose the doses for the Phase 3 program. The MIC90 for all Enterobacteriaceae potentially involved in the target indications was 0.25 µg/mL and for the weighted distribution of pathogens most likely to be associated with the indication was 0.06 µg/mL. We have performed modeling both for the weighted distribution of MICs expected in the clinical trials as well as at a fixed MIC of 0.5 µg/mL. Data obtained from animal experiments confirmed that, similar to carbapenems and lower than that for other ß-lactams, the %Tfree >MIC required for bacteriostasis is approximately 10–19%, depending on the dosing regimen; we have used 17% in our models. Based on the outputs from those models, the IV dose of sulopenem studied in the Phase 3 clinical trials was 1000 mg sulopenem delivered over 3 hours once a day. The oral dose studied was 500 mg of sulopenem etzadroxil given with 500 mg of probenecid in a single bilayer tablet twice daily. In vitro dose fractionation and hollow-fiber infection model studies conducted subsequently were also supportive of the selected dose regimen.

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

In the uUTI trial (SURE 1), clinical outcome at the test-of-cure visit was noted as cure for those patients who are alive, who demonstrate resolution of the symptoms of uUTI present at trial entry (and no new symptoms) such that no new antibiotics are required, as well as the demonstration that the bacterial pathogen(s) found at trial entry are reduced to <103 CFU/mL on urine culture on Day 12. The primary endpoint was clinical and microbiologic response on Day 12 in the micro-MITT population. The micro-MITT population consists of those randomized patients who received a dose of study drug and had a gram-negative organism isolated in their urine. Two independent populations were prespecified and tested for an overall response of success at the test of cure (TOC) (Day 12): a) Superiority (286 patients): quinolone non-susceptible population assessed for superiority, defined as a p value <0.05, and b) Non-inferiority (785 patients): quinolone-susceptible population tested for non-inferiority, based on lower limit of 95% confidence interval for difference in microbiologic-modified intent to treat population being less than -10%.

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

In the cIAI trial, among 668 treated patients, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem. In the cUTI trial, patients received either sulopenem IV followed by sulopenem etzadroxil, if eligible for oral therapy, or ertapenem IV followed by ciprofloxacin or amoxicillin-clavulanate, if eligible for oral therapy. Among 1,392 treated patients, treatment-related adverse events were observed in 6.0% and 9.2% of patients on sulopenem and ertapenem, respectively, with the most commonly reported adverse events being headache (3.0% and 2.2%), diarrhea (2.7% and 3.0%) and nausea (1.3% and 1.6%), on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 0.4% of patients on sulopenem and 0.6% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 2.0% of patients on sulopenem and 0.9% of patients on ertapenem. In the uUTI trial (SURE 1), patients received either oral sulopenem or ciprofloxacin. Among 1,660 treated patients, treatment related adverse events were observed in 17.0% and 6.2% of patients on sulopenem and ciprofloxacin, respectively. The most commonly reported adverse events were diarrhea (12.4% and 2.5%), nausea (3.7% and 3.6%), and headache (2.2% and 2.2%), for sulopenem and ciprofloxacin patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 1.6% of patients on sulopenem and 1.0% of patients on ciprofloxacin. Serious adverse events were seen in 0.7% of patients on sulopenem with one drug-related serious adverse event due to transient angioedema and 0.2% of patients on ciprofloxacin with no drug-related serious adverse event. In the recently completed uUTI trial, REASSURE, patients received either oral sulopenem or Augmentin®. Among 2,214 treated patients, treatment related adverse events were observed in 18.9% and 12.3% of patients on sulopenem and Augmentin®, respectively. The most commonly reported adverse events were diarrhea (8.1% and 4.1%), nausea (4.3% and 2.9%), and headache (2.2% and 1.5%), for sulopenem and Augmentin® patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 0.7% of patients on sulopenem and 0.4% of patients on Augmentin®. Serious adverse events were seen in 0.0% of patients on sulopenem and 0.5% of patients on Augmentin® with no drug-related serious adverse event.

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

Phase 3 Clinical Trial – REASSURE

In July 2022, we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. A brief overview of the comparator agent, sample size, timing of efficacy assessment and duration of oral dosing is provided in the graphic above. Non-inferiority in this clinical trial is defined by the lower limit of the 95% confidence interval for the treatment difference of no more than -10%. We expect to resubmit our NDA to the FDA in the second quarter of 2024.

The table below summarizes the key efficacy data for REASSURE at the TOC visit:

	Sulopenem/probenecid 500 mg/500 mg BID N=480 n (%)	Augmentin® (Amoxicillin/clavulanate)875 mg/125 mg BID N=442 n (%)	Treatment Difference[i] (95% CI)
Overall Responseii	296 (61.7)	243 (55.0)	6.7 (0.3, 13.0)
Clinical Successiii	371 (77.3)	339 (76.7)	0.6 (-4.8, 6.1)
Microbiological Successiv	361 (75.2)	295 (66.7)	8.5 (2.6, 14.3)

[i] Difference in oral sulopenem versus Augmentin®in the m-MITTS population

[ii] Combined clinical and microbiological success (primary endpoint)

[iii] Clinical success at TOC = symptom resolution + no new uUTI symptoms

[iv] Eradication of qualifying uropathogen to <103 CFU/mL at TOC visit

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

We own two U.S. patents, one Japanese patent, one Korean patent and one Australian patent, with one U.S. Patent, the Japanese patent, the Korean patent and the Australian patent directed to the composition of the bilayer tablet of oral sulopenem and its related preparations and/or uses, and the other U.S. patent directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. We also own three pending U.S. patent applications, and twenty four pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. In addition to patents owned by us, we also rely on the Pfizer License for intellectual property rights that are important or necessary for the development of sulopenem etzadroxil and the IV formulation of sulopenem. We do not however license any patent rights that cover the IV formulation of sulopenem and all patent rights covering the compound sulopenem expired prior to us entering into the Pfizer License. We also rely, in some circumstances, on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Intellectual Property Relating to Oral Sulopenem

As of February 29, 2024, we exclusively license from Pfizer two U.S. patents and three foreign patents, including one U.S. patent directed to composition of matter of sulopenem etzadroxil, which is projected to expire in 2029, subject to potential extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, to 2034, and three foreign patents related to sulopenem etzadroxil. We also own two U.S. patents, one Japanese patent, one Korean patent and one Australian patent, with one U.S. Patent, the Japanese patent, the Korean patent and the Australian patent directed to the composition of the bilayer tablet of oral sulopenem and its related preparations and/or uses, and the other U.S. patent directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. The patents owned by us are scheduled to expire no earlier than 2039, excluding any additional term for patent adjustments or patent term extensions. We also own three pending U.S. patent applications, and 24 pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. Any U.S. or foreign patents issuing from the pending applications are projected to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from AbbVie Inc. and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla, Xerava from Innoviva, Recarbrio from Merck & Co, and Fetroja from Shionogi & Co., Ltd.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union (EU), extensively regulate, among other things, the research, development, clinical trials, testing, manufacture, including any manufacturing changes, authorization, pharmacovigilance, adverse event reporting, recalls, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, import and export of pharmaceutical products and product candidates such as those we are developing. The processes for obtaining regulatory approvals in the United States and in other countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

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
•
payment of user fees and securing FDA review and approval of the NDA; and
•
commitment to comply with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (REMS) and the potential requirement to conduct post-approval studies.

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. Beyond reviewing an IND to assure the safety and rights of patients, the FDA's review also focuses on the quality of the investigation and whether it will be adequate to permit an evaluation of the drug's effectiveness and safety. If there are any outstanding questions, the IND sponsor and the FDA must resolve them before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board (DSMB) or data monitoring committee (DMC). This group provides authorization as to whether or not a trial may move forward at designated checkpoints based on review of available data from the study, to which only the DSMB or DMC maintains access. Suspension or termination of development during any phase of a clinical trial can occur if the DSMB or DMC determines that the participants or patients are being exposed to an unacceptable health risk or for other reasons.

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

In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such trials, typically referred to as post-approval clinical trials, may be conducted after initial marketing approval. Moreover, a clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA.

In December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s (ICH) recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

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

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements due to the long delay of the U.S. Department of Health and Human Services, or HHS, the FDA has issued several pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Clinical Studies Outside the United States in Support of FDA Approval

In connection with our clinical development program, we may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of US approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

Interactions with FDA during the clinical development program

Following the clearance of an IND and the commencement of clinical trials, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before a biologics license application (BLA) is submitted (Pre-BLA meeting). Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues, which should be limited to no more than two focused topics, and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

Manufacturing and other regulatory requirements

Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, and purity of the finished product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. The manufacturing facilities may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. If a manufacturing facility is not in substantial compliance with the applicable regulations and requirements imposed when the product was approved, regulatory enforcement action may be taken, which may include a warning letter or an injunction against shipment of products from the facility and/or recall of products previously shipped.

Submission and Review of an NDA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2024 is $4,048,695 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2024 is $416,734. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

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

Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP. The FDA generally accepts data from foreign clinical trials in support of an NDA if the trials were conducted under an IND. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspections of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

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

Decisions on an NDA

The FDA reviews an application to determine whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. Ultimately, the FDA will determine whether the expected benefits of the drug product outweigh its potential risks to patients. This assessment is informed by the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

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

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, post-approval clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

The FDA may give a priority review designation to drugs that offer major advances in treatment for a serious condition or provide a treatment where no adequate therapy exists. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six and ten month review periods are measured from the “filing” date for NDAs for new molecular entities. The FDA will automatically give a priority review designation for the first application submitted in respect of a product for which a QIDP designation was granted.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including post-approval clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes products, as well as adverse public relations and reputational harm. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act (PDMA) was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act (DSCSA) became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes in place but, in August 2023, the FDA set a one-year period in which it would exercise its enforcement discretion with respect to these requirements.

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

Federal and state data privacy laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities.

In addition to California, eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Clinical Trials

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 (CTR) became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EU Clinical Trials Registry.

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

Conditional approval

In particular circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional MA may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new clinical trials and with respect to the collection of pharmacovigilance data. Conditional MAs are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional MA.

Regulatory requirements after marketing authorization

As in the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. The holder of an EU marketing authorization for a medicinal product must, for example, comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The manufacturing process for medicinal products in the European Union is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, including compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients.

In the European Union, the advertising and promotion of approved products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with clinicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion, which is prohibited in the European Union.

Reimbursement and pricing of prescription pharmaceuticals

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

In July 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the European Economic Area (EEA) to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the CJEU decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business at the international level.

On June 23, 2016, the electorate in the U.K. voted in favor of leaving the EU, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the U.K. and whether personal information can transfer from the EU to the U.K. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the U.K., it is unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR, although these transfers currently are permitted by an adequacy decision from the European Commission. The U.K. government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future. The U.K. and the U.S. have also agreed to a U.S.-UK “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the U.K. to the United States. In addition to the U.K., Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

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

Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Pharmaceutical Prices

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022, or IRA, further delayed implementation of this rule to January 1, 2032.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (Chamber), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Commercialization Strategy and Organization

After receiving positive data from our REASSURE trial, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we have engaged a financial advisor to assist management and the board in evaluating strategic alternatives.

Given our stage of development, we have not yet established a commercial organization or distribution capabilities for our initial indication. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may commercialize our sulopenem program in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting.

Prior to receiving marketing approval, and subject to the outcome of our strategic process, we may build an awareness program to familiarize physicians in the community setting with the rising rate of resistance of pathogens to the current oral therapies for uUTI, and in particular, the resistance rate of E. coli to quinolones in the specific areas those physicians are practicing. Additionally, prior to approval, and subject to the outcome of our strategic process, we may develop marketing, sales and training materials as well as begin interacting with physicians to discuss the uUTI disease state and challenges that the existing treatments are facing. Some pre-commercialization activities including research and planning were undertaken in early 2021 which can be built on if and when we are in a position to resume commercialization activities.

If the FDA approves oral sulopenem, subject to the outcome of our strategic process, we may build a commercial infrastructure to launch oral sulopenem in the United States. We would plan that the commercial infrastructure would be led operationally by highly experienced management personnel and would be comprised of a sales force, marketing team, health resource group and a managed markets group focused on reimbursement and access with third-party payors. We would also plan to have in place a patient and healthcare practitioner support group to assist with information requests, reimbursement logistics and assistance, and provide educational materials where appropriate.

In the event we were to build a commercial infrastructure ourselves, we would expect our sales team would focus its efforts on the physicians in the community and we would plan to segment these physicians into priority targets based on three key variables: the rate of resistance in a physician’s territory, the number of prescriptions generated by an individual physician for uUTI and the commercial payor coverage in that territory. With these target physicians, we would plan to deploy our commercial resources to highlight the patient profiles that would be appropriate for oral sulopenem, including patients with suspected or known quinolone resistant pathogens. We expect our commercial teams would work with physicians in the infectious disease field to answer questions regarding sulopenem’s clinical results and its pharmacokinetic profile, conduct medical education events regarding the emerging science and build awareness of sulopenem. To the extent access for, and awareness of, our sulopenem program was to increase, we would plan to broaden our target audience and geography by increasing the number of sales representatives to capture a larger percentage of the market.

In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may focus our initial commercial efforts on the U.S. market, which we believe represents the largest market opportunity for our sulopenem program. We are currently evaluating a potential commercialization strategy outside the United States and believe that Europe and Asia represent significant opportunities because of rising rates of ESBL and quinolone resistance in these geographies, which in many countries exceeds the United States’ resistance rate.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of any of our product candidates. We currently rely on a small number of third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for our preclinical research and clinical trials. As of February 29, 2024, we had a 3-person team dedicated to managing the relationships with these manufacturers and the manufacturing process. Due to the complex and critical nature of drug manufacturing, we have employed a dual sourcing strategy in order to register two suppliers and validate one supplier for sulopenem etzadroxil API, with each supplier capable of producing commercial scale quantities under cGMP conditions. We also intend to have a third-party manufacturer produce the oral sulopenem bilayer tablets. In the future, given the importance of our oral formulation, we plan to pursue additional sources to manufacture tablets.

Employees and Human Capital

As of February 29, 2024, we had 14 full-time employees, including a total of three employees with M.D. or Ph.D. degrees. We are also supported by consultants and contractors in most areas of the business, including clinical, regulatory, CMC, Quality Assurance and finance and business and operations support. Eight of our employees were primarily engaged in research and development activities, with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good. We may need to increase our workforce to support additional clinical activities, and, if we pursue additional clinical work related to other indications, we may increase our research and development headcount.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2023, we had $23.9 million of cash, cash equivalents and short-term investments. Based on our available cash resources, including amounts raised subsequent to the year end under the “at-the-market” agreement, as disclosed in Note 17 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we do not believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses for the next 12 months from the date of filing this Annual Report on Form 10-K including through repayment of the 6.500% Exchangeable Senior Subordinated Notes due in January 2025 (Exchangeable Notes).

This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, although Management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. In addition, our ability to raise additional capital through the issue of new shares for cash is limited to issuing only 1.8 million ordinary shares (or rights to acquire such shares) for cash, based on the amount of authorized ordinary shares unissued or unreserved and free from any statutory rights of pre-emption, and therefore available for issuance as of February 29, 2024. While shareholders approved an increase of an additional 60,000,000 ordinary shares at our annual general meeting in May 2023 (the “Additional Shares”), we did not receive approval for the disapplication of statutory pre-emption rights over such shares. Absent shareholder approval of the dis-application of statutory pre-emption rights with respect to the Additional Shares, any Additional Shares that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program.

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of December 31, 2023, we had an accumulated deficit of $461.3 million, cash and cash equivalents of $6.1 million and short-term investments of $17.9 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021, in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the special protocol assessment (SPA) process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the

Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024).

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) Exchangeable Notes; and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. On October 7, 2022, we entered into an at the market offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2023, we sold 639,825 ordinary shares under the Sales Agreement at an average price of $1.68 per share for net proceeds of $1.0 million. As of December 31, 2023, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering and February 2021 Underwritten Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

Following receipt of the CRL, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and plan to limit spending to essential costs required in connection with the potential resubmission of the NDA.

We expect to continue to incur significant expenses and increasing operating losses as we conduct clinical trials of oral sulopenem and sulopenem, seek marketing approval for oral sulopenem if clinical trials are successful, engage in pre-commercialization activities and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•
complete work to support a potential resubmission of our NDA for oral sulopenem;
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

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to incur significant expenses and increasing operating losses as we conduct clinical trials of oral sulopenem and sulopenem, seek marketing approval for oral sulopenem if clinical trials are successful, engage in pre-commercialization activities, and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. If we obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and undertake commercialization activities, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval, and could be substantial. Additionally, principal and interest on the outstanding Exchangeable Notes become due on January 31, 2025.

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

Furthermore, under Irish law, our directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital once authorized to do so by our Articles of Association or by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory pre-emption rights either in our Articles of Association or by way of a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory pre-emption rights at the 2023 Annual General Meeting of Shareholders (the 2023 Annual Meeting) and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2023 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, we did not receive approval on the disapplication of statutory pre-emption rights. We asked our shareholders to renew the disapplication of statutory pre-emption rights over the authorized but unissued share capital at an extraordinary general meeting of the Company on August 1, 2023; however, although we received over 62% support of the votes cast on renewing the pre-emption rights opt-out authority at that meeting, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions. We asked our shareholders again to approve the disapplication of statutory pre-emption rights over 5,000,000 authorized but unissued ordinary shares at an extraordinary general meeting of the Company on January 30, 2024 (the January EGM) however, again, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 1.8 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of February 29, 2024 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute. While we may seek the approval of our shareholders to disapply the statutory pre-emption rights generally in the future, there is no guarantee that such approval will be forthcoming. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

Additional capital will be required in order to repay the Exchangeable Notes when they become due. We may not have enough available cash or be able to obtain financing at that time. Our failure to make repayments when due would constitute a default under the indenture governing the Exchangeable Notes. A default under that indenture could also lead to a default under any agreements governing our future indebtedness.

We expect that additional capital will be required to complete our sulopenem development program and file with regulatory agencies and commercialize oral sulopenem, if regulatory approval is received. If we receive regulatory approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts, which would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy and we may be unable to continue as a going concern

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the timing and costs of our clinical trials of oral sulopenem and sulopenem, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates;
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
•
the amount and timing of any payments we may be required to make in connection with the RLNs and the repayment of the Exchangeable Notes;
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

Provisions in the EN Indenture and RLN Indenture may deter or prevent us from raising additional capital to fund our operations or entering into a strategic transaction to sell, license, or otherwise dispose of our rights to sulopenem.

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

These provisions could deter or prevent us from raising additional capital or entering into a strategic transaction to sell, license, or otherwise dispose of our rights to sulopenem. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy. Furthermore, our inability to consummate a strategic transaction to sell, license, or otherwise dispose of our rights to sulopenem could impact our ability to maximize stakeholder value.

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

The EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the sales made under an at the market offering (ATM) pursuant to the Sales Agreement entered into with HC Wainwright, as agent, on October 7, 2022, the exchange rate of the Exchangeable Notes increased and, as of December 31, 2023, the exchange price of the Exchangeable Notes was $11.123 per ordinary share (at an adjusted exchange rate of 89.9035 shares per $1,000 of principal and interest on the Exchangeable Notes). As of December 31, 2023, $11,117 aggregate principal amount of Exchangeable Notes remained outstanding.

Depending on the public offering prices, the number of shares that we sell pursuant to our Sales Agreement with HC Wainwright as agent and any potential increase to the exchange rate of the Exchangeable Notes, we may not have sufficient authorized share capital or share issuance authorities to convert all of the Exchangeable Notes into ordinary shares following any sales of shares pursuant to the Sales Agreement and could be required to settle any exchanges with cash to the extent we do not have available authorized shares. If we elect to settle any exchanges in cash, or we do not have authorized and available ordinary shares needed to satisfy physical exchange of the Exchangeable Notes, our liquidity could be adversely affected and/or we may not have sufficient cash available at that time to satisfy such cash settlement. In addition, in the event we elect to settle exchanges of Exchangeable Notes with ordinary shares, we would be limited in our ability to issue equity for other purposes which could adversely affect our shareholders and our ability to raise additional capital. During the year ended December 31, 2023, we sold 639,825 ordinary shares under the Sales Agreement at an average price of $1.68 per share for net proceeds of $1.0 million.

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

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of December 31, 2023, $11,117 aggregate principal amount of Exchangeable Notes remained outstanding.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three prior Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior preclinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

Risks Related to Our Evaluation of Strategic Options

Our exploration and pursuit of strategic alternatives may not be successful.

Our board of directors, after receiving positive data from our REASSURE trial determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we have engaged a financial advisor to assist management and the board in evaluating strategic alternatives.

Despite our plan to devote significant efforts to identify and evaluate potential strategic options, the process may not result in any definitive offer to consummate such a transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance shareholder value or deliver expected benefits. In the event that we are unable to raise sufficient capital to fund our operations while we evaluate our strategic options, and, if able, consummate a transaction, or identify a viable strategic option at all, our board of directors may determine that a liquidation and dissolution of our business approved by shareholders is the best method to maximize shareholder value.

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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support resubmission or approval of our NDA. As we work with the FDA to resolve the issues set out in the CRL, we will be delayed in obtaining, and may ultimately be unable to obtain, FDA approval for sulopenem for this or any other indication or for any other product or to successfully commercialize sulopenem.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the prior Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL and/or that the data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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
•
although we conducted the REASSURE clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) pursuant to an SPA agreement, there is no guarantee that the FDA, or any other regulatory authorities, will approve any application that is supported by a clinical trial conducted in accordance with such agreement;
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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. While we successfully completed the REASSURE clinical, we may not be able to initiate and/or continue or complete other clinical trials of oral sulopenem, sulopenem or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our prior Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. On July 23, 2021, we received a CRL from the FDA in respect of the NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

While the active pharmaceutical ingredient in the bilayer tablet is sulopenem etzadroxil, the combination product with probenecid has not yet been tested extensively in patients. In the cIAI trial, patients received either sulopenem IV followed by sulopenem etzadroxil or ertapenem followed by ciprofloxacin/metronidazole or amoxicillin-clavulanate. Among 668 treated patients, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem. In the cUTI trial, patients received either sulopenem IV followed by sulopenem etzadroxil, if eligible for oral therapy, or ertapenem IV followed by ciprofloxacin or amoxicillin-clavulanate, if eligible for oral therapy. Among 1,392 treated patients, treatment-related adverse events were observed in 6.0% and 9.2% of patients on sulopenem and ertapenem, respectively, with the most commonly reported adverse events being headache (3.0% and 2.2%), diarrhea (2.7% and 3.0%) and nausea (1.3% and 1.6%), on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 0.4% of patients on sulopenem and 0.6% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 2.0% of patients on sulopenem and 0.9% of patients on ertapenem. In the uUTI trial known as known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, patients received either oral sulopenem or ciprofloxacin. Among 1,660 treated patients, treatment related adverse events were observed in 17.0% and 6.2% of patients on sulopenem and ciprofloxacin, respectively. The most commonly reported adverse events were diarrhea (12.4% and 2.5%), nausea (3.7% and 3.6%), and headache (2.2% and 2.2%), for sulopenem and ciprofloxacin patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 1.6% of patients on sulopenem and 1.0% of patients on ciprofloxacin. Serious adverse events were seen in 0.7% of patients on sulopenem with one drug-related serious adverse event due to transient angioedema and 0.2% of patients on ciprofloxacin with no drug-related serious adverse event. In the recently completed uUTI trial, REASSURE, patients received either oral sulopenem or Augmentin®. Among 2,214 treated patients, treatment related adverse events were observed in 18.9% and 12.3% of patients on sulopenem and Augmentin®, respectively. The most commonly reported adverse events were diarrhea (8.1% and 4.1%), nausea (4.3% and 2.9%), and headache (2.2% and 1.5%), for sulopenem and Augmentin® patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 0.7% of patients on sulopenem and 0.4% of patients on Augmentin®. Serious adverse events were seen in 0.0% of patients on sulopenem and 0.5% of patients on Augmentin® with no drug-related serious adverse event.

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

We currently have no commercial organization. If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties, or enter into a strategic transaction with a partner that has established commercial capabilities in the U.S, oral sulopenem may not be successfully commercialized, if it is approved.

If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties or enter into a strategic strategic transaction with a partner that has established commercial capabilities in the U.S, oral sulopenem may not be successfully commercialized, if it is approved.

We are currently evaluating our commercialization strategy in the United States and other territories. We are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, make arrangements to outsource those functions to third parties or enter a strategic transaction with a partner that has established commercial capabilities in the U.S. If oral sulopenem receives regulatory approval, we may build a commercial organization and recruit a targeted sales force with technical expertise, an internal marketing and health resource group, as well as a managed markets group focused on reimbursement activities with third-party payors and a specialty distribution team to ensure pharmacy-level stocking and, where we choose not to commercialize directly ourselves, we will seek to commercialize oral sulopenem collaboration arrangements. We are not currently party to any such arrangements but engaged a potential commercial partner to provide pre-commercial activities and we commenced negotiations on a definitive agreement for commercialization services. Following receipt of the CRL in July 2021, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities and paused negotiations on the definitive agreement for commercialization services. There is no assurance that we will seek or be able to reach a definitive agreement for commercialization services in the future. Furthermore, while we are currently undergoing a strategic process to sell, license or otherwise dispose of our rights to sulopenem with the goal of maximizing stakeholder value and with the intention of completing such a strategic transaction with a partner that has established commercial capabilities in the U.S., there can be no certainty as to the timing and outcome of our efforts or our ability to consummate such a transaction at all.

The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we, recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

Other factors that may inhibit our efforts to commercialize any product directly include:

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
•
our inability to reach a definitive agreement for commercialization services with respect to the potential commercialization of oral sulopenem in the United States or abroad, should we chose to outsource such services to a third party; and
•
our inability to complete a strategic transaction with a partner that has established commercial capabilities in the U.S.

For those countries in which we choose not to commercialize directly ourselves, we may use collaborators that have direct sales forces and established distribution systems to assist with the commercialization of oral sulopenem. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

Furthermore, while we are focusing on third party arrangements, we may be unsuccessful in entering into the necessary arrangements with third parties including strategic partners, or in obtaining all necessary approvals that may be required to enter into such arrangements or transactions, or may be unable to do so on terms that are favorable to us. In addition, we likely would have little control over such third parties, and any of them might fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, or we are not successful in completing a strategic transaction that has established commercial capabilities in the U.S., or at all, our product candidates will not be successfully commercialized.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from AbbVie Inc and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla, Xerava from Innovia, Recarbrio from Merck & Co, and Fetroja from Shionogi & Co., Ltd.

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

If we experience a significant disruption in our information technology systems, or breaches of data security, or become the target of a cyberattack, our business could be adversely affected.

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

Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers, and other business partners, may become the target of cyberattacks or information security compromises or breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of private, proprietary, and other information, or could otherwise lead to the disruption of our business operations. Cyberattacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial loss due to remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability, including litigation and regulatory investigations and enforcement actions. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Furthermore, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.

Moreover, a security breach, cyberattack or privacy violation that leads to disclosure or modification of, personally identifiable information, could harm our reputation, compel us to comply with applicable European, and United States federal and/or state, breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation and liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. In addition, a data security breach or cyber attack could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to prevent such security breaches, attacks or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer reputational damage, financial loss and other negative consequences because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

We have sought to protect our proprietary position by in-licensing patents in the United States and abroad related to oral sulopenem. We own two U.S. patents, one Japanese patent, one Korean patent and one Australian patent, with one US patent, the Japanese patent, the Korean patent and the Australian patent directed to the composition of the bilayer tablet of oral sulopenem and its related preparations and/or uses, and the other US patent directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs.We also own three pending U.S. patent applications, and 24 pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. The patent prosecution process is expensive and time-consuming, and we and our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, although we control prosecution of the patents we have licensed from Pfizer related to our sulopenem program, we may not always have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce or defend the patents, covering technology that we may license from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained, enforced or defended in a manner consistent with the best interests of our business.

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

We have registered trademarks for “Iterum” as well as trademarks for potential product candidates in various jurisdictions including the United States, European Union, Japan, Switzerland and Canada. If we are unable to secure registrations for our trademarks in other countries, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. Any trademark applications we have filed for our product candidates or may file in the future are not guaranteed to be allowed for registration, and even if they are, we may fail to maintain or enforce such registered trademarks. During trademark registration proceedings in any jurisdiction, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our prior Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and had our NDA application accepted for review by the FDA in January 2021, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

Further, under the Pediatric Research Equity Act, or PREA, a Biologics License Application, or BLA, or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

Although we conducted the Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) under an SPA agreement with the FDA, an SPA agreement does not guarantee marketing approval of, or any other particular outcome from, regulatory review.

We conducted the Phase 3 clinical trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) under an SPA agreement with the FDA. Under the SPA process, the FDA provides a clinical trial sponsor with an official evaluation and written guidance on the design of a proposed protocol intended to form the basis for an NDA. An SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of the overall protocol design for a clinical trial intended to support a future marketing application, but it does not indicate FDA concurrence on every protocol detail. An SPA agreement also does not ensure the receipt of marketing approval or that the approval process will be faster than conventional procedures. A determination regarding marketing approval is addressed during the review of a submitted NDA and depends on efficacy and safety results and an evaluation of the overall benefits and risks of treatment after review of the data from the development program in its totality.

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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, disruptions may result also events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain,, or GB, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The UK and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the UK market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Appeals Court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the Appeals Court decision. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision.

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

Any regulatory approval to market our products will be limited by indication. If we fail to comply or are found to be in violation of FDA regulations restricting the promotion of our products for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, MHRA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act (PIE Act) signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

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

Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriation Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (PhRMA) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act, or IRA.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (Chamber), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

We could experience growth in the number of our employees and the scope of our operations or in the event we are successful in obtaining regulatory approval particularly in the areas of manufacturing, regulatory affairs, sales, marketing and health resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage any expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any growth experienced could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage such growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

We were a passive foreign investment company (PFIC) for U.S. federal income tax purposes for our taxable year ended December 31, 2017. Based on our gross income and average value of our gross assets, we do not believe we (or our wholly owned non-U.S. subsidiaries) were a PFIC for the taxable year ended December 31, 2018 or for any subsequent completed taxable year. We do not expect to be a PFIC for the taxable year ending December 31, 2024; however, our status, and the status of our non-U.S. subsidiaries, in any taxable year will depend on our assets and activities as determined at various times throughout that taxable year. As our PFIC status is a factual determination made annually after the end of each taxable year, there can be no assurances as to that status for the current taxable year or any future taxable year.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $2.30 on November 24, 2023, and a low price of $0.65 on October 25, 2023, in the twelve-month period ending on March 26, 2024. During this time, the price per ordinary share has ranged from an intra-day low of $0.622 per share to an intra-day high of $2.50 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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
•
announcements of regulatory approval, failure to obtain regulatory approvals or receipt of a “complete response letter” from the FDA with respect to any of our product candidates;
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

Our shareholder base is comprised of a large number of retail (or non-institutional) investors, which creates more volatility since shares change hands frequently. In accordance with our governing documents and applicable laws, there are a number of initiatives that require the approval of shareholders at an annual or extraordinary general meeting of shareholders. To hold a valid meeting, a quorum comprised of one or more Members (as defined in our Amended and Restated Constitution) whose name is entered in our register of members as a registered holder of our ordinary shares, present in person or by proxy (whether or not such Member actually exercises his voting rights in whole, in part or at all), holding not less than a majority of our issued and outstanding ordinary shares entitled to vote at a meeting of shareholders, is required. A record date is established to determine which shareholders are eligible to vote at the meeting, which record date must not be more than 60 days prior to the date of the meeting. Since our shares change hands frequently, there can be a significant turnover of shareholders between the record date and the meeting date which makes it harder to get shareholders to vote. While we make every effort to engage retail investors, such efforts can be expensive and the frequent turnover creates logistical issues for obtaining shareholder approval. Further, retail investors tend to be less likely to vote in comparison to institutional investors. Failure to secure sufficient votes may impede our ability to move forward with initiatives that are intended to grow the business and create shareholder value or prevent us from engaging in such initiatives at all. For example, we asked our shareholders to approve the disapplication of statutory pre-emption rights over the increased authorized share capital that was approved by our shareholders at our annual general meeting of shareholders in May 2023 (the 2023 Annual Meeting). However, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of such resolutions at the 2023 Annual Meeting or at subsequent extraordinary general meetings of shareholders held in August 2023 and January 2024. As a result, our ability to raise additional capital to finance our business through the issue of new shares for cash is severely limited. Additionally, where we find it necessary to delay or adjourn meetings or to seek approval again, it will be time consuming and we will incur additional costs.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of December 31, 2023, $11,117 aggregate principal amount of Exchangeable Notes remained outstanding. The outstanding warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3, 2020 Offering, the June 30, 2020 Offering, the October 2020 Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders.

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

Furthermore, ordinary shares that are issuable upon exercise of outstanding options or reserved for future issuance under our equity incentive plans and equity inducement plan or are issuable upon exercise of our outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules or performance criteria, and applicable securities laws. If any of these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

We are an “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our ordinary shares less attractive to investors.

We are an “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). We may remain a smaller reporting company until we have a non-affiliate public float of at least $250 million and annual revenues of at least $100 million or a non-affiliate public float of at least $700 million, each as determined on an annual basis. For so long as we remain a smaller reporting company, we are permitted to take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•
an exemption from compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, on the design and effectiveness of our internal controls over financial reporting; and

• reduced disclosure about our executive compensation arrangements.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we engaged and continue to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Additionally, we will be unable to issue securities in the public markets through the use of a shelf registration if we are not in compliance with Section 404.

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

If a fundamental change occurs prior to the interest record date of the Exchangeable Notes, holders of the Exchangeable Notes will have the right, at their option, to require us to repurchase for cash all or a portion of their Exchangeable Notes for the greater of (i) 300% of the principal amount thereof, and (ii) the consideration that would be received by the holder of such note in connection with a transaction if the holder had exchanged the note for Ordinary Shares immediately prior to the consummation of such transaction. The negative covenants in the EN Indenture also prohibit us from undergoing a change of control transaction, other than a transaction in which each Exchangeable Note holder receives cash consideration of at least 300% of the outstanding principal amount of its notes. Furthermore, the EN Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Exchangeable Notes, the EN Indenture and the guarantees. In addition, the RLN Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the RLNs, the RLN Indenture and the guarantees and the RLN Indenture prohibits us from selling, transferring or assigning certain assets and prohibits Iterum Bermuda, the Guarantors or any of our significant subsidiaries from undergoing a change of control, other than in connection with a change of control of us. These and other provisions in the EN Indenture and the RLN Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to the holders of our ordinary shares.

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

Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital once authorized to do so by our Articles of Association or by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory pre-emption rights either in our Articles of Association or by way of a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory pre-emption rights at our 2023 Annual Meeting and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2023 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, we did not receive approval on the disapplication of statutory pre-emption rights. We asked our shareholders to renew the disapplication of statutory pre-emption rights over the authorized but unissued share capital at an extraordinary general meeting of the Company on August 1, 2023; however, although we received over 62% support of the votes cast on renewing the pre-emption rights opt-out authority at that meeting, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions. We asked our shareholders again to approve the disapplication of statutory pre-emption rights over 5,000,000 authorized but unissued ordinary shares at an extraordinary general meeting of the Company on January 30, 2024; however, again, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 1.8 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of February 29, 2024 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute. While we currently intend to again seek the approval of our shareholders to disapply the statutory pre-emption rights generally, there is no guarantee that such approval will be forthcoming. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

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

We could be subject to securities class action litigation that could divert management's attention and harm our business.

In the past, securities class action litigation has often been brought against a company following a significant business transaction, such as the announcement of a financing or a strategic transaction, or the announcement of a negative event, such as a negative regulatory decision. These events may also result in investigations by the Securities and Exchange Commission. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our cash resources and/or our ability to consummate a potential strategic transaction.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item IC. Cybersecurity.

Risk Management and Strategy

Identifying, assessing, and managing material cybersecurity risks is an important component of our overall risk management program. Our cybersecurity strategy is designed to prioritize detecting and responding to threats and effective management of security risks.

To implement our cybersecurity strategy, we maintain various safeguards and undertake certain cybersecurity programs to secure the data we hold, including encrypting sensitive data, utilizing a robust 24/7/365 security monitoring system, monitoring our information systems for potential vulnerabilities, conducting data security assessments of third-party service providers as part of vendor management, and providing employee testing and training, including phishing tests, general cybersecurity awareness training and business team-focused tabletop exercises.

We have also adopted an Incident Response Procedure (the IR Plan) that outlines the legal and governance processes for identifying, assessing and managing material risks to privacy and security. An incident response team and various senior members of management are responsible for carrying out the IR Plan, in conjunction with our third-party IT service provider.

We do not believe that there are currently any risks from cybersecurity threats that are reasonably likely to materially affect the Company or its business strategy, results of operations or financial condition. Risks from cybersecurity threats may, in the future, among other things, cause material disruptions to our operations, which may materially affect our results of operations and/or financial condition. For more information about these risks, see the risk factor titled “If we experience a significant disruption in our information technology systems, or breaches of data security, or become the target of a cyberattack, our business could be adversely affected” under Item 1A.

Governance related to Cybersecurity Risks

Our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. Our board of directors has assigned oversight of cybersecurity risk management to the Audit Committee.

Management is responsible for the day-to-day management of risks we face and is involved in implementing the IR Plan, with assistance from our third-party IT service provider. Pursuant to the terms of our IR Plan, in the event of a material or potentially material cybersecurity event, senior members of management must be promptly informed of such event and oversee triage, response, and disclosure efforts.

Our Audit Committee receives periodic updates and provides feedback on from our management regarding cybersecurity matters, including any cybersecurity risks and/or any incidents and related responses, and is notified between such updates regarding significant new cybersecurity threats or incidents. The board of directors receives regular reports from the Audit Committee addressing cybersecurity as part of our overall risk management program.

Item 2. Properties.

Our headquarters are located in Dublin, Ireland, where we hold a license for office space through July 2024.

In June 2018 we entered into a lease for a commercial unit in Dublin that extended through June 2038 (the Term), with the option to terminate the lease in June 2028 with no penalty provided one year’s notice is given. A deed of assignment was signed in August 2023 in relation to this lease assigning the remainder of the Term to a third party.

We also lease office space in Old Saybrook, Connecticut. Our lease extends through June 2025.

We also lease office space in Chicago, Illinois. Our lease extends through November 2024.

We believe that our current facilities are adequate to meet our near-term needs, and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

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

Holders of Record

On February 29, 2024, we had 5 shareholders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the period January 1, 2023 through December 31, 2023, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

None.

Item 6. [Reserved.]

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

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024).

Going Concern

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of December 31, 2023, we had an accumulated deficit of $461.3 million. We expect to continue to incur significant expenses for the foreseeable future as we complete work to support a potential resubmission of our NDA for oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Additionally, principal and interest on the outstanding Exchangeable Notes become due on January 31, 2025. We may also incur expenses in connection with the further clinical development of IV sulopenem and clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result, we will require additional capital to fund our operations, to continue to develop our sulopenem program and to execute our strategy. Until such time as we can obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. However we may be unable to obtain such financing when needed or on acceptable terms. Additionally, in the event we are not able to obtain shareholder approval for the disapplication of pre-emption rights over our ordinary shares at a general meeting of the shareholders, our ability to raise additional capital through the issue of new shares for cash will be severely limited.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan or significantly delay, scale back or discontinue the development and commercialization of our sulopenem program. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $23.9 million. Based on our available cash resources, including amounts raised subsequent to the year end under the "at-the-market” agreement, as disclosed in Note 17 – Subsequent Events, we do not believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses for the next 12 months from the date of filing this Annual Report on Form 10-K including through repayment of the 6.500% Exchangeable Senior Subordinated Notes due in January 2025 (Exchangeable Notes). This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to complete additional public or private financings of debt or equity. Although management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. In addition, the Company’s ability to raise additional capital through the issue of new shares for cash is limited to issuing only 1.8 million ordinary shares (or rights to acquire such shares) for cash, based on the amount of authorized ordinary shares unissued or unreserved and free from any statutory rights of pre-emption, and therefore available for issuance as of February 29, 2024. While shareholders approved an increase of an additional 60,000,000 ordinary shares at our annual general meeting in May 2023 (the Additional Shares), we did not receive approval for the disapplication of statutory pre-emption rights over such shares. Absent shareholder approval of the dis-application of statutory pre-emption rights with respect to the Additional Shares, any Additional Shares that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute.

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

In addition, we are currently focusing on a strategic process to sell, license or otherwise dispose of our rights to sulopenem with the goal of maximizing value for our stakeholders and have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. There can be no assurance that any such process will result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions. For more information, refer to “Liquidity and Capital Resources—Liquidity and Going Concern” below and Note 1, “—Liquidity and Going Concern” of the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021, for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We expect to resubmit our NDA to the FDA in the second quarter of 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA receives the resubmitted NDA (or during the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support resubmission or approval of our NDA.

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

Following receipt of the CRL in the third quarter of 2021 we halted all remaining pre-commercial activities for oral sulopenem. Payroll and expenses may increase in preparation for commercial operations if regulatory approval of oral sulopenem appears likely.

Interest Expense, Net

Interest expense, net consists of interest accrued and amortization of debt costs with respect to the Exchangeable Notes and Limited Recourse Royalty-Linked Subordinated Notes (RLNs) issued in 2020 (through January 2021), realized gains and losses on our short-term investments, interest earned on our cash and cash equivalents, which are generally invested in money market accounts, interest earned on our investments in marketable securities and interest incurred and amortization of debt costs on our loan from Silicon Valley Bank (SVB) (fully repaid in March 2022) and interest incurred on our note received under the Payment Protection Program (the PPP loan) (fully repaid in March 2022). Interest on the Exchangeable Notes is not payable until maturity of the instrument unless exchanged prior to maturity in accordance with the terms of the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture) at which time any accrued and unpaid interest becomes due and payable.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our operating loss and loss before income tax for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(In thousands)
Operating expenses:
Research and development	$(39,992)	$(17,617)	$(22,375)
General and administrative	(7,476)	(12,766)	5,290
Total operating expenses	$(47,468)	$(30,383)	$(17,085)
Operating loss	(47,468)	(30,383)	(17,085)
Total other expense	9,710	(13,750)	23,460
Loss before income taxes	$(37,758)	$(44,133)	$6,375

Research and Development Expenses

	Year Ended December 31,
	2023	2022	Change
	(In thousands)
CRO and other preclinical and clinical trial expenses	$33,017	$9,374	$23,643
Personnel related (including share-based compensation)	3,841	4,446	(605)
Chemistry, manufacturing and control (CMC) related expenses	1,954	2,642	(688)
Consulting fees	1,180	1,155	25
Total research and development expenses	$39,992	$17,617	$22,375

The increase in CRO and other preclinical and clinical trial expenses of $23.6 million was primarily due to an increase in costs incurred to support our REASSURE clinical trial, which began enrollment in October 2022 and completed enrollment in October 2023. Personnel related expenses decreased by $0.6 million as a result of a decrease in share-based compensation, partially offset by an increase in employee compensation. Personnel related expenses for the years ended December 31, 2023 and 2022 included share-based compensation expense of $0.4 million and $1.4 million, respectively. CMC related expenses decreased by $0.7 million primarily due to the write-off of a valuation allowance held against a research and development tax credit, partially offset by an increase in activities related to our REASSURE clinical trial. Consulting fees of $1.2 million were substantially the same as those incurred in the prior year.

General and Administrative Expenses

	Year Ended December 31,
	2023	2022	Change
	(In thousands)
Personnel related (including share-based compensation)	$3,618	$6,153	$(2,535)
Facility related and other	2,531	3,527	(996)
Professional and consultant fees	1,327	3,086	(1,759)
Total general and administrative expenses	$7,476	$12,766	$(5,290)

Personnel related expenses decreased by $2.5 million primarily as a result of a decrease in share-based compensation. Personnel related expenses for the years ended December 31, 2023 and 2022 included share-based compensation expense of $0.3 million and $2.8 million, respectively. Facility related and other costs decreased by $1.0 million primarily as a result of a decrease in directors’ fees, directors’ share-based compensation, insurance costs and rent expense. Facility related and other costs for the years ended December 31, 2023 and 2022 included directors’ share-based compensation expense of $0.1 million and $0.6 million, respectively. Professional and consulting fees decreased by $1.8 million primarily as a result of a decrease in legal fees associated with the lawsuit filed in August 2021 which was dismissed with prejudice (case cannot be brought back to court) in January 2023.

The following table summarizes our total other expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(In thousands)
Interest expense, net	$(1,428)	$(2,361)	$933
Adjustments to fair value of derivatives	11,056	5,458	5,598
Cancellation of share options	—	(17,350)	17,350
Other income, net	82	503	(421)
Total other expense	$9,710	$(13,750)	$23,460

Interest Expense, Net

Interest expense, net decreased by $0.9 million for the year ended December 31, 2023 primarily as a result of higher interest income on short-term investments and money market funds and lower unrealized losses on short-term investments.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $11.1 million and $5.5 million for the years ended December 31, 2023 and 2022, respectively. This non-cash adjustment in 2023 related to a decrease in fair value of the RLNs due to a reduction in management's revenue forecast of U.S. sulopenem sales. This non-cash adjustment in 2022 primarily related to a decrease in the value of derivative components associated with the Exchangeable Notes due to the decrease in our market value.

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

Other Income, Net

Other income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit. The decrease of $0.4 million is primarily related to a reduction in foreign currency gains and a decrease in sublease income. The sub-lease agreement terminated on August 31, 2023.

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our operating loss and loss before tax for the years ended December 31, 2022 and 2021:

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

The increase in CRO and other preclinical and clinical trial expenses of $7.2 million was primarily due to an increase in costs incurred to support our REASSURE clinical trial, which began enrollment in October 2022. Personnel related expenses increased by $1.8 million as a result of an increase in headcount. Personnel related expenses for the years ended December 31, 2022 and 2021 included share-based compensation expense of $1.4 million and $1.3 million, respectively. CMC related expenses decreased by $0.3 million primarily due to process qualification work completed in 2021. The decrease in consulting fees of $1.8 million was primarily due to a decrease in consultants used for research and development activities in 2022. Consulting fees for the year ending December 31, 2021 primarily related to consultants used during the FDA review of our NDA for oral sulopenem.

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

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the Derivative liability were $5.5 million and $61.0 million for the years ended December 31, 2022 and 2021, respectively. This non-cash adjustment in 2022 primarily related to a decrease in the value of derivative components associated with the Exchangeable Notes due to the decrease in our market value. This non-cash adjustment in 2021 related to an increase in the value of derivative components associated with the Exchangeable Notes that were exchanged in the first half of 2021 and an increase in the fair value of our RLNs, partially offset by a decrease in the value of the derivative components associated with the remaining Exchangeable Notes.

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

Liquidity and Capital Resources

Under Irish law, our board of directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory pre-emption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Our board of directors was initially authorized under our articles of association to issue new shares, and to disapply statutory pre-emption rights. The authorization of our board of directors to issue shares and the disapplication of statutory pre-emption rights must both be renewed by the shareholders at least every five years. We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory pre-emption rights at our 2023 Annual General Meeting of Shareholders (2023 Annual Meeting), and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2023 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, we did not receive approval on the disapplication of statutory pre-emption rights. We asked our shareholders to renew the disapplication of statutory pre-emption rights over the authorized but unissued share capital at an extraordinary general meeting of the Company on August 1, 2023; however, although we received over 62% support of the votes cast on renewing the pre-emption rights opt-out authority at that meeting, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions. We asked our shareholders again to approve the disapplication of statutory pre-emption rights over 5,000,000 authorized but unissued ordinary shares at an extraordinary general meeting of the Company on January 30, 2024; however, again, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 1.8 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of February 29, 2024 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute. While we may seek the approval of our shareholders to disapply the statutory pre-emption rights generally in the future, there is no guarantee that such approval will be forthcoming. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the private placement which closed in January 2020(the Private Placement) and the subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through December 31, 2023, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering in June 2020 (June 3, 2020 Offering) and the registered direct offering in June 2020 (June 30, 2020 Offering) and $1.8 million from the exercise of warrants issued in the June 30, 2020 Offering, net proceeds of $15.5 million from the underwritten offering in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October 2020 Offering, net proceeds of $42.1 million from the underwritten offering in February 2021 (February 2021 Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February 2021 Underwritten Offering and net proceeds of $32.2 million from the registered direct offering in February 2021 (February 2021 Registered Direct Offering).

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 7, 2022, we entered into a sales agreement (the Sales Agreement), with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2023, we sold 639,825 ordinary shares under the Sales Agreement at an average price of $1.68 per share for net proceeds of $1.0 million, after deducting commissions to HC Wainwright of $0.03 million.

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $23.9 million.

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

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 89.9035 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.123 per ordinary share) as of December 31, 2023, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $15.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to December 31, 2023, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2023 was $11.1 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net cash used in operating activities	$(39,330)	$(18,473)	$(15,842)
Net cash provided by / (used in) investing activities	23,336	13,957	(54,595)
Net cash provided by / (used in) financing activities	1,034	(1,818)	83,127
Effect of exchange rates on cash and cash equivalents	(61)	(50)	4
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(15,021)	$(6,384)	$12,694

Operating Activities

During the year ended December 31, 2023, operating activities used $39.3 million of cash, resulting from our net loss of $38.4 million and non-cash adjustments of $3.7 million, partially offset by net cash provided by changes in our operating assets and liabilities of $2.8 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2023 consisted primarily of an increase in accounts payable and accrued expenses, partially offset by an increase in prepaid expenses and other current assets.

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

Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was primarily related to sales of short-term investments of $64.5 million, partially offset by purchases of short-term investments of $41.2 million. During the year ended December 31, 2022, net cash provided by investing activities was primarily related to sales of short-term investments of $59.7 million, partially offset by purchases of short-term investments of $45.7 million. During the year ended December 31, 2021, net cash used in investing activities was primarily related to purchases of short-term investments of $67.0 million, partially offset by sales of short-term investments of $12.5 million.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities of $1.0 million was related to net proceeds from the sale of ordinary shares of $1.0 million pursuant to the Sales Agreement. During the year ended December 31, 2022, net cash used in financing activities of $1.8 million was related to principal repayments made to SVB under the Loan and Security Agreement, including a final payment fee, and the PPP loan, partially offset by net proceeds from the sale of ordinary shares of $0.4 million pursuant to the Sales Agreement. During the year ended December 31, 2021, net cash provided by financing activities was $83.1 million and consisted of net cash proceeds of $42.1 million from the February Underwritten Offering, net cash proceeds of $32.2 million from the February Registered Direct Offering and $15.3 million from the exercise of warrants, partially offset by principal repayments of $6.5 million made to SVB under the Loan and Security Agreement and the PPP loan.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, resume any pre-commercialization activities and pursue the development of our sulopenem program in additional indications through preclinical and clinical development.

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $23.9 million, and subsequent to the year-end through the date of this filing we received net proceeds of $7.1 million from the sale of our ordinary shares under the “at-the-market” agreement with HC Wainwright. For more information see Note 17 — Subsequent Events. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash, cash equivalents and short-term investments, including amounts raised subsequent to the year-end, will enable us to fund our operating expenses for the next 12 months from the date of this Annual Report on Form 10-K including repayment of the Exchangeable Notes in January 2025. As such, we believe this condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date this Annual Report on Form 10-K is filed with the SEC including through repayment of the Exchangeable Notes in January 2025.

Our expenses will also increase substantially if and as we:

•
complete work to support a potential resubmission of our NDA for oral sulopenem;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the timing and costs of our clinical trials of oral sulopenem and sulopenem, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates;
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

•
the amount and timing of any payments we may be required to make in connection with the RLNs and the repayment of the Exchangeable Notes;
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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. The disruption and volatility in the global and domestic capital markets resulting from heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, including trade wars or civil or political unrest (such as the ongoing conflicts between Ukraine and Russia and Israel and Gaza) may increase the cost of capital and limit our ability to access capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Additionally, in the event we are not able to obtain shareholder approval for the disapplication of pre-emption rights over our ordinary shares at a general meeting of the shareholders, our ability to raise additional capital through the issue of new shares for cash will be severely limited. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The RLNs, the Exchangeable Notes and the investor rights agreement we entered into in connection with the Private Placement each impose operating and other restrictions on us. Such restrictions affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends, incur additional indebtedness, undergo a change of control and enter into certain collaborations, strategic alliances or other similar partnerships, among other things. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. In addition, as described above, we are evaluating our corporate, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders while prudently managing our remaining resources.

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

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs. There was no payment due for each of the Payment Measuring Periods through the payment measuring period ending December 31, 2023. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return).

Our operating lease obligations primarily consist of payments for office space and commercial property, which are described further in Note 8 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease obligations due within one year of December 31, 2023 are $0.3 million, and future contractual payments on operating lease obligations due greater than one year from December 31, 2023 are $0.1 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $23.9 million, consisting of cash, money market funds, commercial paper and U.S. treasury and agency bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. An immediate interest rate increase of 100 basis points would result in a decrease of $0.03 million in the fair market value of our portfolio as of December 31, 2023. Such losses would only be realized if we sold the investments prior to maturity.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2023 and 2022, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the years ended December 31, 2023 and 2022. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

ITERUM THERAPEUTICS PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Iterum Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iterum Therapeutics plc and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity/(deficit), and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the (consolidated) financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Measurement of Royalty Linked Notes liability

As discussed in Notes 2 and 11 to the consolidated financial statements, the carrying amount of the Royalty-Linked Notes (RLN) which originated from the 2020 Private Placement amounted to $7.5 million as at December 31, 2023. The RLN liability is carried at fair value on the consolidated balance sheets and determined using a discounted cash flow (DCF) analysis. There is a degree of subjectivity in the assumptions used in the model to determine the fair value of the RLN, in particular, the discount rate, and estimated sales.

We identified the evaluation of the fair value of the RLN liability as a critical audit matter. Subjective auditor judgment, skills and knowledge were required in assessing the key assumptions used in the DCF analysis to estimate the fair values of the RLN. Minor changes to these assumptions would have a material impact on the estimated fair value.

The following are the primary procedures we performed to address this critical audit matter:

•
We obtained an understanding of the client’s valuation process and the design and implementation of the controls over the inputs and assumptions applied in this process.
•
We assessed the Group’s significant assumptions used in the DCF model to determine the fair value of the RLN liability.
•
We evaluated the reasonableness of the above key assumptions by comparing those assumptions to (1) company-specific operational information and management’s communication to the Board of Directors and (2) available industry or other third-party reports on expected market opportunities.
•
We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates, by comparing them against ranges that were independently developed using publicly available market data for comparable entities.
•
We performed sensitivity analysis on the fair value based on changes to the discount rate.
•
We evaluated that all required disclosures have been included in the Form 10-K.

s/ KPMG

We have served as the Company’s auditor since 2015.

Dublin, Ireland
March 28, 2024

ITERUM THERAPEUTICS PLC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,071	$21,092
Short-term investments	17,859	39,712
Prepaid expenses and other current assets	1,628	1,338
Income taxes receivable	38	302
Total current assets	25,596	62,444
Intangible asset, net	—	1,719
Property and equipment, net	51	69
Restricted cash	34	34
Other assets	578	2,567
Total assets	$26,259	$66,833
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,996	$2,774
Accrued expenses	7,761	4,346
Derivative liability	—	196
Other current liabilities	761	1,748
Total current liabilities	13,518	9,064
Long-term debt	11,453	10,094
Royalty-linked notes	7,503	18,372
Other liabilities	188	1,304
Total liabilities	$32,662	$38,834
Commitments and contingencies (Note 15)
Shareholders’ (deficit) / equity
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at December 31, 2023 and December 31, 2022; no shares issued at December 31, 2023 and December 31, 2022	—	—
Ordinary shares, $0.01 par value per share: 80,000,000 shares authorized at December 31, 2023; 20,000,000 shares authorized at December 31, 2022, 13,499,003 shares issued at December 31, 2023; 12,598,641 shares issued at December 31, 2022	135	126
Additional paid-in capital	454,759	451,150
Accumulated deficit	(461,298)	(422,927)
Accumulated other comprehensive gain / (loss)	1	(350)
Total shareholders' (deficit) / equity	(6,403)	27,999
Total liabilities and shareholders’ (deficit) / equity	$26,259	$66,833

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Operating expenses:
Research and development	$(39,992)	$(17,617)	$(10,712)
General and administrative	(7,476)	(12,766)	(13,825)
Total operating expenses	(47,468)	(30,383)	(24,537)
Operating loss	(47,468)	(30,383)	(24,537)
Interest expense, net	(1,428)	(2,361)	(5,553)
Adjustments to fair value of derivatives	11,056	5,458	(60,964)
Cancellation of share options	—	(17,350)	—
Other income, net	82	503	195
Total other expense / (income)	9,710	(13,750)	(66,322)
Loss before income taxes	(37,758)	(44,133)	(90,859)
Income tax expense	(613)	(301)	(705)
Net loss	$(38,371)	$(44,434)	$(91,564)
Net loss per share – basic and diluted	$(2.96)	$(3.63)	$(8.41)
Weighted average ordinary shares outstanding – basic and diluted	12,962,362	12,236,607	10,891,178
Statements of Comprehensive Loss
Net loss	$(38,371)	$(44,434)	$(91,564)
Other comprehensive income / (loss):
Unrealized income / (loss) on marketable securities	351	(350)	—
Comprehensive loss	$(38,020)	$(44,784)	$(91,564)

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Shareholders’ Equity / (Deficit)

(In thousands, except share and per share data)

	Ordinary Shares		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain / ( Loss)	Total
Balance at December 31, 2020	3,295,402	$33	$236,337	$(286,929)	$—	$(50,559)
Issuance of ordinary shares, net	3,879,300	39	68,123	—	—	68,162
Share-based compensation expense	—	—	4,319	—	—	4,319
Issuance of warrants for ordinary shares	—	—	6,199	—	—	6,199
Exercise of warrants for ordinary shares	1,417,761	14	15,275	—	—	15,289
Issuance of ordinary shares on conversion of exchangeable notes	3,592,556	36	98,352	—	—	98,388
Net loss	—	—	—	(91,564)	—	(91,564)
Balance at December 31, 2021	12,185,019	$122	$428,605	$(378,493)	$—	$50,234
Issuance of ordinary shares, net	413,622	4	437	—	—	441
Share-based compensation expense	—	—	4,758	—	—	4,758
Cancellation of share options	—	—	17,350	—	—	17,350
Net loss	—	—	—	(44,434)		(44,434)
Unrealized loss on available-for-sale securities	—	—	—	—	(350)	(350)
Balance at December 31, 2022	12,598,641	$126	$451,150	$(422,927)	$(350)	$27,999
Issuance of ordinary shares, net	732,763	7	1,027	—	—	1,034
Issuance of ordinary shares on conversion of exchangeable notes	167,599	2	1,798	—	—	1,800
Share-based compensation expense	—	—	784	—	—	784
Net loss	—	—	—	(38,371)	—	(38,371)
Unrealized income on available-for-sale securities	—	—	—	—	351	351
Balance at December 31, 2023	13,499,003	$135	$454,759	$(461,298)	$1	$(6,403)

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(38,371)	$(44,434)	$(91,564)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	31	84	391
Amortization	1,719	1,716	1,713
Lease termination adjustments	473	—	—
Share-based compensation expense	784	4,758	4,319
Cancellation of share options expense	—	17,350	—
Amortization of short-term investments	(1,145)	(183)	636
Interest on short-term investments	55	(55)	(290)
Amortization of debt discount and deferred financing costs	2,339	2,338	4,097
Interest on exchangeable notes - non-cash	811	819	1,078
Adjustments to fair value of derivatives	(11,056)	(5,458)	60,964
Other	2,267	2,281	3,254
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,188)	(1,551)	1,008
Other assets	322	—	(8)
Accounts payable	2,223	1,895	63
Accrued expenses	3,489	3,185	(662)
Income taxes	271	(510)	271
Other liabilities	(354)	(708)	(1,112)
Net cash used in operating activities	(39,330)	(18,473)	(15,842)
Cash flows from investing activities:
Purchases of property and equipment	(13)	(62)	(61)
Purchases of short-term investments	(41,179)	(45,708)	(67,034)
Proceeds from sale of short-term investments	64,528	59,727	12,500
Net cash provided by / (used in) investing activities	23,336	13,957	(54,595)
Cash flows from financing activities:
Repayments of long-term debt	—	(2,251)	(6,516)
Proceeds from issuance of ordinary shares, net of transaction costs	1,034	433	89,643
Net cash provided by / (used in) financing activities	1,034	(1,818)	83,127
Effect of exchange rates on cash and cash equivalents	(61)	(50)	4
Net (decrease) / increase in cash, cash equivalents and restricted cash	(15,021)	(6,384)	12,694
Cash, cash equivalents and restricted cash, at beginning of period	21,126	27,510	14,816
Cash, cash equivalents and restricted cash, at end of period	$6,105	$21,126	$27,510
Supplemental Disclosure of Cash Flow Information:
Income tax paid—U.S.	$401	$821	$435
Interest paid	—	22	416

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan (both of which have been repaid), payments received under the CARB-X program and proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $38,371, $44,434 and $91,564 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company had an accumulated deficit of $461,298 as of December 31, 2023 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements. Based on its available cash, cash equivalents and short-term investments, including amounts raised subsequent to the year end under the "at-the-market" agreement, as disclosed in Note 17 – Subsequent Events, the Company does not have cash on hand to fund its current operations and capital expenditure requirements for the next 12 months from the date of this Annual Report on Form 10-K including the repayment of the Exchangeable Notes in January 2025. This condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued.

The Company plans to address this condition by raising funding through the possible sale of the Company’s equity or debt through public or private equity financings, which may include sales of the Company’s ordinary shares under the Company’s sales agreement with H.C. Wainwright. Although management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. In addition, the Company’s ability to raise additional capital through the issue of new shares for cash is limited to issuing only 1.8 million ordinary shares (or rights to acquire such shares) for cash, based on the amount of authorized ordinary shares unissued or unreserved and free from any statutory rights of pre-emption, and therefore available for issuance as of February 29, 2024. While shareholders approved an increase of an additional 60,000,000 ordinary shares at our annual general meeting in May 2023 (the Additional Shares), we did not receive approval for the disapplication of statutory pre-emption rights over such shares. Absent shareholder approval of the dis-application of statutory pre-emption rights with respect to the Additional Shares, any Additional Shares that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute. In addition, in parallel, the Company is evaluating its corporate, strategic, financial and financing alternatives, with the goal of maximizing value for its stakeholders. These alternatives could potentially include the licensing, sale or divestiture of the Company’s assets or proprietary technologies or another strategic transaction involving the Company. The evaluation of corporate, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

If the Company is unable to obtain funding, it could be forced to significantly delay, scale back or discontinue the development and commercialization of its sulopenem program, or otherwise change its strategy, which could adversely affect its business prospects, or the Company may be unable to continue operations. Based on the Company’s operating losses since inception, the expectation of continued operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date these consolidated financial statements are issued.

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

Specifically, management has estimated variables used to calculate the discounted cash flow analysis (DCF) to value the RLN liability (see Note 3 – Fair Value of Financial Assets and Liabilities).

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2023 and 2022, these changes related to unrealized gains and losses on the Company’s available-for-sale short-term investments. There were no reclassifications out of comprehensive loss for the years ended December 31, 2023 and 2022, respectively.

Consolidation

The accompanying consolidated financial statements include the accounts of Iterum Therapeutics plc and its wholly owned subsidiaries (which are referred to herein, collectively, as the Company where context requires). All significant intercompany balances and transactions have been eliminated on consolidation. The Company has no involvement with variable interest entities.

Short-term Investments

The Company's investments consist primarily of debt securities, including investment-grade corporate bonds. The Company considers its portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Investments with maturities beyond one year are generally classified as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ (deficit) / equity. Realized gains and losses and declines in value are included as a component of interest expense, net based on the specific identification method. Any credit impairments are recorded through an allowance account.

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

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s consolidated balance sheet is $17 and $17 for the years ended December 31, 2023 and 2022, respectively, relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) in the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 and $6 for the years ended December 31, 2023 and 2022, respectively, relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) in the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 and $11 for the years ended December 31, 2023 and 2022, respectively, relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). On the closing date of each of the registered direct offerings in June 2020 (June 3 Offering) and July 2020 (June 30 Offering) and the underwritten offering in the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

Intangible Assets

The Company’s finite-lived intangible asset was stated at cost less accumulated amortization. The Company calculated amortization expense using the straight-line method over the estimated useful life of the related asset which the Company believed reasonably represented the time period in which the economic benefit of the intangible asset was consumed or otherwise realized. The Company reviewed the recoverability of the finite-lived intangible asset and, when there were indications that this asset was more likely than not to have become impaired, would test for impairment.

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

Leases

The Company determines if an arrangement contains a lease at inception or renewal. For arrangements that contain a lease, lease classification, recognition, and measurement are determined at the lease commencement or renewal date. The Company has elected to separately account for lease and non-lease components in determining the lease liabilities and right-of-use assets. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments. All operating lease expenses are recognized on a straight-line basis over the lease term.

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

The Company’s short-term investments and RLNs are carried at fair value, determined according to the fair value hierarchy above, see Note 3 for further details. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.

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

Derivative Liability

The Company accounted for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts which require bifurcation and measurement at fair value for accounting purposes on the balance sheet date. Any liabilities recorded at fair value were revalued each reporting period with the resulting change in fair value reflected in adjustments to fair value of derivatives.

In determining the appropriate fair values, the Company used the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, which is discussed in Note 3 – Fair Value of Financial Assets and Liabilities. The Company’s derivative financial instruments consisted of embedded features in the Exchangeable Notes. The embedded derivatives include provisions that provide the noteholder with certain exchange rights and protections on a fundamental change such as a change of control. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Options to purchase ordinary shares	1,109,654	355,591	1,068,639
Unvested restricted share units	16,666	128,728	119,017
Warrants	480,186	480,186	480,186
Exchangeable Notes	1,255,451	1,287,660	1,217,386
Total	2,861,957	2,252,165	2,885,228

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

The distribution of total operating expenses by geographical area was as follows:

	Year ended December 31,
Operating expenses	2023	2022	2021
Ireland	$41,829	$22,015	$15,926
U.S.	5,603	8,332	8,554
Bermuda	36	36	57
Total	$47,468	$30,383	$24,537

The distribution of long-lived assets by geographical area was as follows:

Long lived assets	December 31, 2023	December 31, 2022
Ireland	$342	$4,052
U.S.	287	303
Total	$629	$4,355

Retirement Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all U.S. employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. If the 401(k) Plan is considered top-heavy at the end of the financial year, with key employee accounts accounting for greater than 60% of total 401(k) Plan assets, the Company is required to contribute a deferral rate of up to 3% to the 401(k) Plan on behalf of certain employees. The Company was required to make a top-heavy contribution for the years ended December 31, 2023 and 2022 of $0.03 million and $0.02 million, respectively. No top-heavy contribution was required to be made for the year ended December 31, 2021.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. If the estimate of future demand changes, the Company considers the impact on the reserve for excess inventory and adjusts the reserve as required. Increases in the reserve are recorded as charges in cost of product sales. For product candidates that have not been approved by the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expenses. For products that have been approved by the FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the clinical trial. Prior to an advisory committee providing a recommendation to the FDA that the Company’s application should be approved, costs related to manufacturing the product candidates are recorded as research and development expenses. All direct manufacturing costs incurred after this recommendation will be capitalized into inventory. The Company had no inventory as of December 31, 2023 or December 31, 2022.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Contingent Consideration

Certain license agreements contain milestone payments that could result in the requirement to make contingent consideration payments, see Note 15 for further details. Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment. The fair value of the contingent consideration is measured at each reporting period. Any related unwinding of discount is recognized as a finance expense. Other changes in fair value are recognized in profit or loss or capitalized as an intangible asset depending on the stage of development. As of December 31, 2023, no milestones had been met that required the Company to recognize contingent consideration.

Recently Adopted Accounting Pronouncements

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The new standard became effective for the Company on January 1, 2023 and did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods thereafter. Early adoption is permitted. ASU 2023-07 is not expected to have a material impact on the consolidated financial statements.

On October 9, 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, or 2023-06, which incorporates into the Codification several disclosures and presentation requirements currently residing in SEC Regulations S-X and S-K. For entities subject to the existing SEC disclosure requirements, including those preparing for sale or issuance of securities, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later, with early adoption permitted. ASU 2023-06 is not expected to have a material impact on the consolidated financial statements.

(3)
Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

December 31, 2023
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$1,179	$—	$1,179	$—
Commercial paper	3,287	—	3,287	—
U.S. Treasury bonds	13,393	—	13,393	—
	$17,859	$—	$17,859	$—

December 31, 2022
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$7,781	$—	$7,781	$—
Commercial paper	15,232	—	15,232	—
U.S. Treasury bonds	16,699	—	16,699	—
	$39,712	$—	$39,712	$—

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

The following table presents information about the Company’s debt, Exchangeable Notes, Derivative liability and RLNs and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

December 31, 2023
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable notes	$11,453	$11,645	$—	$11,645	$—
Revenue Futures
Royalty-linked notes	7,503	7,503	—	—	7,503
Total	$18,956	$19,148	$—	$11,645	$7,503

December 31, 2022
Liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable notes	$10,094	$10,827	$—	$10,827	$—
Derivative liability - exchange option and change of control	196	196	—	—	196
Revenue Futures
Royalty-linked notes	18,372	18,372	—	—	18,372
Total	$28,662	$29,395	$—	$10,827	$18,568

The fair value of long-term Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture), without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of December 31, 2023 consist of a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 – Royalty-Linked Notes). The Level 3 liabilities held as of December 31, 2022 consist of the embedded exchange option and change of control premium contained in the Exchangeable Notes (see Note 10 - Debt) and a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 - Royalty-Linked Notes). The exchange option and change of control premium met the criteria requiring these to be bifurcated and accounted for separately from the host debt in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. The exchange option and change of control premium were presented as a Derivative liability upon issuance of the Exchangeable Notes under the Private Placement and Rights Offering and are subsequently remeasured to fair value at the end of each reporting period. The fair value of the exchange option and change of control premium at December 31, 2023 were $0. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 89.9035 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.123 per ordinary share) as of December 31, 2023, which was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Beginning on January 21, 2021 to December 31, 2023, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2023 was $11,117.

In the event of a fundamental change that is not a liquidation event (Fundamental Change), under the Exchangeable Notes Indenture, the Company will be required to pay each holder of an Exchangeable Note the greater of three times the outstanding principal amount of such Exchangeable Note and the consideration that would be received by the holder of such Exchangeable Note, in connection with such Fundamental Change, if the holder had exchanged its note for ordinary shares immediately prior to the consummation of such Fundamental Change, plus any accrued and unpaid interest. The Derivative liability, representing the change of control feature, was recorded at a fair value of $0 at December 31, 2023.

The fair value of each component of the Derivative liability was determined using the binomial option pricing model, and in the case of the change of control component, in combination with a DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the Derivative liability as of December 31, 2023 include the terms of the Exchangeable Notes Indenture, the Company’s share price and market capitalization, the expected annual

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

volatility of the Company’s ordinary shares, management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture, and the risk-free interest rate. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

The following table presents the changes in fair value of the Company's Derivative liability:

	2023	2022
Balance at January 1	$196	$6,058
Conversion of Exchangeable Notes	(9)	—
Adjustment to fair value	(187)	(5,862)
Balance at December 31	$—	$196

The following summary table shows the assumptions used in the binomial option pricing model to estimate the fair value of the exchange option:

	December 31, 2023	December 31, 2022
Share price	$1.97	$0.84
Market capitalization	$26,593,036	$10,582,858
Volatility	100%	100%
Risk-free interest rate	4.20%	4.46%
Dividend rate	0%	0%

The additional significant assumption used in the DCF model to estimate the fair value of the change of control feature at December 31, 2023 was management’s assumption regarding the probability of a Fundamental Change pursuant to the terms of the Exchangeable Notes Indenture.

The RLN liability is carried at fair value on the consolidated balance sheet (see Note 11 – Royalty-Linked Notes). The total fair value of $7,503 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 22% for the years ended December 31, 2023 and 2022. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

(4)
Short-term Investments

The Company classifies its short-term investments as available-for-sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at year end consist of corporate bonds, commercial paper and U.S. Treasury bonds with maturities of more than three months at the date of purchase. Short-term investments as of December 31, 2023 have a weighted average maturity of 0.15 years. The investments are reported at fair value with unrealized gains or losses recorded in the consolidated statements of operations and comprehensive loss. Any differences between the amortized cost and fair value of investments are represented by unrealized gains or losses. The fair value of U.S. Treasury bonds, corporate bonds and commercial paper are represented by Level 2 fair value measurements - quoted price for a similar asset, or other observable inputs such as interest rates or yield curves.

The following table represents the Company’s available-for-sale short-term investments by major security type as of December 31, 2023:

December 31, 2023					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$1,179	$1	$—	$1,180	$1,180	$—
Commercial paper	3,288	—	(1)	3,287	3,287	—
U.S. Treasury bonds	13,391	3	(2)	13,392	13,392	—
Total	$17,858	$4	$(3)	$17,859	$17,859	$—

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following table represents the Company’s available for sale short-term investments by major security type as of December 31, 2022:

December 31, 2022					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$7,836	$—	$(55)	$7,781	$7,781	$—
Commercial paper	15,230	2	—	15,232	15,232	—
U.S. Treasury bonds	16,996	—	(297)	16,699	16,699	—
Total	$40,062	$2	$(352)	$39,712	$39,712	$—

(5)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2023	December 31, 2022
Prepaid research and development expenses	$872	$458
Prepaid insurance	472	592
Research and development tax credit receivable	195	118
Other prepaid assets	89	170
Total	$1,628	$1,338

(6)
Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	December 31, 2023	December 31, 2022
Gross intangible asset	$5,148	$5,148
Less: accumulated amortization	(5,148)	(3,429)
	$—	$1,719

On December 10, 2021, the Company entered into an amendment to an agreement with a supplier whereby advance payments made from June 2016 to January 2020 were being set against a reservation fee for a tableting facility for the period from January 1, 2021 to December 31, 2023. This reservation right was amortized over the three year term of the amended agreement.

(7)
Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	December 31, 2023	December 31, 2022
Leasehold improvements	$148	$148
Furniture and fixtures	120	120
Computer equipment	98	85
	366	353
Less: accumulated depreciation	(315)	(284)
	$51	$69

Depreciation expense was $31, $84 and $391 for the years ended December 31, 2023, 2022 and 2021, respectively.

(8)
Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have remaining terms which range from 1.16 years to 1.59 years. The renewal option on one lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025. The renewal option on another lease was derecognized in June 2022 as it was no longer reasonably certain that the option would be exercised, resulting in a reduction in the remaining term from 16 to six years. A Deed of Assignment was signed in August 2023 in relation to this lease and accordingly the related Right of Use asset and lease liability were derecognized. In September 2020, the Company entered into a sublease agreement for a commercial unit. This sublease agreement was assigned with the related lease in August 2023.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

In November 2021, the Company entered into a 12-month lease, with a rolling extension, for office space, and in May 2022, the Company entered into a 6-month lease for office space, which was extended to November 2023 and elected not to apply the measurement and recognition requirements of ASC 842 to these short-term leases as any renewal term exercised or considered reasonably certain of exercise by the Company did not extend more than 12 months from the end of the previously determined lease term. In August 2023, the Company extended the lease agreements for a further nine months, with a rolling extension, and twelve months, respectively. While neither of the extended agreements extend more than 12 months from the end of the previously determined lease term, it is considered to be reasonably certain that these lease arrangements will be extended beyond a period of more than 12 months. Accordingly, the Company has applied the measurement and recognition requirements of ASC 842 to these lease arrangements.

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

All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $363, $753 and $1,009 of operating lease costs for right-of-use assets during the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognized $194 and $243 of rental expenses on short-term leases during the years ended December 31, 2023 and 2022, respectively. The Company recognized $199, $293 and $335 of sublease income during the years ended December 31, 2023, 2022 and 2021, respectively.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	December 31, 2023	December 31, 2022
Cash paid for operating lease liabilities	$354	$709

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	1.46 years	5.04 years
Weighted-average discount rate	12.9%	5.5%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	December 31, 2023	December 31, 2022
Other assets	$549	$1,770

Other current liabilities	$365	$332
Other liabilities	188	1,304
Total lease liabilities	$553	$1,636

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2023 for the following five fiscal years and thereafter were as follows:

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Due in 12 month period ended December 31,
2024	$405
2025	197
2026	—
2027	—
2028	—
Thereafter	—
$602
Less imputed interest	(49)
Total lease liabilities	$553

(9)
Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2023	December 31, 2022
Accrued clinical trial costs	$4,835	$1,549
Accrued payroll and bonus expenses	2,742	1,971
Accrued other expenses	147	220
Accrued professional fees	37	606
Total	$7,761	$4,346

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt was approximately 12.51% on March 1, 2022. The Company recognized $16 and $556 of interest expense related to the Loan and Security Agreement during the years ended December 31, 2022 and 2021, respectively, including $6 and $142 related to the accretion of the debt discounts and deferred financing costs during the years ended December 31, 2022 and 2021, respectively. All outstanding amounts were repaid on March 1, 2022, effectively terminating the Loan and Security Agreement.

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

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 89.9035 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $11.123 per ordinary share) as of December 31, 2023, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to December 31, 2023, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have completed a non-cash exchange of their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2023 was $11,117.

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

The Company recognized $811, $820 and $1,078 of interest expense related to the Exchangeable Notes during the years ended December 31, 2023, 2022 and 2021, respectively, and $2,339, $2,344 and $2,893 related to the amortization of the debt discounts and deferred financing costs during the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are recorded in interest expense, net in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021, respectively. The balance of the Exchangeable Notes at each reporting date is as follows:

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

	December 31, 2023
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$5,861
September 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	28
Conversion of $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(40,691)	(3,071)
2025 Exchangeable Notes	11,117	2,818
Unamortized discount and debt issuance costs	(2,482)	—
2025 Exchangeable Notes, net	$8,635	$2,818

	December 31, 2022
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$5,058
September 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	20
Conversion of $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(39,201)	(2,697)
2025 Exchangeable Notes	12,607	2,381
Unamortized discount and debt issuance costs	(4,894)	—
2025 Exchangeable Notes, net	$7,713	$2,381

Payment Protection Program

On April 3, 2020, the U.S. Small Business Administration (SBA) launched the Paycheck Protection Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (Iterum US Limited), entered into the PPP loan with SVB under the Paycheck Protection Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due by the Company until the SBA remitted the forgiveness amount to Iterum US Limited or until after the 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest were due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020, and the remaining loan of $404 began amortization in December 2020 with equal monthly repayments through March 2022. Total principal repayments of $69 and $309 were made during the years ended December 31, 2022 and 2021, respectively. The Company recognized $0 and $2 of interest expense related to the loan agreement during the years ended December 31, 2022 and 2021, respectively. All outstanding amounts were repaid on March 17, 2022, effectively terminating the PPP loan.

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 11 – Royalty-Linked Notes) as of December 31, 2023, for the following five fiscal years and thereafter were as follows:

Year Ending December 31,
2024	$—
2025	11,117
2026	—
2027	—
2028	—
Thereafter	104
$11,221

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

In accordance with exceptions allowed under ASC 815-10, Derivatives and Hedging, this transaction was initially accounted for as a debt liability under ASC 470, Debt. Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the RLNs are accounted for as a derivative and are remeasured to fair value at each reporting date. In accordance with ASC 815, the fair value of the RLNs is determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. Fair value measurements are highly sensitive to changes in inputs and significant changes to inputs can result in a significantly higher or lower fair value. The Company periodically assesses the revenue forecasts of the specified sulopenem products and the related payments. The non-cash adjustment of $11,056 during the year ended December 31, 2023, to the fair value of the RLN were primarily a result of the reduction in management’s forecasted U.S. sulopenem sales. The Company has no obligation to pay any amount to the noteholders until the net revenue of the specified products are earned.

The balance of the RLNs at each reporting date is as follows:

December 31, 2023
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(7,204)
Total liability related to the sale of future royalties at December 31, 2023	$7,503
Current Portion	—
Long-term Portion	$7,503

December 31, 2022
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	3,665
Total liability related to the sale of future royalties at December 31, 2022	$18,372
Current Portion	—
Long-term Portion	$18,372

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Ordinary Shares

At the Company’s annual general meeting of shareholders on May 3, 2023, the Company’s shareholders approved an increase of 60,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 80,000,000 ordinary shares of $0.01 par value each as of December 31, 2023. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares currently have preemptive rights over 60,000,000 ordinary shares and no preemptive or other subscription rights over 20,000,000 ordinary shares. There are no redemption or sinking fund provisions with respect to the authorized ordinary shares.

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

On October 7, 2022, the Company entered into a sales agreement with HC Wainwright, as agent, pursuant to which the Company may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415 (a)(4) promulgated under the Securities Act of 1933, as amended. During the years ended December 31, 2023 and 2022, the Company sold 639,825 and 356,933 ordinary shares under the “at-the-market” agreement at an average price of $1.68 and $1.25 per share for net proceeds of $1.0 million and $0.4 million, respectively.

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

Beginning on January 21, 2021 to December 31, 2023, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2023 was $11,117.

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028. No warrants had been exercised as of December 31, 2023.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of December 31, 2023.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

ordinary share and will expire on June 30, 2025. As of December 31, 2023, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of December 31, 2023, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the February 2021 Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of December 31, 2023, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of December 31, 2023.

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of December 31, 2023.

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of December 31, 2023. The Company's Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no undesignated preferred shares in issue as of December 31, 2023 or December 31, 2022.

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

Share Options

Unless specified otherwise in an individual option agreement, share options granted under the 2015 Plan, the 2018 Plan and the 2021 Inducement Plan generally have a ten year term and a three or four year vesting period for employees and a one year vesting period for directors. The vesting requirement is conditioned upon a grantee’s continued service with the Company during the vesting period. Once vested, all awards are exercisable from the date of grant until they expire. The option grants are non-transferable. Vested options generally remain exercisable for 90 days subsequent to the termination of the option holder’s service with the Company. In the event of an option holder’s disability or death while employed by or providing service to the Company, the exercisable period extends to twelve months or eighteen months, respectively.

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

The Company granted 857,500, 197,085 and 1,028,090 share options to employees and directors during the years ended December 31, 2023, 2022 and 2021, respectively. There were 930,010, 296,199 and 1,033,820 unvested employee and director options outstanding as of December 31, 2023, December 31, 2022 and December 31, 2021, respectively. Total expense recognized related to the employee and director share options was $468, $3,580, and $3,779, for the years ended December 31, 2023, 2022 and 2021, respectively. Total unamortized compensation expense related to employee and director share options was $1,000, $929 and $21,521 as of December 31, 2023, December 31, 2022 and December 31, 2021, respectively, expected to be recognized over a remaining weighted average vesting period of 2.09 years, 1.41 years and 3.49 years as of December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

	Year Ended December 31,
	2023	2022	2021
Volatility	100%	100 - 130%	120 - 140%
Expected term in years	6.00 - 6.25	5.50 - 6.25	5.50 - 6.25
Dividend rate	0%	0%	0%
Risk-free interest rate	3.55% - 3.67%	1.90 - 3.96%	0.90 - 1.42%
Share price	$1.00 - $1.04	$0.81-$6.72	$0.48-$2.01
Fair value of option on grant date	$0.80 - $0.84	$0.64-$5.95	$0.45-$1.75

The following table summarizes total stock option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2020	63,431	—	63,431
Granted	908,090	120,000	1,028,090
Exercised	—	—	—
Forfeited	—	—	—
Expired	(22,882)	—	(22,882)
Options outstanding December 31, 2021	948,639	120,000	1,068,639
Granted	190,753	6,332	197,085
Exercised	—	—	—
Forfeited	—	(3,333)	(3,333)
Cancelled Shares	(906,800)	—	(906,800)
Expired	—	—	—
Options outstanding December 31, 2022	232,592	122,999	355,591
Granted	855,000	2,500	857,500
Exercised	—	—	—
Forfeited	(103,437)	(666)	(104,103)
Options outstanding December 31, 2023	984,155	124,833	1,108,988

The following table summarizes the total number of options outstanding and the weighted-average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2020	63,431	$110.40	5.41	—
Granted	1,028,090	$27.13
Exercised	—
Forfeited	—
Expired	(22,882)	$118.49
Options outstanding December 31, 2021	1,068,639	$30.12	9.42	—
Granted	197,085	$2.88
Exercised	—
Forfeited	(3,333)	$6.15
Cancelled Shares	(906,800)	$33.16
Expired	—
Options outstanding December 31, 2022	355,591	$7.49	9.12	—
Granted	857,500	$1.00
Exercised	—
Forfeited	(104,103)	$2.08
Expired	—	$18.76
Options outstanding December 31, 2023	1,108,988	$2.73	8.94	$832
Exercisable at December 31, 2023	178,978	$9.05	7.94	—

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares as of December 31, 2023, December 31, 2022 and December 31, 2021.

The weighted average grant-date fair value per share of share options granted during the years ended December 31, 2023, 2022 and 2021 was $0.80, $2.39 and $23.67, respectively.

Restricted Share Units (RSUs)

No RSUs were granted to employees or directors during the year ended December 31, 2023. The Company granted 66,398 RSUs to directors during the year ended December 31, 2022 and 123,017 RSUs to employees and directors during the year ended December 31, 2021.

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of our plans:

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2020	—	—	—
Granted	89,684	33,333	123,017
Shares vested	(4,000)	—	(4,000)
Forfeited	—	—	—
RSUs outstanding December 31, 2021	85,684	33,333	119,017
Granted	66,398	—	66,398
Shares vested	(48,353)	(8,334)	(56,687)
Forfeited	—	—	—
RSUs outstanding December 31, 2022	103,729	24,999	128,728
Granted	—	—	—
Shares vested	(103,729)	(8,333)	(112,062)
Forfeited	—	—	—
RSUs outstanding December 31, 2023	—	16,666	16,666

The table below shows the total number of RSUs granted and the weighted-average grant date fair value of the total RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2020	—
Granted	123,017	$19.32
Shares vested	(4,000)	$24.00
Forfeited	—
RSUs outstanding December 31, 2021	119,017	$19.16
Granted	66,398	$2.91
Shares vested	(56,687)	$21.23
Forfeited	—
RSUs outstanding December 31, 2022	128,728	$9.87
Granted	—
Shares vested	(112,062)	$10.26
Forfeited	—
RSUs outstanding December 31, 2023	16,666	$7.26

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for employees under our 2018 Plan and four years for employees under our 2021 Inducement Plan. Total expense recognized related to the RSUs was $316, $1,178 and $960 for the years ended December 31, 2023, 2022 and 2021, respectively. Total unamortized

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

compensation expense related to the RSUs was $116, $434 and $1,416 as of December 31, 2023, 2022 and 2021, respectively, and is expected to be recognized over a remaining average vesting period of 1.92 years, 0.88 years and 1.89 years as of December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

No RSUs, which are subject to certain performance-based vesting conditions (Performance RSUs), were awarded during the years ended December 31, 2023, 2022 and 2021.

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

The weighted average grant date fair value of Performance RSUs with a market condition was determined using the Monte Carlo simulation model. The fair value of Performance RSUs is expensed ratably over the vesting period. Due to the expiration of Performance RSUs, a credit of $420 was recognized for the year ended December 31, 2021. All Performance RSUs were fully expensed as of December 31, 2021.

The Company’s share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31,
	2023	2022	2021
Research and development expense	$412	$1,396	$1,322
General and administrative expense	372	3,362	2,997

There was a total of $1,116, $1,363 and $22,937 unamortized share-based compensation expense for share options and restricted share units as of December 31, 2023, December 31, 2022 and December 31, 2021, respectively, expected to be recognized over a remaining average vesting period of 2.07 years, 1.28 years and 3.32 years as of December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

(14)
Income Taxes

During the years ended December 31, 2023, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2023	2022	2021
Current
U.S.	$613	$301	$705
Ireland	—	—	—
Total Current	$613	$301	$705

Deferred
U.S.	$—	$—	$—
Ireland	—	—	—
Total Deferred	$—	$—	$—
Income Tax Provision	$613	$301	$705

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Income taxes have been based on the following components of income (loss) before provision for income taxes:

	Year Ended December 31,
	2023	2022	2021
U.S.	$1,743	$(13,701)	$(34)
Ireland	(39,501)	(30,432)	(90,825)
Total	$(37,758)	$(44,133)	$(90,859)

The Irish statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
Statutory rate	12.50%	$(4,720)	12.50%	$(5,517)	12.50%	$(11,357)
Impact of U.S. tax rate	0.72%	(272)	4.71%	(2,080)	0.01%	(5)
Impact of valuation allowance	(14.48)%	5,466	(5.30)%	2,341	(3.64)%	3,304
Research and development tax credit	0.00%	—	0.00%	—	0.00%	—
Adjustments for current tax of prior periods	0.14%	(52)	(4.19)%	1,851	0.14%	(131)
Cancellation of share options	0.00%	—	(9.02)%	3,983	0.00%	—
Fair value movements on derivative financial instruments	3.66%	(1,382)	1.55%	(682)	(8.37)%	7,603
Other, net	(4.17)%	1,573	(0.92)%	405	(1.42)%	1,292
Effective tax rate	(1.62)%	$613	(0.68)%	$301	(0.78)%	$705

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2023	2022	2021
Deferred tax assets
Share-based compensation	$154	$438	$822
Depreciation	45	42	127
Net operating loss carryforwards	41,525	36,059	33,218
Other	4	(11)	120
Valuation allowance	(41,728)	(36,528)	(34,287)
Total deferred tax assets	$—	$—	$—

Deferred tax liabilities	—	—	—
Net deferred tax asset	$—	$—	$—

As a company incorporated in Ireland, it is principally subject to taxation in Ireland.

The Company has net operating loss carryforwards in Ireland of approximately $41,525, $36,059 and $33,218 as of the years ended December 31, 2023, 2022 and 2021, respectively, for which a full valuation allowance has been recognized as it was determined that it is more-likely-than-not that these net deferred tax assets will not be realized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2023	2022
Balance at January 1	$2,844	$3,300
Decrease in tax positions	(824)	(456)
Balance at December 31	$2,020	$2,844

The Company's federal and state income tax returns for 2020 through 2022 remain open to examination by the IRS. The Company's income tax returns in Ireland remain open to examination from 2019 to 2022. The Company is not currently subject to any audits or examination.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law in the United States. The IRA created a new corporate alternative minimum tax of 15% on adjusted financial statement income and an excise tax of 1% of the value of certain stock repurchases. The provisions of the IRA will be effective for periods beginning after December 31, 2022. The enactment of the IRA did not result in any material adjustments to the Company's income tax provisions or net deferred tax assets as of December 31, 2023.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(16)
Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of December 31, 2023, $11,117 aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

(17) Subsequent Events

Extraordinary General Meeting of Shareholders

On January 30, 2024, the Company asked its shareholders to renew the disapplication of statutory pre-emption rights over 5,000,000 authorized but unissued ordinary shares at an extraordinary general meeting of shareholders. Although the Company received over 53% support of the votes cast on renewing the disapplication of statutory pre-emption rights at the EGM, the Company did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

Data readout - Phase 3 clinical trial for oral sulopenem for the treatment of uncomplicated urinary tract infections

In January 2024, the Company announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial.

Equity Offerings

Subsequent to December 31, 2023, through February 29, 2024, the Company sold 2.9 million ordinary shares under the “at-the-market” agreement, with HC Wainwright as agent, at an average price of $2.52 per share for net proceeds of $7.1 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we conducted an evaluation of the effectiveness of our internal control over financial reporting. We used the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Exchange Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting. We may remain a smaller reporting company until we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, each as determined on an annual basis.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the three months ended December 31, 2023, our Chief Medical Officer Dr. Puttagunta terminated an instruction for the sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules). The automatic sale instructions were executed by Dr. Puttagunta on December 12, 2021 in connection with the grant of 33,333 restricted share units vesting over four years, with 25% of the restricted share units fully vesting on each one-year anniversary of December 1, 2021 (the “RSU Grant”). The automatic sale instructions covered such number of ordinary shares issuable with respect to the restricted share units vesting on each relevant vesting date as was sufficient to generate net proceeds sufficient to satisfy the Company's minimum statutory withholding obligations with respect to the income recognized by Dr. Puttagunta upon the vesting of such restricted share units (based on minimum statutory withholding rates for all tax purposes, including payroll and social taxes, applicable to such income). The termination covered the automatic sale instructions given with respect to 24,999 restricted share units included in the RSU Grant vesting over the remaining 3 year vesting period, on December 1, 2023, December 1, 2024 and December 1, 2025.

We have adopted an Insider Trading and Trading Window Policy governing the purchase, sale, and other dispositions of our securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information in our definitive Proxy Statement to be filed in connection with our 2024 Annual General Meeting of Shareholders (2024 Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)
Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)
Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)
Exhibits

The following is a list of exhibits filed or furnished as part of this Annual Report on Form 10-K;

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
3.1	Amended and Restated Constitution of Iterum Therapeutics plc		Form 8-K (Exhibit 3.1)	May 04, 2023	001-38503
3.2	Memorandum of Association of Iterum Therapeutics Bermuda Limited		Form S-1 (Exhibit 3.2)	March 20, 2020	333-237326
3.3	Bye-Laws of Iterum Therapeutics Bermuda Limited		Form S-1 (Exhibit 3.3)	March 20, 2020	333-237326
3.4	Constitution of Iterum Therapeutics International Limited		Form 10-K (Exhibit 3.4)	March 12, 2021	001-38503
3.5	Amended and Restated Certificate of Incorporation of Iterum Therapeutics US Limited		Form 10-K (Exhibit 3.5)	March 12, 2021	001-38503
3.6	Bylaws of Iterum Therapeutics US Limited		Form 10-K (Exhibit 3.6)	March 12, 2021	001-38503
3.7	Certificate of Amendment of Certificate of Incorporation of Iterum Therapeutics US Holding Limited		Form 10-K (Exhibit 3.7)	March 12, 2021	001-38503
3.8	Bylaws of Iterum Therapeutics US Holding Limited		Form 10-K (Exhibit 3.8)	March 12, 2021	001-38503
4.1	Form of Ordinary Share Certificate of Registrant.		Form S-1 (Exhibit 4.1)	May 1, 2018	333-224582
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

			Form 8-K (Exhibit 4.3)	October 27, 2020	001-38503
4.13	Form of Underwriter Warrant to subscribe for ordinary shares issued to designees of H.C. Wainwright & Co., LLC in connection with the Amended and Restated Underwriting Agreement dated February 3, 2021		Form 8-K (Exhibit 4.1)	February 5, 2021	001-38503
4.14	Form of Placement Agent Warrant to Subscribe for Ordinary Shares issued to designees of H.C. Wainwright & Co., LLC in connection with Securities Purchase Agreement dated February 9, 2021		Form 8-K (Exhibit 4.1)	February 11, 2021	001-38503
4.15	Description of Registrant's Securities	X
10.1†	License Agreement by and among Registrant, Iterum Therapeutics International Limited and Pfizer Inc. dated as of November 18, 2015.		Form S-1 (Exhibit 10.1)	May 1, 2018	333-224582
10.2	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its shareholders dated May 18, 2017.		Form S-1 (Exhibit 10.2)	May 1, 2018	333-224582
10.3	2015 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.1)	November 10, 2022	001-38503
10.4	Forms of U.S. Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.4)	May 1, 2018	333-224582
10.5	Forms of Irish Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.5)	May 1, 2018	333-224582
10.6	Amended and Restated 2018 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.2)	November 10, 2022	001-38503
10.7	Forms of U.S. Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.7)	May 1, 2018	333-224582
10.8	Forms of International Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.8)	May 1, 2018	333-224582
10.9	Form of Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.9)	May 1, 2018	333-224582
10.10	Form of 2020 Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan.		Form 10-K (Exhibit 10.10)	March 12, 2020	001-38503

10.11	Form of Indemnity Agreement by and between the Registrant and its directors and officers.		Form S-1 (Exhibit 10.10)	May 1, 2018	333-224582
10.12	Form of Indemnity Agreement by and between Iterum Therapeutics US Limited and its directors and officers.		Form S-1 (Exhibit 10.11)	May 1, 2018	333-224582
10.13+	Employment Terms by and between Iterum Therapeutics US Limited and Corey N. Fishman dated November 18, 2015.		Form S-1 (Exhibit 10.12)	May 1, 2018	333-224582
10.14+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Corey N. Fishman dated May 2, 2018.		Form S-1/A (Exhibit 10.13)	May 4, 2018	333-224582
10.15+	Employment Terms by and between Iterum Therapeutics US Limited and Judith M. Matthews dated November 18, 2015.		Form S-1 (Exhibit 10.15)	May 1, 2018	333-224582
10.16+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Judith M. Matthews dated May 2, 2018.		Form S-1/A (Exhibit 10.16)	May 4, 2018	333-224582
10.17+	Consulting Agreement dated May 25, 2022 between Iterum Therapeutics International Limited and Dr. Michael Dunne		Form 10-Q (Exhibit 10.1)	August 12, 2022	001-38503
10. 18	Amendment to Consulting Agreement dated December 31, 2022 between Iterum Therapeutics International Limited and Dr. Michael Dunne		Form 10-K (Exhibit 10.18)	March 16, 2023	001-38503
10.19	Amendment to Consulting Agreement dated June 15, 2022 between Iterum Therapeutics International Limited and Dr. Michael Dunne		Form 10-Q (Exhibit 10.1)	August 11, 2023	001-38503
10.20	Amendment to Consulting Agreement dated December 27, 2023 between Iterum Therapeutics International Limited and Dr. Michael Dunne	X
10.21+	Share Award Letter dated February 17, 2021 issued by Iterum Therapeutics plc to Dr. Michael Dunne and accepted by Dr. Michael Dunne on February 21, 2021		Form 10-Q (Exhibit 10.2)	May 14, 2021	001-38503
10.22+	Employment Terms by and between Iterum Therapeutics US Limited and Dr. Sailaja Puttagunta dated October 27, 2021		Form 10-K (Exhibit 10.19)	March 28, 2022	001-38503
10.23+	Amended and Restated Non-Employee Director Compensation Policy		Form 8-K (Exhibit 10.1)	March 16, 2021	001-38503
10.24	Warrant to Subscribe for Shares, issued to Silicon Valley Bank, dated April 27, 2018.		Form S-1/A (Exhibit 10.21)	May 4, 2018	333-224582
10.25	Warrant to Subscribe for Shares, issued to Life Sciences Fund II LLC, dated April 27, 2018.		Form S-1/A (Exhibit 10.22)	May 4, 2018	333-224582
10.26

Securities Purchase Agreement, dated as of January 16, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto.

			Form 8-K (Exhibit 10.1)	January 17, 2020	001-38503
10.27

Investor Rights Agreement, dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto.

			Form 10-K (Exhibit 10.26)	March 12, 2020	001-38503
10.28	Securities Purchase Agreement, dated as of June 3, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto		Form 10-Q (Exhibit 10.1)	August 6, 2020	001-38503

10.29	Securities Purchase Agreement, dated as of June 30, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto		Form 10-Q (Exhibit 10.2)	August 6, 2020	001-38503
10.30	Securities Purchase Agreement, dated as of October 22, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto		Form 10-Q (Exhibit 10.1)	November 16, 2020	001-38503
10.31	Securities Purchase Agreement, dated as of February 9, 2021, by and among Iterum Therapeutics plc and the purchasers party thereto		Form 10-K (Exhibit 10.28)	March 12, 2021	001-38503
10.32	Iterum Therapeutics plc 2021 Inducement Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.3)	November 10, 2022	001-38503
10.33	Form of US Nonstatutory Share Option Terms and Conditions and Nonstatutory Share Option Grant Notice under the 2021 Inducement Equity Incentive Plan		Form S-8 (Exhibit 99.2)	December 9, 2021	333-261558
10.34	Form of International Nonstatutory Share Option Terms and Conditions and Nonstatutory Share Option Grant Notice under the 2021 Inducement Equity Incentive Plan		Form S-8 (Exhibit 99.3)	December 9, 2021	333-261558
10.35	Form of Restricted Share Unit Award Agreement under the 2021 Inducement Equity Incentive Plan		Form S-8 (Exhibit 99.4)	December 9, 2021	333-261558
10.36	At the Market Offering Agreement, dated October 7, 2022 by and between Iterum Therapeutics plc and H.C. Wainwright & Co., LLC		Form S-3 (Exhibit 1.2)	October 7, 2022	333-267795
10.37	Share Option Cancellation Agreement, dated July 7, 2022, between Iterum Therapeutics plc and Corey N. Fishman		Form 10-Q (Exhibit 10.2)	August 12, 2022	001-38503
10.38	Share Option Cancellation Agreement, dated July 7, 2022, between Iterum Therapeutics plc and Judith M. Matthews		Form 10-Q (Exhibit 10.3)	August 12, 2022	001-38503
19.1	Insider Trading and Trading Window Policy	X
21.1	Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	March 12, 2020	001-38503
22.1	Subsidiary Guarantors and Subsidiary Issuers		Form 10-K (Exhibit 22.1)	March 12, 2021	001-38503
23.1	Consent of KPMG, Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Policy for the Recovery of Erroneously Awarded Compensation, effective October 2, 2023	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

_____________

+	Indicates management contract or compensatory plan.
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

ITERUM THERAPEUTICS PLC

Date: March 28, 2024	By:	/s/ Corey N. Fishman
Corey N. Fishman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Corey N. Fishman Corey N. Fishman	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2024

/s/ Judith M. Matthews Judith M. Matthews	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024

/s/ Michael Dunne Michael Dunne M.D.	Director	March 28, 2024

/s/ Ronald M. Hunt Ronald M. Hunt	Director	March 28, 2024

/s/ David G. Kelly David G. Kelly	Director	March 28, 2024

/s/ Beth Hecht Beth Hecht	Director	March 28, 2024