Form 10-Q
period 2024-03-31
Iterum Therapeutics plc
filed 2024-05-13
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 16,554,885 ordinary shares, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,389	$6,071
Short-term investments	10,825	17,859
Income taxes receivable	—	38
Prepaid expenses and other current assets	840	1,628
Total current assets	19,054	25,596
Property and equipment, net	44	51
Restricted cash	34	34
Other assets	493	578
Total assets	$19,625	$26,259
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$2,966	$4,996
Accrued expenses	1,859	7,761
Exchangeable Notes	12,203	—
Other current liabilities	755	761
Income taxes payable	11	—
Total current liabilities	$17,794	$13,518
Exchangeable Notes	—	11,453
Royalty-linked notes	7,889	7,503
Other liabilities	92	188
Total liabilities	$25,775	$32,662
Commitments and contingencies (Note 14)
Shareholders’ deficit
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued at March 31, 2024 and December 31, 2023	—	—
Ordinary shares, $0.01 par value per share: 80,000,000 shares authorized at March 31, 2024 and December 31, 2023, 16,470,414 shares issued at March 31, 2024; 13,499,003 shares issued at December 31, 2023	165	135
Additional paid-in capital	462,084	454,759
Accumulated deficit	(468,399)	(461,298)
Accumulated other comprehensive income	—	1
Total shareholders' deficit	(6,150)	(6,403)
Total liabilities and shareholders’ deficit	$19,625	$26,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$(3,977)	$(6,432)
General and administrative	(2,186)	(2,098)
Total operating expenses	(6,163)	(8,530)
Operating loss	(6,163)	(8,530)
Interest expense, net	(487)	(399)
Adjustments to fair value of derivatives	(386)	(878)
Other (expense) / income, net	(17)	41
Total other expense	(890)	(1,236)
Loss before income taxes	(7,053)	(9,766)
Income tax expense	(48)	(123)
Net loss	$(7,101)	$(9,889)
Net loss per share – basic and diluted	$(0.46)	$(0.78)
Weighted average ordinary shares outstanding – basic and diluted	15,432,693	12,681,900
Statements of Comprehensive Loss
Net loss	$(7,101)	$(9,889)
Other comprehensive income:
Unrealized (loss) / gain on marketable securities	(1)	219
Comprehensive loss	$(7,102)	$(9,670)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,101)	$(9,889)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7	7
Amortization of intangible asset	—	429
Share-based compensation expense	138	393
Interest on short-term investments	(1)	(77)
Amortization of debt discount and deferred financing costs	569	578
Interest on exchangeable notes - non-cash	181	205
Adjustments to fair value of derivatives	386	878
Other	496	606
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	226	(1,445)
Accounts payable	(2,031)	(539)
Accrued expenses	(5,902)	(748)
Income taxes	49	114
Other liabilities	(100)	(102)
Net cash used in operating activities	(13,083)	(9,590)
Cash flows from investing activities:
Purchases of short-term investments	(6,489)	(3,892)
Proceeds from sale of short-term investments	13,700	8,998
Net cash provided by investing activities	7,211	5,106
Cash flows from financing activities:
Proceeds from issuance of ordinary shares, net of transaction costs	7,217	235
Net cash provided by financing activities	7,217	235
Effect of exchange rates on cash and cash equivalents	(27)	(12)
Net increase / (decrease) in cash, cash equivalents and restricted cash	1,318	(4,261)
Cash, cash equivalents and restricted cash, at beginning of period	6,105	21,126
Cash, cash equivalents and restricted cash, at end of period	$7,423	$16,865
Supplemental Disclosure of Cash Flow Information:
Income taxes paid - U.S.	$—	$11
Interest paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Stockholders' Equity / (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2023	13,499,003	$135	$454,759	$(461,298)	$1	$(6,403)
Issuance of ordinary shares, net	2,971,411	30	7,187	—	—	7,217
Share-based compensation expense	—	—	138	—	—	138
Net loss	—	—	—	(7,101)	—	(7,101)
Unrealized loss on available-for-sale securities	—	—	—	—	(1)	(1)
Balance at March 31, 2024	16,470,414	$165	$462,084	$(468,399)	$—	$(6,150)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2022	12,598,641	$126	$451,150	$(422,927)	$(350)	$27,999
Issuance of ordinary shares, net	207,192	2	233	—	—	235
Share-based compensation expense	—	—	393	—	—	393
Net loss	—	—	—	(9,889)	—	(9,889)
Unrealized income on available-for-sale securities	—	—	—	—	219	219
Balance at March 31, 2023	12,805,833	$128	$451,776	$(432,816)	$(131)	$18,957

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan (both of which have been repaid), payments received under the CARB-X program and proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $7,101 and $9,889 for the three months ended March 31, 2024 and 2023, respectively, and a net loss of $38,371 for the year ended December 31, 2023. The Company had an accumulated deficit of $468,399 as of March 31, 2024 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements. Based on its available cash, cash equivalents and short-term investments, the Company does not have cash on hand to fund its current operations and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q including the repayment of the Exchangeable Notes in January 2025. This condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

The Company plans to address this condition by raising funding through the possible sale of the Company’s equity or debt through public or private equity financings, which may include sales of the Company’s ordinary shares under the Company’s sales

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

agreement with H.C. Wainwright. Although management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. In addition, the Company’s ability to raise additional capital through the issue of new shares for cash is limited to issuing only 1.7 million ordinary shares (or rights to acquire such shares) for cash, based on the amount of authorized ordinary shares unissued or unreserved and free from any statutory rights of pre-emption, and therefore available for issuance as of April 30, 2024. While shareholders approved an increase of an additional 60,000,000 ordinary shares at our annual general meeting in May 2023 (the Additional Shares), we did not receive approval for the disapplication of statutory pre-emption rights over such shares. Absent shareholder approval of the dis-application of statutory pre-emption rights with respect to the Additional Shares, any Additional Shares that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time consuming and complex to execute. In addition, in parallel, the Company is evaluating its corporate, strategic, financial and financing alternatives, with the goal of maximizing value for its stakeholders. These alternatives could potentially include the licensing, sale or divestiture of the Company’s assets or proprietary technologies or another strategic transaction involving the Company. The evaluation of corporate, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2024, and results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023 have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of expenses during the reporting period and the assessment of the Company’s ability to continue as a going concern. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of the RLNs and the accrual for research and development expenses. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ materially from those estimates.

Specifically, management has estimated variables used to calculate the discounted cash flow analysis (DCF) to value the RLN liability (see Note 3 – Fair Value of Financial Assets and Liabilities).

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $108 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is $17 as of March 31, 2024 relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) from the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 as of March 31, 2024 relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) from the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 as of March 31, 2024 relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). These restricted cash amounts are unchanged from December 31, 2023. On the closing date of each of the registered direct offerings in June 2020 (June 3 Offering) and July 2020 (June 30 Offering) and the underwritten offering in the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

	Three Months Ended March 31,
	2024	2023
Options to purchase ordinary shares	1,108,988	1,213,091
Unvested restricted share units	16,666	89,439
Warrants	480,186	480,186
Exchangeable Notes	1,271,692	1,352,340
Total	2,877,532	3,135,056

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended March 31,
Operating expenses	2024	2023
Ireland	$4,521	$7,068
U.S.	1,608	1,440
Bermuda	34	22
Total	$6,163	$8,530

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	March 31, 2024	December 31, 2023
Ireland	$294	$342
U.S.	243	287
Total	$537	$629

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

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is not expected to have a material impact on the consolidated financial statements.

On October 9, 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, or ASU 2023-06, which incorporates into the Codification several disclosures and presentation requirements currently residing in SEC Regulations S-X and S-K. For entities subject to the existing SEC disclosure requirements, including those preparing for sale or issuance of securities, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later, with early adoption permitted. ASU 2023-06 is not expected to have a material impact on the consolidated financial statements.

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which enhances the annual income tax disclosures for the effective tax rate reconciliation and income taxes paid. The amendments are effective for public business entities, for annual periods beginning after December 15, 2024 and for annual periods beginning after December 15, 2025 for all other entities. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The ASU applies on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is assessing what impact ASU 2023-09 will have on the condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

March 31, 2024
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$1,193	$—	$1,193	$—
Commercial paper	780	—	780	—
U.S. Treasury bonds	8,852	—	8,852	—
	$10,825	$—	$10,825	$—

December 31, 2023
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$1,179	$—	$1,179	$—
Commercial paper	3,287	—	3,287	—
U.S. Treasury bonds	13,393	—	13,393	—
	$17,859	$—	$17,859	$—

See Note 4 for details on the short-term investments. The carrying amounts reported in the condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

The following table presents information about the Company’s Exchangeable Notes and RLNs and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

March 31, 2024	Book	Approximate
Short-term Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Exchangeable note	$12,203	$12,239	$—	$12,239	$—
Total short-term liabilities	$12,203	$12,239	$—	$12,239	$—
Long-term Liabilities
Revenue Futures
Royalty-linked notes	7,889	7,889	—	—	7,889
Total long-term liabilities	$7,889	$7,889	$—	$—	$7,889

December 31, 2023	Book	Approximate
Long-term Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable note	$11,453	$11,645	$—	$11,645	$—
Revenue Futures
Royalty-linked notes	7,503	7,503	—	—	7,503
Total long-term liabilities	$18,956	$19,148	$—	$11,645	$7,503

The fair value of Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture), without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of March 31, 2024 consist of a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 10 – Royalty-Linked Notes).

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 104.4282 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $9.576 per ordinary share) as of March 31, 2024, which was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Beginning on January 21, 2021 to March 31, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2024 was $11,117. The fair value of the exchange option at March 31, 2024 was $0.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The RLN liability is carried at fair value on the condensed consolidated balance sheet (see Note 10 – Royalty-Linked Notes). The total fair value of $7,889 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (the RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 22%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term Investments

The Company classifies its short-term investments as available-for-sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at quarter end consist of corporate bonds, commercial paper and U.S. Treasury bonds with maturities of more than three months at the date of purchase. Short-term investments as of March 31, 2024 have a weighted average maturity of 0.13 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the amortized cost and fair value of investments are represented by unrealized gains or losses. The fair value of corporate bonds, commercial paper and U.S. Treasury bonds are represented by Level 2 fair value measurements - quoted price for a similar asset, or other observable inputs such as interest rates or yield curves.

The following table represents the Company’s available for sale short-term investments by major security type as of March 31, 2024 and December 31, 2023:

March 31, 2024					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$1,192	$1	$—	$1,193	$1,193	$—
Commercial paper	780	—	—	780	780	—
U.S. Treasury bonds	8,852	2	(2)	8,852	8,852	—
Total	$10,824	$3	$(2)	$10,825	$10,825	$—

December 31, 2023					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$1,179	$1	$—	$1,180	$1,180	$—
Commercial paper	3,288	—	(1)	3,287	3,287	—
U.S. Treasury bonds	13,391	3	(2)	13,392	13,392	—
Total	$17,858	$4	$(3)	$17,859	$17,859	$—

For the three months ended March 31, 2024 and 2023, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in shareholders’ deficit.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2024	December 31, 2023
Prepaid research and development expenses	$497	$872
Prepaid insurance	197	472
Other prepaid assets	128	89
Research and development tax credit receivable	18	195
Total	$840	$1,628

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

6. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	March 31, 2024	December 31, 2023
Leasehold improvements	$148	$148
Furniture and fixtures	120	120
Computer equipment	98	98
	366	366
Less: accumulated depreciation	(322)	(315)
	$44	$51

Depreciation expense for the three months ended March 31, 2024 and 2023 was $7 and $7, respectively.

7. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have remaining terms which range from 0.9 years to 1.3 years. The renewal option on one lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025. A Deed of Assignment was signed in August 2023 in relation to a commercial property lease and accordingly the related Right of Use asset and lease liability were derecognized. In September 2020, the Company entered into a sublease agreement for a commercial unit. This sublease agreement was assigned with the related lease in August 2023.

In November 2021, the Company entered into a 12-month lease, with a rolling extension, for office space, and in May 2022, the Company entered into a 6-month lease for office space, which was extended to November 2023, and elected not to apply the measurement and recognition requirements of ASC 842 to these short-term leases as any renewal term exercised or considered reasonably certain of exercise by the Company did not extend more than 12 months from the end of the previously determined lease term. In August 2023, the Company extended the lease agreements for a further nine months, with a rolling extension, and twelve months, respectively. While neither of the extended agreements extend more than 12 months from the end of the previously determined lease term, it is considered to be reasonably certain that these lease arrangements will be extended beyond a period of more than 12 months. Accordingly, the Company has applied the measurement and recognition requirements of ASC 842 to these lease arrangements.

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

All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $99 and $106 of operating lease costs for right-of-use assets during the three months ended March 31, 2024 and 2023, respectively. No rental expense on short-term leases was recognized during the three months ended March 31, 2024, and $72 of rental expense was recognized on short-term leases during the three months ended March 31, 2023. No sublease income was recognized during the three months ended March 31, 2024 and $76 of sublease income was recognized during the three months ended March 31, 2023.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for operating lease liabilities	$100	$102

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term	1.21 years	1.46 years
Weighted-average discount rate	12.9%	12.9%

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	March 31, 2024	December 31, 2023
Other assets	$464	$549

Other current liabilities	$370	$365
Other liabilities	92	188
Total lease liabilities	$462	$553

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2024 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended March 31,
2025	$402
2026	93
2027	—
2028	—
2029	—
Thereafter	—
$495
Less imputed interest	(33)
Total lease liabilities	$462

8. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Accrued payroll and bonus expenses	$1,137	$2,742
Accrued clinical trial costs	367	4,835
Accrued other expenses	265	147
Accrued professional fees	90	37
Total	$1,859	$7,761

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

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 104.4282 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $9.576 per ordinary share) as of March 31, 2024, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to March 31, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have completed a non-cash exchange of their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2024 was $11,117.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The Company recognized $181 and $205 of interest expense related to the Exchangeable Notes during the three months ended March 31, 2024 and 2023, respectively. The Company recognized $569 and $578 related to the amortization of the debt discounts and deferred financing costs during the three months ended March 31, 2024 and 2023, respectively. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss. The balance of the Exchangeable Notes as of March 31, 2024 is as follows:

	March 31, 2024
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$6,040
September 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	30
Conversion of $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(40,691)	(3,071)
2025 Exchangeable Notes, net	11,117	2,999
Unamortized discount and debt issuance costs	(1,913)	—
2025 Exchangeable Notes, net	$9,204	$2,999

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 10 – Royalty-Linked Notes), as of March 31, 2024, for the following five fiscal years and thereafter were as follows:

Year Ending March 31,
2025	$11,117
2026	—
2027	—
2028	—
2029	—
Thereafter	104
Total	$11,221

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The balance of the RLNs at each reporting date is as follows:

March 31, 2024
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(6,818)
Total liability related to the sale of future royalties at March 31, 2024	$7,889
Current Portion	—
Long-term Portion	$7,889

December 31, 2023
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(7,204)
Total liability related to the sale of future royalties at December 31, 2023	$7,503
Current Portion	—
Long-term Portion	$7,503

11. Shareholders’ Equity

The Company’s capital structure consists of ordinary shares and undesignated preferred shares. Under Irish law, the Company is prohibited from allotting shares without consideration. Accordingly, at least the nominal value of the shares issued underlying any warrant, pre-funded warrant, restricted share award, restricted share unit, performance share award, bonus share or any other share-based grant must be paid pursuant to the Irish Companies Act 2014 (Irish Companies Act).

Ordinary Shares

At the Company’s annual general meeting of shareholders on May 3, 2023, the Company’s shareholders approved an increase of 60,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 80,000,000 ordinary shares of $0.01 par value each as of March 31, 2024. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares currently have preemptive rights over 60,000,000 ordinary shares and no preemptive or other subscription rights over 20,000,000 ordinary shares. There are no redemption or sinking fund provisions with respect to the authorized ordinary shares.

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

On October 7, 2022, the Company entered into a sales agreement with HC Wainwright, as agent, pursuant to which the Company may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415 (a)(4) promulgated under the Securities Act of 1933, as amended. During the three months ended March 31, 2024, the Company sold 2,971,411 ordinary shares under the “at the market” agreement at an average price of $2.51 per share for net proceeds of $7.2 million.

Beginning on January 21, 2021 to March 31, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2024 was $11,117.

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028. No warrants had been exercised as of March 31, 2024.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of March 31, 2024.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per ordinary share and will expire on June 30, 2025. As of March 31, 2024, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of March 31, 2024, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the February 2021 Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of March 31, 2024, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of March 31, 2024.

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of March 31, 2024.

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of March 31, 2024. The Company’s Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares in issue as of March 31, 2024 or December 31, 2023.

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

The Company did not grant any share options to employees and directors during the three months ended March 31, 2024 and 857,500 share options were granted to employees during the three months ended March 31, 2023. There were 635,287 and 1,139,877 unvested employee and director share options outstanding as of March 31, 2024 and March 31, 2023, respectively. Total expense recognized related to employee share options was $123 and $177 for the three months ended March 31, 2024 and 2023, respectively. Total unamortized compensation expense related to employee share options was $877 and $1,454 as of March 31, 2024

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

and March 31, 2023, respectively, which is expected to be recognized over a remaining weighted average vesting period of 1.85 years and 2.80 years as of March 31, 2024 and March 31, 2023, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Three Months Ended
March 31, 2023
Volatility	100%
Expected term in years	6.00 - 6.25
Dividend rate	0%
Risk-free interest rate	3.55% - 3.67%
Share price	$1.00 - $1.04
Fair value of option on grant date	$0.80 - $0.84

The following table summarizes total share option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2023	984,155	124,833	1,108,988
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Options outstanding March 31, 2024	984,155	124,833	1,108,988

The following table summarizes the number of options outstanding and the weighted-average exercise price as of March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2023	1,108,988	$2.73	8.94	$832
Granted	—
Exercised	—
Forfeited	—
Options outstanding March 31, 2024	1,108,988	$2.73	8.70	$463
Exercisable at March 31, 2024	473,701	$4.18	8.48	$154

Restricted Share Units (RSUs)

The Company did not grant any RSUs to employees and directors during the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of Company plans:

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2023	—	16,666	16,666
Granted	—	—	—
Shares vested	—	—	—
Forfeited	—	—	—
RSUs outstanding March 31, 2024	—	16,666	16,666

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2023	16,666	$7.26
Granted	—
Shares vested	—
Forfeited	—
RSUs outstanding March 31, 2024	16,666	$7.26

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for our employees under our 2018 Plan and four years for our employees under our 2021 Inducement Plan. Total expense recognized related to the RSUs was $15 and $216 for the three months ended March 31, 2024 and 2023, respectively. Total unamortized compensation expense related to the RSUs was $101 and $200 as of March 31, 2024 and March 31, 2023, respectively, which is expected to be recognized over a remaining average vesting period of 1.67 years and 2.62 years as of March 31, 2024 and March 31, 2023, respectively.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2024	2023
Research and development expense	$96	$124
General and administrative expense	42	269

There was a total of $978 and $1,654 unamortized share-based compensation expense for options and RSUs as of March 31, 2024 and March 31, 2023, respectively, which is expected to be recognized over a remaining average vesting period of 1.83 years and 2.79 years as of March 31, 2024 and March 31, 2023, respectively.

13. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2024 and 2023, the Company recorded an income tax expense of $48 and $123, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $42,286 and $41,525, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

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

15. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of March 31, 2024, $11,117 aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study was designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA to the FDA for oral sulopenem for the treatment of uUTIs in April 2024. Provided that the FDA is satisfied that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA received the resubmitted NDA (or early in the fourth quarter of 2024).

There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support approval of our NDA.

Going Concern

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of March 31, 2024, we had an accumulated deficit of $468.4 million. We expect to continue to incur significant expenses for the foreseeable future as we seek regulatory approval of oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Additionally, principal and interest on the outstanding Exchangeable Notes become due on January 31, 2025. We may also incur expenses in connection with the further clinical development of IV sulopenem and clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result, we will require additional capital to fund our operations, to continue to develop our sulopenem program and to execute our strategy. Until such time as we can obtain marketing approval for oral sulopenem, sulopenem or any future product candidate and generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. However, we may be unable to obtain such financing when needed or on acceptable terms. Additionally, in the event we are not able to obtain shareholder approval for the disapplication of pre-emption rights over our ordinary shares at a general meeting of the shareholders, our ability to raise additional capital through the issue of new shares for cash will be severely limited.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan or significantly delay, scale back or discontinue the development and commercialization of our sulopenem program. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $18.2 million. Based on our available cash resources, we do not believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses for the next 12 months from the date of filing this Quarterly Report on Form 10-Q including through repayment of the 6.500% Exchangeable Senior Subordinated Notes due in January 2025 (Exchangeable Notes). This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to complete additional public or private financings of debt or equity. Although management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. In addition, the Company’s ability to raise additional capital through the issue of new shares for cash is limited to issuing only 1.7 million ordinary shares (or rights to acquire such shares) for cash, based on the amount of authorized ordinary shares unissued or unreserved and free from any statutory rights of pre-emption, and therefore available for issuance as of April 30, 2024. While shareholders approved an increase of an additional 60,000,000 ordinary shares at our annual general meeting in May 2023 (the Additional Shares), we did not receive approval for the disapplication of statutory pre-emption rights over such shares. Absent shareholder approval of the disapplication of statutory pre-emption rights with respect to the Additional Shares, any Additional Shares that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute.

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
•
our ability to apply for regulatory approval, and the timing or likelihood of any such filings and approvals;
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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone nonsusceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021, for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional nonclinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional nonclinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA to the FDA for oral sulopenem for the treatment of uUTIs in April 2024. Provided that the FDA is satisfied that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA received the resubmitted NDA (or early in the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support approval of our NDA.

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

Following receipt of the CRL in the third quarter of 2021, we halted any remaining pre-commercial activities for oral sulopenem. Payroll and expenses may increase in preparation for commercial operations if regulatory approval for oral sulopenem appears likely.

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

Adjustments to Fair Value of Derivatives

Derivative liabilities, which consist of the Limited Recourse Royalty-Linked Subordinated Notes (RLNs) issued in 2020 (through January 2021) and the embedded features in the Exchangeable Notes, are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in the condensed consolidated statements of operations as adjustments to fair value of derivatives.

Other (Expense) / Income, Net

Other (expense) / income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit (terminated in August 2023).

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 28, 2024, involve the most judgment and complexity. Accordingly, we believe the policies set forth in such Annual Report on Form 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our operating loss and loss before income taxes for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Operating expenses:
Research and development	$(3,977)	$(6,432)	$2,455
General and administrative	(2,186)	(2,098)	(88)
Total operating expenses	(6,163)	(8,530)	2,367
Operating loss	(6,163)	(8,530)	2,367
Total other expense, net	(890)	(1,236)	346
Loss before income taxes	$(7,053)	$(9,766)	$2,713

Research and Development Expenses (in thousands)

	Three Months Ended
	March 31,
	2024	2023	Change
CRO and other preclinical and clinical trial expenses	$1,995	$4,516	$(2,521)
Personnel related (including share-based compensation)	1,001	973	28
Chemistry, manufacturing and control (CMC) related expenses	542	660	(118)
Consulting fees	439	283	156
Total research and development expenses	$3,977	$6,432	$(2,455)

The decrease in CRO and other preclinical and clinical trial expenses of $2.5 million was primarily due to an increase in costs incurred in 2023 to support our REASSURE trial, which began enrollment in October 2022 and completed enrollment in October 2023. Personnel related costs of $1.0 million were substantially the same as those incurred in the prior year. Personnel related costs for the three months ended March 31, 2024 and 2023 included share-based compensation expense of $0.1 million and $0.1 million, respectively. CMC related expenses decreased by $0.1 million primarily as a result of a decrease in activities following completion of our REASSURE trial. The increase in consulting fees of $0.2 million was due to an increase in consultants used for the preparation of our NDA filing.

General and Administrative Expenses (in thousands)

	Three Months Ended
	March 31,
	2024	2023	Change
Personnel related (including share-based compensation)	$870	$956	$(86)
Facility related and other	551	750	(199)
Professional and consulting fees	765	392	373
Total general and administrative expenses	$2,186	$2,098	$88

Personnel related costs decreased by $0.1 million primarily as a result of a decrease in share-based compensation expense, partially offset by an increase in accrued bonuses payable. Personnel related costs for the three months ended March 31, 2024 and 2023 included share-based compensation expense of $0.0 million and $0.3 million, respectively. Facility related and other costs decreased by $0.2 million primarily as a result of a decrease in directors share-based compensation expense and insurance costs. Facility related and other costs for the three months ended March 31, 2024 and 2023 included share-based compensation expense of $0.0 million and $0.1 million, respectively, for directors. Professional and consulting fees increased by $0.4 million primarily as a result of an increase in legal fees and an increase in consultants used to support pre-commercial activities.

Total Other Expense, net

The following table summarizes our total other expense, net for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Interest expense, net	$(487)	$(399)	$(88)
Adjustments to fair value of derivatives	(386)	(878)	492
Other (expense) / income, net	(17)	41	(58)
Total other expense, net	$(890)	$(1,236)	$346

Interest Expense, Net

Interest expense, net increased by $0.1 million for the three months ended March 31, 2024 primarily as a result of lower interest income on short-term investments and money market funds.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $0.4 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. This non-cash adjustment primarily related to an increase in the fair value of the RLNs due to the passage of time.

Other (Expense) / Income, Net

Other (expense) / income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit (which was terminated in August 2023). The decrease of $0.1 million is primarily related to a decrease in foreign currency gains and a decrease in sub-lease income.

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

If our shareholders do not approve the disapplication of statutory pre-emption rights at a future general meeting of the Company, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 1.7 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of April 30, 2024 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the disapplication of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory preemption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute. While we may seek the approval of our shareholders to disapply the statutory pre-emption rights generally in the future, there is no guarantee that such approval will be forthcoming. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the private placement which closed in January 2020 (the Private Placement) and the subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through March 31, 2024, we had received cash proceeds of $198.2 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering in June 2020 (June 3, 2020 Offering) and the registered direct offering in June 2020 (June 30, 2020 Offering) and $1.8 million from the exercise of warrants issued in the June 30, 2020 Offering, net proceeds of $15.5 million from the underwritten offering in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October 2020 Offering, net proceeds of $42.1 million from the underwritten offering in February 2021 (February 2021 Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February 2021 Underwritten Offering and net proceeds of $32.2 million from the registered direct offering in February 2021 (February 2021 Registered Direct Offering).

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 7, 2022, we entered into a sales agreement (the Sales Agreement), with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the three months ended March 31, 2024, we sold 2,971,411 ordinary shares under the Sales Agreement at an average price of $2.51 per share for net proceeds of $7.2 million, after deducting commissions to HC Wainwright of $0.2 million.

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $18.2 million.

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 104.4282 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $9.576 per ordinary share) as of March 31, 2024, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $15.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to March 31, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of March 31, 2024 was $11,117. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	(13,083)	(9,590)
Net cash provided by investing activities	7,211	5,106
Net cash provided by financing activities	7,217	235
Effect of exchange rates on cash and cash equivalents	(27)	(12)
Net increase / (decrease) in cash, cash equivalents and restricted cash	$1,318	$(4,261)

Operating Activities

During the three months ended March 31, 2024, operating activities used $13.1 million of cash, resulting from our net loss of $7.1 million and net cash used by changes in our operating assets and liabilities of $7.8 million consisting primarily of a decrease in accounts payable and accrued expenses, partially offset by net non-cash charges of $1.8 million.

During the three months ended March 31, 2023, operating activities used $9.6 million of cash, resulting from our net loss of $9.9 million and net cash used by changes in our operating assets and liabilities of $2.7 million, partially offset by net non-cash charges of $3.0 million.

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities of $7.2 million was related to the proceeds from the sale of short-term investments of $13.7 million, partially offset by the purchase of short-term investments of $6.5 million.

During the three months ended March 31, 2023, net cash provided by investing activities of $5.1 million was related to the proceeds from the sale of short-term investments of $9.0 million, partially offset by the purchase of short-term investments of $3.9 million.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities of $7.2 million was related to net proceeds from the sale of ordinary shares pursuant to the Sales Agreement.

During the three months ended March 31, 2023, net cash provided by financing activities of $0.2 million was related to net proceeds from the sale of ordinary shares pursuant to the Sales Agreement.

Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses as we seek potential marketing approval for oral sulopenem, resume any pre-commercialization activities and pursue the development of our sulopenem program in additional indications through preclinical and clinical development.

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $18.2 million. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses for the next 12 months from the date of this Quarterly Report on Form 10-Q including repayment of the Exchangeable Notes in January 2025. As such, we believe this condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

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
•
the timing of regulatory filings, review and potential approval of any product candidates, including oral sulopenem for the treatment of uUTI;
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

Our operating lease obligations primarily consist of payments for office space, which are described further in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Future contractual payments on operating lease obligations due within one year of March 31, 2024 are $0.3 million, and future contractual payments on operating lease obligations due greater than one year from March 31, 2024 are $0.02 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $18.2 million, consisting of cash, money market funds, commercial paper, corporate bonds and U.S. treasury bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. An immediate interest rate increase of 100 basis points would result in a decrease of $0.02 million in the fair market value of our portfolio as of March 31, 2024. Such losses would only be realized if we sold the investments prior to maturity.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2024 and December 31, 2023, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2024 and 2023 or for the year ended December 31, 2023. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, the Company has been subject to various claims, charges, and litigation. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results or financial condition.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2024, we had $18.2 million of cash, cash equivalents and short-term investments. Based on our available cash resources we do not believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses for the next 12 months from the date of filing this Quarterly Report on Form 10-Q including through repayment of the 6.500% Exchangeable Senior Subordinated Notes due in January 2025 (Exchangeable Notes).

This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Management’s plans in this regard are described in Note 1 of the condensed financial statements included els1ewhere in this Quarterly Report on Form 10-Q. However, although Management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. In addition, our ability to raise additional capital through the issue of new shares for cash is limited to issuing only 1.7 million ordinary shares (or rights to acquire such shares) for cash, based on the amount of authorized ordinary shares unissued or unreserved and free from any statutory rights of pre-emption, and therefore available for issuance as of April 30, 2024. While shareholders approved an increase of an additional 60,000,000 ordinary shares at our annual general meeting in May 2023 (the “Additional Shares”), we did not receive approval for the disapplication of statutory pre-emption rights over such shares. Absent shareholder approval of the disapplication of statutory pre-emption rights with respect to the Additional Shares, any Additional Shares that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program.

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of March 31, 2024, we had an accumulated deficit of $468.4 million, cash and cash equivalents of $7.4 million and short-term investments of $10.8 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021, in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the special protocol assessment (SPA) process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA for oral sulopenem for the treatment of uUTIs to the FDA in April 2024. Provided that the FDA is satisfied that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA received the resubmitted NDA (or early in the fourth quarter of 2024).

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) Exchangeable Notes; and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. On October 7, 2022, we entered into an “at the market offering” agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the period ended March 31, 2024, we sold 2,971,411 ordinary shares under the Sales Agreement at an average price of $2.51 per share for net proceeds of $7.2 million. As of March 31, 2024, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering and February 2021 Underwritten Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

Following receipt of the CRL, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and limited spending to essential costs required in connection with the resubmission of the NDA.

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

If our shareholders do not approve the disapplication of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 1.7 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of April 30, 2024 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the disapplication of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute. While we may seek the approval of our shareholders to disapply the statutory pre-emption rights generally in the future, there is no guarantee that such approval will be forthcoming. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

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
the timing of regulatory filings;
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

Generally accepted accounting principles in the United States require that we report the value of certain derivatives in instruments we have issued as liabilities on our balance sheet and report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis. The valuations are based upon a number of factors and estimates, including estimates based upon management’s judgment. Certain of the derivative values are directly correlated to the value of our ordinary shares. Due to the nature of the required calculations and the large number of ordinary shares involved in such calculations, changes in our share price and/or changes in management’s assumptions may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

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

The EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the sales made under an “at the market offering” (ATM) pursuant to the Sales Agreement entered into with HC Wainwright, as agent, on October 7, 2022, the exchange rate of the Exchangeable Notes increased and, as of March 31, 2024, the exchange price of the Exchangeable Notes was $9.576 per ordinary share (at an adjusted exchange rate of 104.4282 shares per $1,000 of principal and interest on the Exchangeable Notes). As of March 31, 2024, $11,117 aggregate principal amount of Exchangeable Notes remained outstanding.

Depending on the public offering prices, the number of shares that we sell pursuant to our Sales Agreement with HC Wainwright as agent and any potential increase to the exchange rate of the Exchangeable Notes, we may not have sufficient authorized share capital or share issuance authorities to convert all of the Exchangeable Notes into ordinary shares following any sales of shares pursuant to the Sales Agreement and could be required to settle any exchanges with cash to the extent we do not have available authorized shares. If we elect to settle any exchanges in cash, or we do not have authorized and available ordinary shares needed to satisfy physical exchange of the Exchangeable Notes, our liquidity could be adversely affected and/or we may not have sufficient cash available at that time to satisfy such cash settlement. In addition, in the event we elect to settle exchanges of Exchangeable Notes with ordinary shares, we would be limited in our ability to issue equity for other purposes which could adversely affect our shareholders and our ability to raise additional capital. During the three months ended March 31, 2024, the Company sold 2,971,411 ordinary shares under the “at the market” agreement at an average price of $2.51 per share for net proceeds of $7.2 million.

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

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of March 31, 2024, $11,117 aggregate principal amount of Exchangeable Notes remained outstanding.

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

On October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million (not to exceed 4,478,180), from time to time through HC Wainwright, by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three prior Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior preclinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA to the FDA for oral sulopenem for the treatment of uUTIs in April of 2024. Provided that the FDA is satisfied that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA received the resubmitted NDA (or early in the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support approval of our NDA.

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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA for oral sulopenem for the treatment of uUTIs to the FDA in the second quarter of 2024. Provided that the FDA is satisfied that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA received the resubmitted NDA (or early in the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support approval of our NDA.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the prior Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October

2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA for oral sulopenem for the treatment of uUTIs to the FDA in April 2024. Provided that the FDA is satisfied that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA received the resubmitted NDA (or early in the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL and/or that the data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support approval of our NDA.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA to the FDA in April 2024. Provided that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA received the resubmitted NDA (or early in the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support approval of our NDA.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. While we successfully completed the REASSURE clinical trial, we may not be able to initiate and/or continue or complete other clinical trials of oral sulopenem, sulopenem or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our prior Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. On July 23, 2021, we received a CRL from the FDA in respect of the NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA for oral sulopenem for the treatment of uUTIs to the FDA in April 2024. Provided that the FDA is satisfied that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA received the resubmitted NDA (or early in the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support approval of our NDA.

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

If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties or enter into a strategic transaction with a partner that has established commercial capabilities in the U.S, oral sulopenem may not be successfully commercialized, if it is approved.

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
•
our inability to reach a definitive agreement for commercialization services with respect to the potential commercialization of oral sulopenem in the United States or abroad, should we choose to outsource such services to a third party;
•
our inability to complete a strategic transaction with a partner that has established commercial capabilities in the U.S; and
•
our ability to raise sufficient capital to fund operations.

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

There are a variety of available oral therapies marketed for the treatment of multi-drug resistant infections that we would expect would compete with oral sulopenem and sulopenem, such as levofloxacin, ciprofloxacin, nitrofurantoin, fosfomycin, amoxicillin-clavulanate, cephalexin, trimethoprim-sulfamethoxazole and pivmecillinam. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products, for example in the fluoroquinolone class. If oral sulopenem or sulopenem is approved, the pricing may be at a significant premium over other competitive products that are generic. This may make it difficult for oral sulopenem or sulopenem to compete with these products.

There is one oral product candidate, gepotidacin from GlaxoSmithKline, in late-stage clinical development that is intended to treat uUTIs. If our competitor obtains marketing approval from the FDA or comparable foreign regulatory authorities for their product candidate more rapidly than us, it could result in our competitor establishing a strong market position before we are able to enter the market.

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

We currently expect that sulopenem IV, if approved, will be administered in a hospital setting, and oral sulopenem, if approved, will be used in a community setting and possibly be administered in a hospital inpatient setting as well. In the United States, third-party payors generally reimburse hospitals a single bundled payment established on a prospective basis intended to cover all items and services provided to the patient during a single hospitalization. Hospitals bill third-party payors for all or a portion of the fees associated with the patient’s hospitalization and bill patients for any deductibles or co-payments. Because there is typically no separate reimbursement for drugs administered in a hospital inpatient setting, some of our target customers may be unwilling to adopt our product candidates in light of the additional associated cost. If we are forced to lower the price we charge for our product candidates, if approved, our gross margins may decrease, which would adversely affect our ability to invest in and grow our business. Centers for Medicare and Medicaid Services (CMS) recently revised its reimbursement system for certain antibiotics in order to address challenges associated with antimicrobial resistance. Based on the final rule published on August 2, 2019, CMS is finalizing an alternative new technology add-on payment pathway (NTAP) for certain breakthrough devices, and under this policy, a QIDP product will be considered new and will not need to demonstrate that it meets the substantial clinical improvement criterion. Instead, it will only need to meet the cost criterion. CMS has also increased the NTAP percentage to 75 percent for an antimicrobial designated by the FDA as a QIDP. The potential impact of this rule on sulopenem has not yet been assessed.

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

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing any product candidates if approved.

We do not have sales, marketing or distribution infrastructure and have limited experience as an organization in the sales, marketing, and distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. The development of sales, marketing and distribution capabilities will require substantial resources, will be time consuming and, if not initiated sufficiently in advance of marketing approval, could delay any product launch. Conversely, if the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could incur substantial costs and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these products may be substantially lower than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

We may seek to enter into collaborations that we believe may contribute to our ability to advance development and ultimately commercialize our product candidates. We also seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates that receive marketing approval.

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

In addition, any proprietary name we propose to use with oral sulopenem or any other product candidate in the United States must be approved by the FDA, and in Europe by the EMA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA and the EMA each typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. We had submitted our proposed proprietary name for oral sulopenem in connection with our NDA for oral sulopenem and we received conditional acceptance from the FDA at that time. However, as provided in the CRL received in July 2021, we were required to resubmit the proposed proprietary name when we responded to the application deficiencies and resubmitted the NDA for oral sulopenem. There is no guarantee that the FDA will conclude that the proprietary name continues to be acceptable. If the FDA objects to our proposed proprietary product name, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our prior Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and had our NDA application accepted for review by the FDA in January 2021, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA for oral sulopenem for the treatment of uUTIs to the FDA in April 2024. Provided that the FDA is satisfied that the resubmitted NDA addresses all of the deficiencies identified in the CRL we received from the FDA in July 2021, we expect that the FDA will complete its review and take action six months from the date the FDA received the resubmitted NDA (or early in the fourth quarter of 2024). There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support approval of our NDA.

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

Even if we eventually receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, often referred to as Phase 4 clinical trials, and the FDA may require the implementation of a REMS, which may be required to ensure safe use of the drug after approval. The FDA or the applicable regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. For example, the FDA may approve our NDA or oral sulopenem for a more limited indication than the treatment of uUTIs. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $2.30 on November 24, 2023, and a low price of $0.65 on October 25, 2023, in the twelve-month period ending on May 9, 2024. During this time, the price per ordinary share has ranged from an intra-day low of $0.622 per share to an intra-day high of $2.50 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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

On April 3, 2024, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC, (Nasdaq) indicating that were not in compliance with Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share (the Bid Price Rule). Under Nasdaq Listing Rule 5550(b)(1), because (i) the stockholders’ equity (deficit) of the Company of ($6,403,000) as of December 31, 2023, as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, was below the minimum stockholders’ equity requirement of $2,500,000 and (ii) we did not, as of April 3, 2024, meet the alternative standards of market value of listed securities or net income from continuing operations for compliance with Nasdaq Listing Rule 5550(b)(1).

We have a period of 45 calendar days, or until May 20, 2024, to submit a plan to regain compliance. If Nasdaq accepts the plan, we can be granted up to 180 calendar days from April 3, 2024 (or until September 30, 2024), to evidence compliance. In the event the plan is not accepted by Nasdaq or, in the event the plan is accepted and the extension granted but we fail to regain compliance within the plan period, we would have the right to a hearing before a panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

Although we have been able to regain compliance with Nasdaq listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to regain compliance with respect to the current deficiency or be able to maintain compliance with the Nasdaq Capital Market continued listing requirements in the future or regain compliance with respect to any future deficiencies. This could impair the liquidity and market price of our ordinary shares. In addition, the delisting of our ordinary shares from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our ordinary shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all. The delisting of our ordinary shares from The Nasdaq Stock Market could also negatively impact our financial condition as it would constitute a fundamental change under the EN Indenture, which could trigger an obligation for us to repurchase the Exchangeable Notes at a repurchase price of 300% of the principal amount of the outstanding Exchangeable Notes. We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. We are currently evaluating our available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rule 5550(b)(1) and intend to submit a compliance plan by the deadline set by Nasdaq. However, there can be no assurance that the Company's plan will be accepted by Nasdaq, that it be able to regain compliance with Nasdaq Listing Rule 5550(b)(1), maintain compliance with the other Nasdaq listing requirements or be successful in appealing any delisting determination.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of March 31, 2024, $11,117 aggregate principal amount of Exchangeable Notes remained outstanding. The outstanding warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3, 2020 Offering, the June 30, 2020 Offering, the October 2020 Offering, the February 2021 Underwritten Offering and the February 2021 Registered Direct Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders.

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

If our shareholders do not approve the disapplication of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 1.7 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of April 30, 2024 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the disapplication of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute. While we currently intend to again seek the approval of our shareholders to disapply the statutory pre-emption rights generally, there is no guarantee that such approval will be forthcoming. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

Since our inception, we have primarily funded our research and development activities, the commercialization of our products and our operations from the sale of equity securities. We will need to obtain substantial additional funding to achieve our business objectives. If we are unable to raise additional funds when needed, including through the sale of our ordinary shares for cash, we may be unable to pursue our business plans and strategy, and we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Therefore, we believe obtaining shareholder approval of the pre-emption rights disapplication proposal at a future general meeting of the shareholders is critical to our ability to continue to fund our operations and achieve our business objectives.

We could be subject to securities class action litigation that could divert management’s attention and harm our business.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

ITERUM THERAPEUTICS PLC

Date: May 13, 2024	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: May 13, 2024	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer