Form 10-Q
period 2024-06-30
Iterum Therapeutics plc
filed 2024-08-14
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 22,705,994 ordinary shares, $0.01 par value per share, outstanding.

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
•
the impact of general economic conditions, including inflation; and
•
our strategic process to sell, license, or otherwise dispose of our rights to oral sulopenem to maximize value for our stakeholders and the outcome, impact, effects and results of our pursuit of strategic alternatives, including the terms, timing, structure, value, benefits and costs of any strategic process and our ability to complete one at all.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,976	$6,071
Short-term investments	6,741	17,859
Income taxes receivable	178	38
Prepaid expenses and other current assets	1,800	1,628
Total current assets	13,695	25,596
Property and equipment, net	38	51
Restricted cash	34	34
Other assets	407	578
Total assets	$14,174	$26,259
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$822	$4,996
Accrued expenses	2,260	7,761
Exchangeable Notes	12,952	—
Other current liabilities	741	761
Total current liabilities	$16,775	$13,518
Exchangeable Notes	—	11,453
Royalty-linked notes	8,296	7,503
Other liabilities	16	188
Total liabilities	$25,087	$32,662
Commitments and contingencies (Note 14)
Shareholders’ deficit
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued at June 30, 2024 and December 31, 2023	—	—
Ordinary shares, $0.01 par value per share: 80,000,000 shares authorized at June 30, 2024 and December 31, 2023, 16,584,029 shares issued at June 30, 2024; 13,499,003 shares issued at December 31, 2023	166	135
Additional paid-in capital	462,318	454,759
Accumulated deficit	(473,396)	(461,298)
Accumulated other comprehensive (loss) / income	(1)	1
Total shareholders' deficit	(10,913)	(6,403)
Total liabilities and shareholders’ deficit	$14,174	$26,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$(2,075)	$(8,964)	$(6,052)	$(15,396)
General and administrative	(1,901)	(1,858)	(4,087)	(3,956)
Total operating expenses	(3,976)	(10,822)	(10,139)	(19,352)
Operating loss	(3,976)	(10,822)	(10,139)	(19,352)
Interest expense, net	(571)	(324)	(1,058)	(723)
Adjustments to fair value of derivatives	(407)	(960)	(793)	(1,838)
Other (expense) / income, net	(12)	50	(29)	91
Total other expense	(990)	(1,234)	(1,880)	(2,470)
Loss before income taxes	(4,966)	(12,056)	(12,019)	(21,822)
Income tax expense	(31)	(187)	(79)	(310)
Net loss	$(4,997)	$(12,243)	$(12,098)	$(22,132)
Net loss per share – basic and diluted	$(0.30)	$(0.95)	$(0.76)	$(1.73)
Weighted average ordinary shares outstanding – basic and diluted	16,552,214	12,942,969	15,992,454	12,812,398
Statements of Comprehensive Loss
Net loss	$(4,997)	$(12,243)	$(12,098)	$(22,132)
Other comprehensive (loss) / income:
Unrealized (loss) / gain on marketable securities	(1)	105	(2)	324
Comprehensive loss	$(4,998)	$(12,138)	$(12,100)	$(21,808)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,098)	$(22,132)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	15	16
Amortization of intangible asset	—	858
Share-based compensation expense	206	503
Interest on short-term investments	1	54
Amortization of debt discount and deferred financing costs	1,138	1,162
Interest on exchangeable notes - non-cash	361	410
Adjustments to fair value of derivatives	793	1,838
Other	980	946
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,223)	(2,729)
Accounts payable	(4,175)	942
Accrued expenses	(5,501)	812
Income taxes	(140)	302
Other liabilities	(199)	(204)
Net cash used in operating activities	(19,842)	(17,222)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2)	(16)
Purchases of short-term investments	(12,390)	(26,859)
Proceeds from sale of short-term investments	23,800	36,328
Net cash provided by investing activities	11,408	9,453
Cash flows from financing activities:
Proceeds from issuance of ordinary shares, net of transaction costs	7,384	435
Net cash provided by financing activities	7,384	435
Effect of exchange rates on cash and cash equivalents	(45)	(24)
Net decrease in cash, cash equivalents and restricted cash	(1,095)	(7,358)
Cash, cash equivalents and restricted cash, at beginning of period	6,105	21,126
Cash, cash equivalents and restricted cash, at end of period	$5,010	$13,768
Supplemental Disclosure of Cash Flow Information:
Income taxes paid - U.S.	$220	$11

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Stockholders' Equity / (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Ordinary Shares		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	16,470,414	$165	$462,084	$(468,399)	$—	$(6,150)
Issuance of ordinary shares, net	84,471	1	108	—	—	109
Exercise of share options	29,144	—	29	—	—	29
Share-based compensation expense	—	—	97	—	—	97
Net loss	—	—	—	(4,997)	—	(4,997)
Unrealized gain on available-for-sale securities	—	—	—	—	(1)	(1)
Balance at June 30, 2024	16,584,029	$166	$462,318	$(473,396)	$(1)	$(10,913)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2023	13,499,003	$135	$454,759	$(461,298)	$1	$(6,403)
Issuance of ordinary shares, net	3,055,882	31	7,324	—	—	7,355
Exercise of share options	29,144	—	29	—	—	29
Share-based compensation expense	—	—	206	—	—	206
Net loss	—	—	—	(12,098)	—	(12,098)
Unrealized gain on available-for-sale securities	—	—	—	—	(2)	(2)
Balance at June 30, 2024	16,584,029	$166	$462,318	$(473,396)	$(1)	$(10,913)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at March 31, 2023	12,805,833	$128	$451,776	$(432,816)	$(131)	$18,957
Issuance of ordinary shares, net	222,570	2	198	—	—	200
Share-based compensation expense	—	—	110	—	—	110
Net loss	—	—	—	(12,243)	—	(12,243)
Unrealized gain on available-for-sale securities	—	—	—	—	105	105
Balance at June 30, 2023	13,028,403	$130	$452,084	$(445,059)	$(26)	$7,129

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2022	12,598,641	$126	$451,150	$(422,927)	$(350)	$27,999
Issuance of ordinary shares, net	429,762	4	431	—	—	435
Share-based compensation expense	—	—	503	—	—	503
Net loss	—	—	—	(22,132)	—	(22,132)
Unrealized gain on available-for-sale securities	—	—	—	—	324	324
Balance at June 30, 2023	13,028,403	$130	$452,084	$(445,059)	$(26)	$7,129

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan (both of which have been repaid), payments received under the CARB-X program and proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $12,098 and $22,132 for the six months ended June 30, 2024 and 2023, respectively, and a net loss of $38,371 for the year ended December 31, 2023. The Company had an accumulated deficit of $473,396 as of June 30, 2024 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements. Based on its available cash, cash equivalents and short-term investments, the Company does not have cash on hand to fund its current operations and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q including the repayment of the Exchangeable Notes in January 2025. This condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

The Company plans to address this condition by raising funding through the possible sale of the Company’s equity or debt through public or private equity financings, which may include sales of the Company’s ordinary shares under the Company’s sales

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

agreement with H.C. Wainwright. Although management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. In addition, the Company’s ability to raise additional capital through the issue of new shares for cash is limited to issuing only 1.7 million ordinary shares (or rights to acquire such shares) for cash, based on the amount of authorized ordinary shares unissued or unreserved and free from any statutory rights of pre-emption, and therefore available for issuance as of July 31, 2024. While shareholders approved an increase of an additional 60,000,000 ordinary shares at our annual general meeting in May 2023 (the Additional Shares), we did not receive approval for the disapplication of statutory pre-emption rights over such shares. Absent shareholder approval of the dis-application of statutory pre-emption rights with respect to the Additional Shares, any Additional Shares that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. While we are once again seeking approval of our shareholders to disapply the statutory pre-emption rights generally at an extraordinary general meeting of the shareholders, there is no guarantee that such approval will be forthcoming. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time consuming and complex to execute. In addition, in parallel, the Company is evaluating its corporate, strategic, financial and financing alternatives, with the goal of maximizing value for its stakeholders. These alternatives could potentially include the licensing, sale or divestiture of the Company’s assets or proprietary technologies or another strategic transaction involving the Company. The evaluation of corporate, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2024, and results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023 have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is $17 as of June 30, 2024 relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) from the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 as of June 30, 2024 relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) from the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 as of June 30, 2024 relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). These restricted cash amounts are unchanged from December 31, 2023. On the closing date of each of the registered direct offerings in June 2020 (June 3 Offering) and July 2020 (June 30 Offering) and the underwritten offering in the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

	Three and Six Months Ended
	June 30, 2024	June 30, 2023
Options to purchase ordinary shares	986,488	1,125,991
Unvested restricted share units	—	38,540
Warrants	480,186	480,186
Exchangeable Notes	1,504,767	1,386,255
Total	2,971,441	3,030,972

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expenses	2024	2023	2024	2023
Ireland	$3,009	$9,485	$7,530	$16,553
U.S.	967	1,336	2,575	2,776
Bermuda	—	1	34	23
Total	$3,976	$10,822	$10,139	$19,352

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	June 30, 2024	December 31, 2023
Ireland	$247	$342
U.S.	198	287
Total	$445	$629

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which enhances the annual income tax disclosures for the effective tax rate reconciliation and income taxes paid. The amendments are effective for public business entities, for annual periods beginning after December 15, 2024 and for annual periods beginning after December 15, 2025 for all other entities. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The ASU applies on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is assessing what impact ASU 2023-09 will have on the condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

June 30, 2024
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Commercial paper	$790	$—	$790	$—
U.S. Treasury bonds	5,951	—	5,951	—
	$6,741	$—	$6,741	$—

December 31, 2023
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$1,179	$—	$1,179	$—
Commercial paper	3,287	—	3,287	—
U.S. Treasury bonds	13,393	—	13,393	—
	$17,859	$—	$17,859	$—

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

The following table presents information about the Company’s Exchangeable Notes and RLNs and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

June 30, 2024	Book	Approximate
Short-term Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Exchangeable note	$12,952	$12,862	$—	$12,862	$—
Total short-term liabilities	$12,952	$12,862	$—	$12,862	$—
Long-term Liabilities
Revenue Futures
Royalty-linked notes	8,296	8,296	—	—	8,296
Total long-term liabilities	$8,296	$8,296	$—	$—	$8,296

December 31, 2023	Book	Approximate
Long-term Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable note	$11,453	$11,645	$—	$11,645	$—
Revenue Futures
Royalty-linked notes	7,503	7,503	—	—	7,503
Total long-term liabilities	$18,956	$19,148	$—	$11,645	$7,503

The fair value of Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture), without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of June 30, 2024 consist of a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 10 – Royalty-Linked Notes).

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 105.0398 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $9.520 per ordinary share) as of June 30, 2024, which was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Beginning on January 21, 2021 to June 30, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2024 was $11,117. The fair value of the exchange option at June 30, 2024 was $0.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The RLN liability is carried at fair value on the condensed consolidated balance sheet (see Note 10 – Royalty-Linked Notes). The total fair value of $8,296 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (the RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 22%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term Investments

The Company classifies its short-term investments as available-for-sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at quarter end consist of corporate bonds, commercial paper and U.S. Treasury bonds with maturities of more than three months at the date of purchase. Short-term investments as of June 30, 2024 have a weighted average maturity of 0.16 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the amortized cost and fair value of investments are represented by unrealized gains or losses. The fair value of corporate bonds, commercial paper and U.S. Treasury bonds are represented by Level 2 fair value measurements - quoted price for a similar asset, or other observable inputs such as interest rates or yield curves.

The following table represents the Company’s available for sale short-term investments by major security type as of June 30, 2024 and December 31, 2023:

June 30, 2024					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Commercial paper	$791	$—	$(1)	$790	$790	$—
U.S. Treasury bonds	5,951	—	—	5,951	5,951	—
Total	$6,742	$	$(1)	$6,741	$6,741	$—

December 31, 2023					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$1,179	$1	$—	$1,180	$1,180	$—
Commercial paper	3,288	—	(1)	3,287	3,287	—
U.S. Treasury bonds	13,391	3	(2)	13,392	13,392	—
Total	$17,858	$4	$(3)	$17,859	$17,859	$—

For the three and six months ended June 30, 2024 and 2023, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) / income in shareholders’ deficit.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2024	December 31, 2023
Prepaid insurance	$779	$472
Deferred financing expenses	734	—
Other prepaid assets	188	89
Prepaid research and development expenses	82	872
Research and development tax credit receivable	17	195
Total	$1,800	$1,628

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

6. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	June 30, 2024	December 31, 2023
Leasehold improvements	$148	$148
Furniture and fixtures	120	120
Computer equipment	95	98
	363	366
Less: accumulated depreciation	(325)	(315)
	$38	$51

Depreciation expense for the six months ended June 30, 2024 and 2023 was $15 and $16, respectively. In addition, accumulated depreciation decreased by $5 due to the removal of fully depreciated computer equipment during the six months ended June 30, 2024.

7. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have remaining terms which range from 0.7 years to 1.1 years. The renewal option on one lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025. A Deed of Assignment was signed in August 2023 in relation to a commercial property lease and accordingly the related Right of Use asset and lease liability were derecognized. In September 2020, the Company entered into a sublease agreement for a commercial unit. This sublease agreement was assigned with the related lease in August 2023.

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

All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $99 and $198 of operating lease costs for right-of-use assets during the three and six months ended June 30, 2024, respectively, and $108 and $214 of operating lease costs for right-of-use assets during the three and six months ended June 30, 2023, respectively. No rental expense on short-term leases was recognized during the three and six months ended June 30, 2024, and $73 and $145 of rental expense was recognized on short-term leases during the three and six months ended June 30, 2023, respectively. No sublease income was recognized during the three and six months ended June 30, 2024 and $75 and $151 of sublease income was recognized during the three and six months ended June 30, 2023, respectively.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for operating lease liabilities	$100	$102	$200	$204

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term	0.96 years	1.46 years
Weighted-average discount rate	12.9%	12.9%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term (“Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	June 30, 2024	December 31, 2023
Other assets	$378	$549

Other current liabilities	$356	$365
Other liabilities	16	188
Total lease liabilities	$372	$553

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2024 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended June 30,
2025	$375
2026	18
2027	—
2028	—
2029	—
Thereafter	—
$393
Less imputed interest	(21)
Total lease liabilities	$372

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Accrued payroll and bonus expenses	$1,349	$2,742
Accrued other expenses	489	147
Accrued clinical trial costs	179	4,835
Accrued professional fees	243	37
Total	$2,260	$7,761

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

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 105.0398 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $9.520 per ordinary share) as of June 30, 2024, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to June 30, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have completed a non-cash exchange of their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2024 was $11,117.

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

The Company recognized $180 and $361 of interest expense related to the Exchangeable Notes during the three and six months ended June 30, 2024, respectively, and $205 and $410 of interest expense related to the Exchangeable Notes during the three and six months ended June 30, 2023, respectively. The Company recognized $569 and $1,138 related to the amortization of the debt discounts and deferred financing costs during the three and six months ended June 30, 2024, respectively, and $584 and $1,162 related to the amortization of the debt discounts and deferred financing costs during the three and six months ended June 30, 2023, respectively. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss. The balance of the Exchangeable Notes as of June 30, 2024 is as follows:

	June 30, 2024
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$6,219
September 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	32
Conversion of $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(40,691)	(3,071)
2025 Exchangeable Notes, net	11,117	3,180
Unamortized discount and debt issuance costs	(1,345)	—
2025 Exchangeable Notes, net	$9,772	$3,180

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 10 – Royalty-Linked Notes), as of June 30, 2024, for the following five fiscal years and thereafter were as follows:

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

The balance of the RLNs at each reporting date is as follows:

June 30, 2024
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(6,411)
Total liability related to the sale of future royalties at June 30, 2024	$8,296
Current Portion	—
Long-term Portion	$8,296

December 31, 2023
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(7,204)
Total liability related to the sale of future royalties at December 31, 2023	$7,503
Current Portion	—
Long-term Portion	$7,503

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

Ordinary Shares

At the Company’s annual general meeting of shareholders on May 3, 2023, the Company’s shareholders approved an increase of 60,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 80,000,000 ordinary shares of $0.01 par value each as of June 30, 2024. The holders of ordinary shares are entitled to one vote for each share held. The holders of ordinary shares currently have preemptive rights over 60,000,000 ordinary shares and no preemptive or other subscription rights over 20,000,000 ordinary shares. There are no redemption or sinking fund provisions with respect to the authorized ordinary shares.

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

On October 7, 2022, the Company entered into a sales agreement with HC Wainwright, as agent, pursuant to which the Company may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415 (a)(4) promulgated under the Securities Act of 1933, as amended. During the six months ended June 30, 2024, the Company sold 3,055,882 ordinary shares under the “at the market” agreement at an average price of $2.49 per share for net proceeds of $7.4 million.

Beginning on January 21, 2021 to June 30, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2024 was $11,117.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028. No warrants had been exercised as of June 30, 2024.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of June 30, 2024.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per ordinary share and will expire on June 30, 2025. As of June 30, 2024, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of June 30, 2024, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the February 2021 Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of June 30, 2024, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of June 30, 2024.

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of June 30, 2024.

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of June 30, 2024. The Company’s Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares in issue as of June 30, 2024 or December 31, 2023.

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

The Company did not grant any share options to employees and directors during the six months ended June 30, 2024 and 857,500 share options were granted to employees during the six months ended June 30, 2023. There were 465,795 and 949,235 unvested employee and director share options outstanding as of June 30, 2024 and June 30, 2023, respectively. Total expense recognized related to employee share options was $88 and $211 for the three and six months ended June 30, 2024, respectively, and $44 and $221 for the three and six months ended June 30, 2023, respectively. Total unamortized compensation expense related to employee share options was $432 and $1,248 as of June 30, 2024 and June 30, 2023, respectively, which is expected to be recognized over a remaining weighted average vesting period of 1.70 years and 2.58 years as of June 30, 2024 and June 30, 2023, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Six Months Ended
June 30, 2023
Volatility	100%
Expected term in years	6.00 - 6.25
Dividend rate	0%
Risk-free interest rate	3.55% - 3.67%
Share price	$1.00 - $1.04
Fair value of option on grant date	$0.80 - $0.84

The following table summarizes total share option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2023	984,155	124,833	1,108,988
Granted	—	—	—
Exercised	(29,144)	—	(29,144)
Forfeited	(45,856)	(47,500)	(93,356)
Options outstanding June 30, 2024	909,155	77,333	986,488

The following table summarizes the number of options outstanding and the weighted-average exercise price as of June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2023	1,108,988	$2.73	8.94	$832
Granted	—
Exercised	(29,144)	$1.00
Forfeited	(93,356)	$4.19
Options outstanding June 30, 2024	986,488	$2.65	7.94	$117
Exercisable at June 30, 2024	520,693	$3.99	7.24	$49

Restricted Share Units (RSUs)

The Company did not grant any RSUs to employees and directors during the six months ended June 30, 2024 and 2023, respectively.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of Company plans:

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2023	—	16,666	16,666
Granted	—	—	—
Shares vested	—	—	—
Forfeited	—	(16,666)	(16,666)
RSUs outstanding June 30, 2024	—	—	—

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2023	16,666	$7.26
Granted	—
Shares vested	—
Forfeited	(16,666)	$7.26
RSUs outstanding June 30, 2024	—

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for our employees under our 2018 Plan and four years for our employees under our 2021 Inducement Plan. Total benefit recognized related to the RSUs was $20 and $5 for the three and six months ended June 30, 2024, respectively, and total expense recognized related to the RSUs was $66 and $282 for the three and six months ended June 30, 2023, respectively. There was no unamortized compensation expense related to the RSUs as of June 30, 2024 and total unamortized expense related to the RSUs was $149 as of June 30, 2023, which was expected to be recognized over a remaining average vesting period of 2.42 years as of June 30, 2023.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$26	$95	$122	$219
General and administrative expense	42	15	84	284

There was a total of $432 and $1,397 unamortized share-based compensation expense for options and RSUs as of June 30, 2024 and June 30, 2023, respectively, which is expected to be recognized over a remaining average vesting period of 1.70 years and 2.57 years as of June 30, 2024 and June 30, 2023, respectively.

13. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. The Company recorded an income tax expense of $31 and $79, for the three and six months ended June 30, 2024, respectively and $187 and $310, for the three and six months ended June 30, 2023, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $42,794 and $41,525, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

14. Commitments and Contingencies

License Agreement

On November 18, 2015, the Company entered into a license agreement with Pfizer for the worldwide exclusive rights to research, develop, manufacture and commercialize sulopenem (the Pfizer License).

Under the Pfizer License, the Company has agreed to make certain regulatory and sales milestone payments, including a regulatory milestone payment of $20 million upon approval of oral sulopenem by the FDA. The Company intends to defer this payment for a two-year period, at an annual rate of eight percent on a daily compounded basis until paid in full, as permitted pursuant to the terms of the Pfizer License. The Company is obligated to make a potential one-time payment related to sublicensing income that exceeds a certain threshold. The Company is also obligated to pay Pfizer sales milestones upon achievement of net sales ranging from $250.0 million to $1.0 billion for each product type, as well as royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

15. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of June 30, 2024, $11,117 aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

16. Subsequent Events

In July 2024, the Company launched a rights offering (the 2024 Rights Offering), where it distributed, at no charge, subscription rights to shareholders and holders of warrants that had contractual rights to participate in the securities offering, which were not waived (each an eligible warrant holder and collectively, the eligible warrant holders). In connection with the 2024 Rights Offering, the Company distributed an aggregate of 17,007,601 non-transferable subscription rights to purchase an aggregate of 8,503,800 units (Units) at a subscription price of $1.21 per whole Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (the 1-year warrants) and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the 5-year warrants and, together with the 1-year warrants, the warrants). Each shareholder and holder of eligible warrants received one subscription right for every ordinary share owned and every ordinary share issuable upon exercise of eligible warrants at 5:00 p.m., Eastern Time, on July 16, 2024. Each subscription right entitled its holder to purchase 0.50 Units, at a subscription price of $0.605 per 0.50 Units, consisting of (i) 0.50 ordinary shares, (ii) a 1-year warrant to purchase 0.25 ordinary shares and (iii) a 5-year warrant to purchase 0.50 ordinary shares. During the 2024 Rights Offering, rights holders validly subscribed for 6,121,965 Units. The 2024 Rights Offering closed on August 9, 2024 and resulted in aggregate net proceeds, after deducting estimated fees and expenses, of approximately $5.8 million (assuming no exercise of any warrants included in the Units sold by the Company in the 2024 Rights Offering).

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

Overview

We are a clinical-stage pharmaceutical company dedicated to developing and commercializing sulopenem to be potentially the first oral branded penem available in the United States and the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have also developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to herein as oral sulopenem. We believe that sulopenem and oral sulopenem have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics.

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing oral sulopenem to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by oral sulopenem to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study was designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA to the FDA for oral sulopenem for the treatment of uUTIs in April 2024. In May 2024, we received a notice from the FDA acknowledging receipt of the resubmission of the NDA and indicating that the FDA deemed our NDA resubmission to be a Class II complete response under the Prescription Drug User Fee Act (“PDUFA”), which has a six-month review period from the date of resubmission. As a result, the FDA has assigned a PDUFA action date to our resubmitted NDA of October 25, 2024. In June 2024, the FDA notified us that it had determined that our NDA for oral sulopenem for the treatment of uUTIs in adult women will be taken to Advisory Committee, with September 9, 2024 as the date for the Advisory Committee meeting. In its communication advising us of the Advisory Committee, the FDA highlighted that the purpose of the meeting was to discuss (a) antimicrobial stewardship issues raised by potential approval and subsequent use of what would be the first oral penem in the U.S.; and (b) the most appropriate target patient population(s) for treatment of uUTI with oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support approval of our resubmitted NDA for oral sulopenem for the treatment of uUTIs in adult women.

Going Concern

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of oral sulopenem and sulopenem. As of June 30, 2024, we had an accumulated deficit of $473.4 million. We expect to continue to incur significant expenses for the foreseeable future as we seek regulatory approval of oral sulopenem. In addition, if we obtain marketing approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Additionally, principal and interest on the outstanding Exchangeable Notes become due on January 31, 2025. We may also incur expenses in connection with the further clinical development of IV sulopenem and clinical development of sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan or significantly delay, scale back or discontinue the development and commercialization of our sulopenem program. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $11.7 million. Based on our available cash resources, we do not believe that our existing cash, cash equivalents and short-term investments, including amounts received under our 2024 Rights Offering, will enable us to fund our operating expenses for the next 12 months from the date of filing this Quarterly Report on Form 10-Q including through repayment of the 6.500% Exchangeable Senior Subordinated Notes due in January 2025 (Exchangeable Notes). This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to complete additional public or private financings of debt or equity. Although management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. In addition, the Company’s ability to raise additional capital through the issue of new shares for cash is limited to issuing only 0.8 million ordinary shares (or rights to acquire such shares) for cash, based on the amount of authorized ordinary shares unissued or unreserved and free from any statutory rights of pre-emption, and therefore available for issuance as of August 9, 2024. While shareholders approved an increase of an additional 60,000,000 ordinary shares at our annual general meeting in May 2023 (the Additional Shares), we did not receive approval for the disapplication of statutory pre-emption rights over such shares. Absent shareholder approval of the disapplication of statutory pre-emption rights with respect to the Additional Shares, any Additional Shares that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. While we are once again seeking approval of our shareholders to disapply the statutory pre-emption rights generally at an extraordinary general meeting of the shareholders, there is no guarantee that such approval will be forthcoming. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering similar to the rights offering launched in July 2024, where we distributed, at no charge, subscription rights (the 2024 Rights Offering) to our shareholders and holders of warrants that had contractual rights to participate in the securities offering, which were not waived (each an eligible warrant holder and collectively, the eligible warrant holders). In connection with the 2024 Rights Offering, we distributed an aggregate of 17,007,601 non-transferable subscription rights to purchase an aggregate of 8,503,800 units (Units) at a subscription price of $1.21 per whole Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (the 1-year warrants ) and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the 5-year warrants and, together with the 1-year warrants, the warrants). Each shareholder and holder of eligible warrants received one subscription right for every ordinary share owned and every ordinary share issuable upon exercise of eligible warrants at 5:00 p.m., Eastern Time, on July 16, 2024. Each subscription right entitled its holder to purchase 0.50 Units, at a subscription price of $0.605 per 0.50 Units, consisting of (i) 0.50 ordinary shares, (ii) a 1-year warrant to purchase 0.25 ordinary shares and (iii) a 5-year warrant to purchase 0.50 ordinary shares. During the 2024 Rights Offering, rights holders validly subscribed for 6,121,965 Units. The 2024 Rights Offering closed on August 9, 2024 and resulted in aggregate net proceeds, after deducting estimated fees and expenses, of approximately $5.8 million (assuming no exercise of any warrants included in the units sold by us in the 2024 Rights Offering).

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone nonsusceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021, for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional nonclinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional nonclinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA to the FDA for oral sulopenem for the treatment of uUTIs in April 2024. In May 2024, we received a notice from the FDA acknowledging receipt of the resubmission of the NDA and indicating that the FDA deemed our NDA resubmission to be a Class II complete response under the PDUFA, which has a six-month review period from the date of resubmission. As a result, the FDA has assigned a PDUFA action date to our resubmitted NDA of October 25, 2024. In June 2024, the FDA notified us that it had determined that our NDA for oral sulopenem for the treatment of uUTIs in adult women will be taken to Advisory Committee, with September 9, 2024 as the date for the Advisory Committee meeting. In its communication advising us of the Advisory Committee, the FDA highlighted that the purpose of the meeting was to discuss (a) antimicrobial stewardship issues raised by potential approval and subsequent use of what would be the first oral penem in the U.S.; and (b) the most appropriate target patient population(s) for treatment of uUTI with oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial and/or the additional PK/PD data will be adequate to support approval of our resubmitted NDA for oral sulopenem for the treatment of uUTIs in adult women.

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

Adjustments to Fair Value of Derivatives

Derivative liabilities, which consist of the Limited Recourse Royalty-Linked Subordinated Notes (RLNs) issued in 2020 are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in the condensed consolidated statements of operations as adjustments to fair value of derivatives.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our operating loss and loss before income taxes for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023	Change
Operating expenses:
Research and development	$(2,075)	$(8,964)	$6,889
General and administrative	(1,901)	(1,858)	(43)
Total operating expenses	(3,976)	(10,822)	6,846
Operating loss	(3,976)	(10,822)	6,846
Total other expense, net	(990)	(1,234)	244
Loss before income taxes	$(4,966)	$(12,056)	$7,090

Research and Development Expenses (in thousands)

	Three Months Ended
	June 30,
	2024	2023	Change
CRO and other preclinical and clinical trial expenses	$665	$7,067	$(6,402)
Personnel related (including share-based compensation)	527	928	(401)
Chemistry, manufacturing and control (CMC) related expenses	477	697	(220)
Consulting fees	406	272	134
Total research and development expenses	$2,075	$8,964	$(6,889)

The decrease in CRO and other preclinical and clinical trial expenses of $6.4 million was primarily due to higher costs incurred in 2023 to support our REASSURE trial, which began enrollment in October 2022 and completed enrollment in October 2023. Personnel related costs decreased by $0.4 million primarily due to lower headcount and a decrease in share-based compensation expense. Personnel related costs for the three months ended June 30, 2024 and 2023 included share-based compensation expense of $0.0 million and $0.1 million, respectively. CMC related expenses decreased by $0.2 million primarily as a result of a decrease in activities following completion of our REASSURE trial. The increase in consulting fees of $0.1 million was due to an increase in the use of consultants in connection with the preparation of our NDA filing for oral sulopenem for the treatment of uUTIs in adult women..

General and Administrative Expenses (in thousands)

	Three Months Ended
	June 30,
	2024	2023	Change
Personnel related (including share-based compensation)	$790	$827	$(37)
Facility related and other	602	665	(63)
Professional and consulting fees	509	366	143
Total general and administrative expenses	$1,901	$1,858	$43

Personnel related costs of $0.8 million were substantially the same as those incurred in the prior year. Personnel related costs for the three months ended June 30, 2024 and 2023 included share-based compensation expense of $0.0 million and $0.0 million, respectively. Facility related and other costs decreased by $0.1 million primarily as a result of a decrease in insurance costs. Facility related and other costs for the three months ended June 30, 2024 and 2023 included share-based compensation expense of $0.0 million and $0.0 million, respectively, for directors. Professional and consulting fees increased by $0.1 million primarily as a result of an increase in consultants used to support pre-commercial activities.

Total Other Expense, net

The following table summarizes our total other expense, net for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023	Change
Interest expense, net	$(571)	$(324)	$(247)
Adjustments to fair value of derivatives	(407)	(960)	553
Other (expense) / income, net	(12)	50	(62)
Total other expense, net	$(990)	$(1,234)	$244

Interest Expense, Net

Interest expense, net increased by $0.2 million for the three months ended June 30, 2024 primarily as a result of decreases in interest income on short-term investments and money market funds.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $0.4 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. This non-cash adjustment, for both periods, primarily related to an increase in the fair value of the RLNs due to the passage of time.

Other (Expense) / Income, Net

Other (expense) / income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit (which was terminated in August 2023). The decrease of $0.1 million is primarily related to a decrease in sub-lease income.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our operating loss and loss before income taxes for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	June 30,
	2024	2023	Change
Operating expenses:
Research and development	$(6,052)	$(15,396)	$9,344
General and administrative	(4,087)	(3,956)	(131)
Total operating expenses	(10,139)	(19,352)	9,213
Operating loss	(10,139)	(19,352)	9,213
Total other expense, net	(1,880)	(2,470)	590
Loss before income taxes	$(12,019)	$(21,822)	$9,803

Research and Development Expenses (in thousands):

	Six Months Ended
	June 30,
	2024	2023	Change
CRO and other preclinical and clinical trial expenses	$2,660	$11,583	$(8,923)
Personnel related (including share-based compensation)	1,528	1,901	(373)
Chemistry, manufacturing and control (CMC) related expenses	1,019	1,357	(338)
Consulting fees	845	555	290
Total research and development expenses	$6,052	$15,396	$(9,344)

The decrease in CRO and other preclinical and clinical trial expenses of $8.9 million was primarily due to higher costs incurred in 2023 to support our REASSURE trial, which began enrollment in October 2022 and completed enrollment in October 2023. Personnel related costs decreased by $0.4 million primarily as a result of lower headcount and a decrease in share-based compensation expense. Personnel related costs for the six months ended June 30, 2024 and 2023 included share-based compensation expense of $0.1 million and $0.2 million, respectively. CMC related expenses decreased by $0.3 million primarily as a result of a decrease in activities following completion of our REASSURE trial. Consulting fees of $0.8 million increased by $0.3 million primarily as a result of an increase in the use of consultants in connection with the preparation of our NDA filing for oral sulopenem for the treatment of uUTIs in adult women.

General and Administrative Expenses (in thousands):

	Six Months Ended
	June 30,
	2024	2023	Change
Personnel related (including share-based compensation)	$1,660	$1,783	$(123)
Facility related and other	1,153	1,415	(262)
Professional and consulting fees	1,274	758	516
Total general and administrative expenses	$4,087	$3,956	$131

Personnel related costs decreased by $0.1 million primarily as a result of a decrease in share-based compensation expense. Personnel related costs for the six months ended June 30, 2024 and 2023 included share-based compensation expense of $0.1 million and $0.2 million, respectively. Facility related and other costs decreased by $0.3 million primarily as a result of a decrease in directors share-based compensation expense and insurance costs. Facility related and other costs for the six months ended June 30, 2024 and 2023 included share-based compensation expense of $0.0 million and $0.1 million, respectively, for directors. Professional and consulting fees increased by $0.5 million primarily as a result of an increase in legal fees and an increase in consultants used to support pre-commercial activities.

Total Other Expense, Net

The following table summarizes our total other (expense) / income, net for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	June 30,
	2024	2023	Change
Interest expense, net	$(1,058)	$(723)	$(335)
Adjustments to fair value of derivatives	(793)	(1,838)	1,045
Other (expense) / income, net	(29)	91	(120)
Total other expense, net	$(1,880)	$(2,470)	$590

Interest Expense, Net

Interest expense, net increased by $0.3 million for the six months ended June 30, 2024 primarily as a result of a decrease in interest income on short-term investments and money market funds.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $0.8 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. This non-cash adjustment, for both periods, primarily related to an increase in the fair value of the RLNs due to the passage of time.

Other (Expense) / Income, Net

Other expense / income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit (which was terminated in August 2023). The decrease of $0.1 million is primarily related to a decrease in sub-lease income.

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

If our shareholders do not approve the disapplication of statutory pre-emption rights at a future general meeting of the Company, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 0.8 million ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of August 9, 2024 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the disapplication of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis, similar to the 2024 Rights Offering. While we are once again seeking approval of our shareholders to disapply the statutory pre-emption rights generally at an extraordinary general meeting of the shareholders, there is no guarantee that such approval will be forthcoming. As a result of this limitation, we are currently, and in the event we are not able to obtain shareholder approval of the disapplication of pre-emption rights, we will continue to be, severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering similar to the 2024 Rights Offering.

Furthermore, while the statutory preemption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute.

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the private placement which closed in January 2020 (the Private Placement) and the subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through June 30, 2024, we had received cash proceeds of $198.3 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering in June 2020 (June 3, 2020 Offering) and the registered direct offering in June 2020 (June 30, 2020 Offering) and $1.8 million from the exercise of warrants issued in the June 30, 2020 Offering, net proceeds of $15.5 million from the underwritten offering in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October 2020 Offering, net proceeds of $42.1 million from the underwritten offering in February 2021 (February 2021 Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February 2021 Underwritten Offering and net proceeds of $32.2 million from the registered direct offering in February 2021 (February 2021 Registered Direct Offering).

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 7, 2022, we entered into a sales agreement (the Sales Agreement), with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the six months ended June 30, 2024, we sold 3,055,882 ordinary shares under the Sales Agreement at an average price of $2.49 per share for net proceeds of $7.4 million, after deducting commissions to HC Wainwright of $0.2 million.

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $11.7 million.

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 105.0398 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $9.520 per ordinary share) as of June 30, 2024, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $15.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to June 30, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of June 30, 2024 was $11,117. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	(19,842)	(17,222)
Net cash provided by investing activities	11,408	9,453
Net cash provided by financing activities	7,384	435
Effect of exchange rates on cash and cash equivalents	(45)	(24)
Net decrease in cash, cash equivalents and restricted cash	$(1,095)	$(7,358)

Operating Activities

During the six months ended June 30, 2024, operating activities used $19.8 million of cash, resulting from our net loss of $12.1 million and net cash used by changes in our operating assets and liabilities of $11.2 million consisting primarily of a decrease in accounts payable and accrued expenses, partially offset by net non-cash charges of $3.5 million.

During the six months ended June 30, 2023, operating activities used $17.2 million of cash, resulting from our net loss of $22.1 million and net cash used by changes in our operating assets and liabilities of $0.9 million, partially offset by net non-cash charges of $5.8 million.

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities of $11.4 million was related to the proceeds from the sale of short-term investments of $23.8 million, partially offset by the purchase of short-term investments of $12.4 million.

During the six months ended June 30, 2023, net cash provided by investing activities of $9.5 million was related to the proceeds from the sale of short-term investments of $36.3 million, partially offset by the purchase of short-term investments of $26.9 million.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities of $7.4 million was primarily related to net proceeds from the sale of ordinary shares pursuant to the Sales Agreement.

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

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $11.7 million. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash, cash equivalents and short-term investments, including amounts received under our 2024 Rights Offering will enable us to fund our operating expenses for the next 12 months from the date of this Quarterly Report on Form 10-Q including repayment of the Exchangeable Notes in January 2025. As such, we believe this condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

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

Contractual Obligations and Commitments

Under the Pfizer License, we have agreed to make certain regulatory and sales milestone payments, including a regulatory milestone payment of $20 million upon approval of oral sulopenem by the FDA. We intend to defer this payment for a two-year period, at an annual rate of eight percent on a daily compounded basis until paid in full, as permitted pursuant to the terms of the Pfizer License. We are obligated to make a potential one-time payment related to sublicensing income that exceeds a certain threshold. We are also obligated to pay Pfizer sales milestones upon achievement of net sales ranging from $250.0 million to $1.0 billion for each product type, as well as royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) thve “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), determined based on which of the specified sulopenem products have received FDA approval. The Payment Rate will be based on the maximum aggregate principal amount of RLNs and will equal (i) up to 15% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of uUTIs and (ii) up to 20% if we or one of our affiliates has received FDA approval for the use of specified sulopenem products for the treatment of cUTIs but has not received FDA approval for treatment of uUTIs. There was no payment due for each of the Payment Measuring Periods through the payment measuring period ending June 30, 2024. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return).

Our operating lease obligations primarily consist of payments for office space, which are described further in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Future contractual payments on operating lease obligations due within one year of June 30, 2024 are $0.2 million, and there were no future contractual payments on operating lease obligations due greater than one year from June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $11.7 million, consisting of cash, money market funds, commercial paper and U.S. treasury bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. An immediate interest rate increase of 100 basis points would result in a decrease of $0.01 million in the fair market value of our portfolio as of June 30, 2024. Such losses would only be realized if we sold the investments prior to maturity.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2024 and December 31, 2023, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the six months ended June 30, 2024 and 2023 or for the year ended December 31, 2023. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2024, we had $11.7 million of cash, cash equivalents and short-term investments. Based on our available cash resources we do not believe that our existing cash, cash equivalents and short-term investments, including amounts received under our 2024 Rights Offering, will enable us to fund our operating expenses for the next 12 months from the date of filing this Quarterly Report on Form 10-Q including through repayment of the 6.500% Exchangeable Senior Subordinated Notes due in January 2025 (Exchangeable Notes).

This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Management’s plans in this regard are described in Note 1 of the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, although Management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. In addition, our ability to raise additional capital through the issue of new shares for cash is limited to issuing only 759,854 ordinary shares (or rights to acquire such shares) for cash, based on the amount of authorized ordinary shares unissued or unreserved and free from any statutory rights of pre-emption, and therefore available for issuance as of August 9, 2024. While shareholders approved an increase of an additional 60,000,000 ordinary shares at our annual general meeting in May 2023 (the “Additional Shares”), we did not receive approval for the disapplication of statutory pre-emption rights over such shares. Absent shareholder approval of the disapplication of statutory pre-emption rights with respect to the Additional Shares, any Additional Shares that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. While we are once again seeking approval of our shareholders to disapply the statutory pre-emption rights generally at an extraordinary general meeting of the shareholders, there is no guarantee that such approval will be forthcoming. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering similar to the rights offering launched in July 2024, where we distributed, at no charge, subscription rights (the "2024 Rights Offering") to our shareholders and holders of warrants that had contractual rights to participate in the securities offering, which were not waived (each an "eligible warrant holder" and collectively the "eligible warrant holders"). In connection with the 2024 Rights Offering, we distributed an aggregate of 17,007,601 non-transferable subscription rights to purchase an aggregate of 8,503,800 units ("Units") at a subscription price of $1.21 per whole Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (1-year warrant) and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the "5-year warrants" and, together with the 1-year warrants, the “warrants”). Each shareholder and holder of eligible warrants received one subscription right for every ordinary share owned and every ordinary share issuable upon exercise of eligible warrants at 5:00 p.m., Eastern Time, on July 16, 2024. Each subscription right entitled its holder to purchase 0.50 Units, at a subscription price of $0.605 per 0.50 Units, consisting of (i) 0.50 ordinary shares, (ii) a 1-year warrant to purchase 0.25 ordinary shares and (iii) a 5-year warrant to purchase 0.50 ordinary shares. During the 2024 Rights Offering, rights holders validly subscribed for 6,121,965 Units. The 2024 Rights Offering closed on August 9, 2024 and resulted in aggregate net proceeds, after deducting estimated fees and expenses, of approximately $5.8 million (assuming no exercise of any warrants included in the units sold by us in the 2024 Rights Offering).

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of June 30, 2024, we had an accumulated deficit of $473.4 million, cash and cash equivalents of $5.0 million and short-term investments of $6.7 million. Our product candidates, oral sulopenem and sulopenem (together, the sulopenem program), are in clinical development, and have not been approved for sale and we may never have our product candidates approved for commercialization. We submitted a New Drug Application (NDA) for oral sulopenem for the treatment of uncomplicated urinary tract infections (uUTIs) in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the U.S. Food and Drug Administration (FDA) accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021, in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the special protocol assessment (SPA) process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA for oral sulopenem for the treatment of uUTIs to the FDA in April 2024. In May 2024, we received a notice from the FDA acknowledging receipt of the resubmission of the NDA and indicating that the FDA deemed our NDA resubmission to be a Class II complete response under the Prescription Drug User Fee Act (PDUFA), which has a six-month review period from the date of resubmission. As a result, the FDA has assigned a PDUFA action date to our resubmitted NDA of October 25, 2024. In June 2024, the FDA notified us that it had determined that our NDA for oral sulopenem for the treatment of uUTIs in adult women will be taken to Advisory Committee, with September 9, 2024 as the date for the Advisory Committee meeting. In its communication advising us of the Advisory Committee, the FDA highlighted that the purpose of the meeting was to discuss (a) antimicrobial stewardship issues raised by potential approval and subsequent use of what would be the first oral penem in the U.S.; and (b) the most appropriate target patient population(s) for treatment of uUTI with oral sulopenem.

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) Exchangeable Notes; and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. On October 7, 2022, we entered into an “at the market offering” agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the period ended June 30, 2024, we sold 3,055,882 ordinary shares under the Sales Agreement at an average price of $2.49 per share for net proceeds of $7.4 million. As of June 30, 2024, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering and February 2021 Underwritten Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

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

If our shareholders do not approve the disapplication of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 759,854 ordinary shares (or rights to acquire such shares) , based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of August 9, 2024 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the disapplication of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis, similar to the 2024 Rights Offering. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering, similar to the 2024 Rights Offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute. While we are once again seeking approval of our shareholders to disapply the statutory pre-emption rights generally at an extraordinary general meeting of the shareholders, there is no guarantee that such approval will be forthcoming. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders.

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

We expect that additional capital will be required to complete our sulopenem development program and file with regulatory agencies and commercialize oral sulopenem if regulatory approval is received. If we receive regulatory approval for oral sulopenem, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts, which would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy and we may be unable to continue as a going concern.

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
•
successfully navigating the Advisory Committee on September 9, 2024, relating to our NDA for oral sulopenem for the treatment of uUTIs in adult women, or in the event of an unfavorable recommendation(s), convincing the FDA not to accept the Advisory Committee’s recommendation(s), which are non-binding on FDA;
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

The EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa

Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the closing of the 2024 Rights Offering on August 9, 2024, the exchange rate of the Exchangeable Notes increased and, effective as of August 15, 2024, the exchange price of the Exchangeable Notes will $5.7071 per ordinary share (at an adjusted exchange rate of 175.2191 shares per $1,000 of principal and interest on the Exchangeable Notes). As of August 9, 2024, $11.1 million aggregate principal amount of Exchangeable Notes remained outstanding.

Depending on the public offering prices, the number of shares that we sell pursuant to our Sales Agreement with HC Wainwright as agent and any potential increase to the exchange rate of the Exchangeable Notes, we may not have sufficient authorized share capital or share issuance authorities to convert all of the Exchangeable Notes into ordinary shares following any sales of shares pursuant to the Sales Agreement and could be required to settle any exchanges with cash to the extent we do not have available authorized shares. If we elect to settle any exchanges in cash, or we do not have authorized and available ordinary shares needed to satisfy physical exchange of the Exchangeable Notes, our liquidity could be adversely affected and/or we may not have sufficient cash available at that time to satisfy such cash settlement. In addition, in the event we elect to settle exchanges of Exchangeable Notes with ordinary shares, we would be limited in our ability to issue equity for other purposes which could adversely affect our shareholders and our ability to raise additional capital. During the six months ended June 30, 2024, the Company sold 3,055,882 ordinary shares under the “at the market” agreement at an average price of $2.49 per share for net proceeds of $7.4 million.

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

Holders of the Exchangeable Notes will have the right to require us to repurchase all or a portion of their Exchangeable Notes upon the occurrence of a fundamental change at specified repurchase prices. In addition, upon exchange of the Exchangeable Notes, unless we elect to deliver solely ordinary shares to settle such exchange (other than paying cash in lieu of delivering any fractional share), we would be required to make specified cash payments in respect of the Exchangeable Notes being exchanged. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Exchangeable Notes surrendered therefor or to pay cash with respect to Exchangeable Notes being exchanged. Additionally, in the event we are not able to obtain shareholder approval for the disapplication of pre-emption rights over our ordinary shares at the extraordinary general meeting of the shareholders, we may not be able to efficiently and cost effectively engage in equity-capital raising prior to January 31, 2025, when principal and interest on the outstanding Exchangeable Notes become due. Our ability to repurchase or to pay cash upon exchange of the Exchangeable Notes may also be limited by law, regulatory authority, and future indebtedness.

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of June 30, 2024, $11.1 million aggregate principal amount of Exchangeable Notes remained outstanding.

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

Because we have limited financial resources, we initially focused our sulopenem development program on the specific indications of uUTI, complicated urinary tract infections (cUTI) and complicated intra-abdominal infections (cIAI), all of which are focused on what we believe to be the most pressing near-term medical needs, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other potential product candidates or developing our sulopenem program in other indications that may prove to have greater commercial potential. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three prior Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs. Similarly, while we believe that sulopenem has the potential to treat uUTIs in humans based on the results of prior preclinical studies and clinical trials, oral sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. However, in the uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA to the FDA for oral sulopenem for the treatment of uUTIs in April of 2024. In May 2024, we received a notice from the FDA acknowledging receipt of the resubmission of the NDA and indicating that the FDA deemed our NDA resubmission to be a Class II complete response under the PDUFA, which has a six-month review period from the date of resubmission. As a result, the FDA has assigned a PDUFA action date to our resubmitted NDA of October 25, 2024. In June 2024, the FDA notified us that it had determined that our NDA for oral sulopenem for the treatment of uUTIs in adult women will be taken to Advisory Committee, with September 9, 2024 as the date for the Advisory Committee meeting. In its communication advising us of the Advisory Committee, the FDA highlighted that the purpose of the meeting was to discuss (a) antimicrobial stewardship issues raised by potential approval and subsequent use of what would be the first oral penem in the U.S.; and (b) the most appropriate target patient population(s) for treatment of uUTI with oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support approval of our resubmitted NDA for oral sulopenem for the treatment of uUTIs in adult women.

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

Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA for oral sulopenem for the treatment of uUTIs to the FDA in the second quarter of 2024. In May 2024, we received a notice from the FDA acknowledging receipt of the resubmission of the NDA and indicating that the FDA deemed our NDA resubmission to be a Class II complete response under the PDUFA, which has a six-month review period from the date of resubmission. As a result, the FDA has assigned a PDUFA action date to our resubmitted NDA of October 25, 2024. In June 2024, the FDA notified us that it had determined that our NDA for oral sulopenem for the treatment of uUTIs in adult women will be taken to Advisory Committee, with September 9, 2024 as the date for the Advisory Committee meeting. In its communication advising us of the Advisory Committee, the FDA highlighted that the purpose of the meeting was to discuss (a) antimicrobial stewardship issues raised by potential approval and subsequent use of what would be the first oral penem in the U.S.; and (b) the most appropriate target patient population(s) for treatment of uUTI with oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support approval of our resubmitted NDA for oral sulopenem for the treatment of uUTIs in adult women.

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

We may never succeed in achieving regulatory approval for any of our product candidates. For example, in the results of our cIAI clinical trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials of sulopenem for the treatment of cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit; the rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the prior Phase 3 uUTI trial in which oral sulopenem was statistically superior. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a CRL from the FDA on July 23, 2021 for our NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA for oral sulopenem for the treatment of uUTIs to the FDA in April 2024. In May 2024, we received a notice from the FDA acknowledging receipt of the resubmission of the NDA and indicating that the FDA deemed our NDA resubmission to be a Class II complete response under the PDUFA, which has a six-month review period from the date of resubmission. As a result, the FDA has assigned a PDUFA action date to our resubmitted NDA of October 25, 2024. In June 2024, the FDA notified us that it had determined that our NDA for oral sulopenem for the treatment of uUTIs in adult women will be taken to Advisory Committee, with September 9, 2024 as the date for the Advisory Committee meeting. In its communication advising us of the Advisory Committee, the FDA highlighted that the purpose of the meeting was to discuss (a) antimicrobial stewardship issues raised by potential approval and subsequent use of what would be the first oral penem in the U.S.; and (b) the most appropriate target patient population(s) for treatment of uUTI with oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support approval of our resubmitted NDA for oral sulopenem for the treatment of uUTIs in adult women.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA to the FDA in April 2024. In May 2024, we received a notice from the FDA acknowledging receipt of the resubmission of the NDA and indicating that the FDA deemed our NDA resubmission to be a Class II complete response under the PDUFA, which has a six-month review period from the date of resubmission. As a result, the FDA has assigned a PDUFA action date to our resubmitted NDA of October 25, 2024. In June 2024, the FDA notified us that it had determined that our NDA for oral sulopenem for the treatment of uUTIs in adult women will be taken to Advisory Committee, with September 9, 2024 as the date for the Advisory Committee meeting. In its communication advising us of the Advisory Committee, the FDA highlighted that the purpose of the meeting was to discuss (a) antimicrobial stewardship issues raised by potential approval and subsequent use of what would be the first oral penem in the U.S.; and (b) the most appropriate target patient population(s) for treatment of uUTI with oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support approval of our resubmitted NDA for oral sulopenem for the treatment of uUTIs in adult women.

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

The FDA Advisory Committee may render an opinion on our NDA for oral sulopenem for the treatment of uUTIs in adult women which is negative or may delay approval or limit oral sulopenem's marketability.

In June 2024, the FDA notified us that it had determined that our NDA for oral sulopenem for the treatment of uUTIs in adult women will be taken to Advisory Committee, with September 9, 2024 as the date for the Advisory Committee meeting. In its communication advising us of the Advisory Committee, the FDA highlighted that the purpose of the meeting was to discuss (a) antimicrobial stewardship issues raised by potential approval and subsequent use of what would be the first oral penem in the U.S.; and (b) the most appropriate target patient population(s) for treatment of uUTI with oral sulopenem. The FDA is not bound by the recommendation of an Advisory Committee, which is composed of clinicians, statisticians and other experts, but it generally follows such recommendations. The Advisory Committee may recommend against approval of our NDA for oral sulopenem for the treatment of uUTIs or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions. This may delay and increase the cost of the review process. Any delay in obtaining, or an inability to obtain, marketing approval could prevent the commercialization of oral sulopenem and generation of revenue and profit.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure our shareholders that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our sulopenem program in any indication.

Although we believe that oral sulopenem and sulopenem have the potential to treat uUTI, cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI. Similarly, while we believe that sulopenem has the potential to treat uUTI in humans based on the results of prior preclinical studies and clinical trials, and based on our prior Phase 3 uUTI clinical trial, in the population of patients with baseline pathogens resistant to quinolones, in which sulopenem met the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin in our prior Phase 3 uUTI clinical trial. Based on discussions with the FDA at a pre-NDA meeting and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTI in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. On July 23, 2021, we received a CRL from the FDA in respect of the NDA. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA for oral sulopenem for the treatment of uUTIs to the FDA in April 2024. In May 2024, we received a notice from the FDA acknowledging receipt of the resubmission of the NDA and indicating that the FDA deemed our NDA resubmission to be a Class II complete response under the PDUFA, which has a six-month review period from the date of resubmission. As a result, the FDA has assigned a PDUFA action date to our resubmitted NDA of October 25, 2024. In June 2024, the FDA notified us that it had determined that our NDA for oral sulopenem for the treatment of uUTIs in adult women will be taken to Advisory Committee, with September 9, 2024 as the date for the Advisory Committee meeting. In its communication advising us of the Advisory Committee, the FDA highlighted that the purpose of the meeting was to discuss (a) antimicrobial stewardship issues raised by potential approval and subsequent use of what would be the first oral penem in the U.S.; and (b) the most appropriate target patient population(s) for treatment of uUTI with oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support approval of our resubmitted NDA for oral sulopenem for the treatment of uUTIs in adult women.

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

We may seek to enter into collaborations that we believe may contribute to our ability to advance development and ultimately commercialize our product candidates. We may also seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

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

We have sought to protect our proprietary position by in-licensing patents in the United States and abroad related to oral sulopenem. We own two U.S. patents, one Japanese patent, one Korean patent and one Australian patent, with one US patent, the Japanese patent, the Korean patent and the Australian patent directed to the composition of the bilayer tablet of oral sulopenem and its related preparations and/or uses, and the other U.S. patent directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. We also own three pending U.S. patent applications, and 24 pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. Two pending U.S. patent applications and one pending Canadian patent application were recently allowed, with one allowed U.S. patent application directed to the method of use of oral sulopenem in treating uUTI, with the other allowed U.S. patent application directed to the method of use of sulopenem etzadroxil, probenecid, and valproic acid in treating multiple diseases, and with the allowed Canadian patent application directed to the bilayer tablet of oral sulopenem and its related preparations and/or uses. The patent prosecution process is expensive and time-consuming, and we and our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, although we control prosecution of the patents we have licensed from Pfizer related to our sulopenem program, we may not always have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce or defend the patents, covering technology that we may license from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained, enforced or defended in a manner consistent with the best interests of our business.

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

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe that the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Although we conducted our prior Phase 3 clinical trials pursuant to SPA agreements, met with the FDA at a pre-NDA meeting and had our NDA application accepted for review by the FDA in January 2021, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA for oral sulopenem for the treatment of uUTIs to the FDA in April 2024. In May 2024, we received a notice from the FDA acknowledging receipt of the resubmission of the NDA and indicating that the FDA deemed our NDA resubmission to be a Class II complete response under the PDUFA, which has a six-month review period from the date of resubmission. As a result, the FDA has assigned a PDUFA action date to our resubmitted NDA of October 25, 2024. In June 2024, the FDA notified us that it had determined that our NDA for oral sulopenem for the treatment of uUTIs in adult women will be taken to Advisory Committee, with September 9, 2024 as the date for the Advisory Committee meeting. In its communication advising us of the Advisory Committee, the FDA highlighted that the purpose of the meeting was to discuss (a) antimicrobial stewardship issues raised by potential approval and subsequent use of what would be the first oral penem in the U.S.; and (b) the most appropriate target patient population(s) for treatment of uUTI with oral sulopenem. There can be no assurance that we will be in a position to resolve the matters set forth in the CRL or that the data generated by the REASSURE clinical trial or the additional PK/PD data will be adequate to support approval of our resubmitted NDA for oral sulopenem for the treatment of uUTIs in adult women.

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

Even after the FDA agrees to the design, execution, and analysis proposed in a protocol reviewed under the SPA process, the FDA may revoke or alter its agreement if a substantial scientific issue essential to determining the safety or effectiveness of the drug has been identified after the testing has begun. An SPA agreement may also be changed through written agreement between the sponsor and the FDA. A revocation or alteration in an existing SPA agreement could delay or prevent approval of an NDA. In addition, any significant change to the protocol for a clinical trial subject to an SPA agreement would require prior FDA approval, which could delay implementation of such a change and the conduct of the related clinical trial. The FDA retains significant discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, or GB, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The UK and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the UK market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

In addition, several significant administrative law cases were decided by the U.S. Supreme Court in 2024, most notably Loper Bright Enterprises v. Raimondo, which overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc. Since 1984, Chevron had required that courts defer to reasonable agency interpretations of statutes and agency action. In Loper Bright, the Supreme Court held that the U.S. Administrative Procedure Act requires courts to exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts may not defer to an agency interpretation solely because a statute is ambiguous. These decisions may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies, including the FDA and CMS, that we have relied on and intend to rely on in the future. Any such challenges, if successful, could have an impact on our business, and any such impact could be material. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $2.30 on November 24, 2023, and a low price of $0.65 on October 25, 2023, in the twelve-month period ending on August 9, 2024. During this time, the price per ordinary share has ranged from an intra-day low of $0.622 per share to an intra-day high of 2.50 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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

Our shareholder base is comprised of a large number of retail (or non-institutional) investors, which creates more volatility since shares change hands frequently. In accordance with our governing documents and applicable laws, there are a number of initiatives that require the approval of shareholders at an annual or extraordinary general meeting of shareholders. To hold a valid meeting, a quorum comprised of one or more Members (as defined in our Amended and Restated Constitution) whose name is entered in our register of members as a registered holder of our ordinary shares, present in person or by proxy (whether or not such Member actually exercises his voting rights in whole, in part or at all), holding not less than a majority of our issued and outstanding ordinary shares entitled to vote at a meeting of shareholders, is required. A record date is established to determine which shareholders are eligible to vote at the meeting, which record date must not be more than 60 days prior to the date of the meeting. Since our shares change hands frequently, there can be a significant turnover of shareholders between the record date and the meeting date which makes it harder to get shareholders to vote. While we make every effort to engage retail investors, such efforts can be expensive and the frequent turnover creates logistical issues for obtaining shareholder approval. Further, retail investors tend to be less likely to vote in comparison to institutional investors. Failure to secure sufficient votes may impede our ability to move forward with initiatives that are intended to grow the business and create shareholder value or prevent us from engaging in such initiatives at all. For example, we asked our shareholders to approve the disapplication of statutory pre-emption rights over the increased authorized share capital that was approved by our shareholders at our annual general meeting of shareholders in May 2023 (the 2023 Annual Meeting). However, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of such resolutions at the 2023 Annual Meeting or at subsequent extraordinary general meetings of shareholders held in August 2023 and January 2024. While we are once again seeking approval of our shareholders to disapply the statutory pre-emption rights generally at an extraordinary general meeting of the shareholders, there is no guarantee that such approval will be forthcoming. As a result, our ability to raise additional capital to finance our business through the issue of new shares for cash is severely limited. Additionally, where we find it necessary to delay or adjourn meetings or to seek approval again, it will be time consuming and we will incur additional costs.

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

Nasdaq’s letter has no immediate impact on the listing of our ordinary shares, which will continue to be listed and traded on the Nasdaq Capital Market, subject to our compliance with the other continued listing requirements. The letter indicated that we had a period of 45 calendar days from the date of the letter to submit a plan to regain compliance. We submitted our plan to regain compliance to Nasdaq on May 20, 2024.

On May 29, 2024, we received a letter from Nasdaq notifying us that Nasdaq had reviewed our plan for regaining compliance with Nasdaq Listing Rule 5550(b)(1) and granted us a 180-calendar day extension from April 3, 2024 (or until September 30, 2024) to evidence compliance with Nasdaq Listing Rule 5550(b)(1).

If we fail to evidence compliance with Nasdaq Listing Rule 5550(b)(1) on or before September 30, 2024, we may be subject to delisting. Were this to occur, Nasdaq will provide us notice that our ordinary shares are to be subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal any delisting determination by Nasdaq to the panel, that such appeal would be successful.

We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. However, there can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5550(b)(1), maintain compliance with the other Nasdaq listing requirements or be successful in appealing any delisting determination.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of June 30, 2024, $11.1 million aggregate principal amount of Exchangeable Notes remained outstanding. The outstanding warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3, 2020 Offering, the June 30, 2020 Offering, the October 2020 Offering, the February 2021 Underwritten Offering, the February 2021 Registered Direct Offering and the 2024 Rights Offering, are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders.

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

As a publicly traded company, we have incurred and will continue to incur significant additional legal, accounting and other expenses compared to historical levels. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and the rules and regulations of the SEC and the Nasdaq Capital Market, have created uncertainty for public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to continue to increase our legal and financial compliance costs substantially and lead to diversion of management time and attention from revenue-generating activities.

We are an “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our ordinary shares less attractive to investors.

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). We may remain a smaller reporting company until we have a non-affiliate public float of at least $250 million and annual revenues of at least $100 million or a non-affiliate public float of at least $700 million, each as determined on an annual basis. For so long as we remain a smaller reporting company, we are permitted to take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

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

If our shareholders do not approve the disapplication of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting) will continue to apply only until January 26, 2026. This would limit us to having the ability to issue for cash only 759,854 ordinary shares (or rights to acquire such shares), based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of August 9, 2024 (excluding the increase in authorized share capital that was approved at the 2023 Annual Meeting), up to January 26, 2026. Furthermore, absent shareholder approval of the disapplication of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2023 Annual Meeting that we propose to issue for cash will first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis, similar to the 2024 Rights Offering. As a result of this limitation, we are currently severely limited in the amount of ordinary shares we may sell for cash in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering, similar to the 2024 Rights Offering. Furthermore, while the statutory pre-emption right applies only to share issuances for cash consideration and it does not apply where we issue shares for non-cash consideration (such as in a share exchange transaction or in any transaction in which property other than cash is received by us in payment for shares), any such transaction would likely be time-consuming and complex to execute. While we are once again seeking approval of our shareholders to disapply the statutory pre-emption rights generally at an extraordinary general meeting of the shareholders, there is no guarantee that such approval will be forthcoming. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights at a future general meeting of the shareholders, we will continue to be limited in the amount of ordinary shares we may sell for cash in any capital raising transaction without first offering those shares to all of our existing shareholders similar to the 2024 Rights Offering.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
10.1	Consulting Agreement dated May 29, 2024 between Iterum Therapeutics International Limited and Dr. Sailaja Puttagunta	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: August 14, 2024	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: August 14, 2024	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer