Form 10-Q
period 2024-09-30
Iterum Therapeutics plc
filed 2024-11-14
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 27,515,926 ordinary shares, $0.01 par value per share, outstanding.

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
•
the market opportunity for and the potential market acceptance of ORLYNVAH™ for uncomplicated urinary tract infections (uUTIs) caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options;
•
market acceptance of any product we successfully commercialize;
•
the pricing, coverage and reimbursement of our product candidates, if approved;
•
the implementation of our business model and strategic plans for our business and product candidates;
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
•
our strategic process to sell, license, or otherwise dispose of our rights to ORLYNVAH™ to maximize value for our stakeholders and the outcome, impact, effects and results of our pursuit of strategic alternatives, including the terms, timing, structure, value, benefits and costs of any strategic process and our ability to complete one at all; and
•
our ability to successfully prepare and implement commercialization plans for ORLYNVAH™ with a commercial partner or directly, including our ability to build and maintain a sales force and prepare for commercial launch of ORLYNVAH™, if we are unsuccessful at entering into or completing a strategic transaction.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ

ii

materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$13,406	$6,071
Short-term investments	1,096	17,859
Income taxes receivable	208	38
Prepaid expenses and other current assets	1,144	1,628
Total current assets	15,854	25,596
Property and equipment, net	30	51
Restricted cash	34	34
Other assets	6	578
Total assets	$15,924	$26,259
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$835	$4,996
Accrued expenses	3,492	7,761
Exchangeable notes	13,708	—
Other current liabilities	668	761
Total current liabilities	$18,703	$13,518
Exchangeable notes	—	11,453
Royalty-linked notes	8,728	7,503
Other liabilities	—	188
Total liabilities	$27,431	$32,662
Commitments and contingencies (Note 14)
Shareholders’ deficit
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued at September 30, 2024 and December 31, 2023	—	—
Ordinary shares, $0.01 par value per share: 80,000,000 shares authorized at September 30, 2024 and December 31, 2023, 22,705,994 shares issued at September 30, 2024; 13,499,003 shares issued at December 31, 2023	227	135
Additional paid-in capital	467,754	454,759
Accumulated deficit	(479,490)	(461,298)
Accumulated other comprehensive income	2	1
Total shareholders' deficit	(11,507)	(6,403)
Total liabilities and shareholders’ deficit	$15,924	$26,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$(3,107)	$(14,852)	$(9,159)	$(30,248)
General and administrative	(1,780)	(1,833)	(5,867)	(5,789)
Total operating expenses	(4,887)	(16,685)	(15,026)	(36,037)
Operating loss	(4,887)	(16,685)	(15,026)	(36,037)
Interest expense, net	(590)	(300)	(1,648)	(1,023)
Adjustments to fair value of derivatives	(433)	13,199	(1,226)	11,361
Other (expense) / income, net	(48)	70	(77)	161
Total other (expense) / income	(1,071)	12,969	(2,951)	10,499
Loss before income taxes	(5,958)	(3,716)	(17,977)	(25,538)
Income tax expense	(136)	(161)	(215)	(471)
Net loss	$(6,094)	$(3,877)	$(18,192)	$(26,009)
Net loss per share – basic and diluted	$(0.30)	$(0.30)	$(1.05)	$(2.02)
Weighted average ordinary shares outstanding – basic and diluted	20,044,270	13,039,437	17,352,918	12,888,869
Statements of Comprehensive Loss
Net loss	$(6,094)	$(3,877)	$(18,192)	$(26,009)
Other comprehensive income:
Unrealized gain on marketable securities	3	29	1	353
Comprehensive loss	$(6,091)	$(3,848)	$(18,191)	$(25,656)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,192)	$(26,009)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	23	23
Amortization of intangible asset	—	1,287
Share-based compensation expense	274	645
Interest on short-term investments	1	55
Lease termination adjustments	—	473
Amortization of debt discount and deferred financing costs	1,713	1,753
Interest on exchangeable notes - non-cash	542	615
Financing transaction costs included in financing activities	1,977	—
Adjustments to fair value of derivatives	1,226	(11,361)
Other	1,233	974
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,575)	(2,560)
Accounts payable	(4,161)	2,741
Accrued expenses	(4,270)	4,778
Income taxes	(4)	355
Other liabilities	(301)	(256)
Net cash used in operating activities	(22,514)	(26,487)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2)	(13)
Purchases of short-term investments	(12,390)	(36,002)
Proceeds from sale of short-term investments	29,500	45,828
Net cash provided by investing activities	17,108	9,813
Cash flows from financing activities:
Proceeds from issuance of ordinary shares, net of transaction costs	12,814	445
Net cash provided by financing activities	12,814	445
Effect of exchange rates on cash and cash equivalents	(73)	(47)
Net increase / (decrease) in cash, cash equivalents and restricted cash	7,335	(16,276)
Cash, cash equivalents and restricted cash, at beginning of period	6,105	21,126
Cash, cash equivalents and restricted cash, at end of period	$13,440	$4,850
Supplemental Disclosure of Cash Flow Information:
Income taxes paid - U.S.	$220	$120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Stockholders' Equity / (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at June 30, 2024	16,584,029	$166	$462,318	$(473,396)	$(1)	(10,913)
Issuance of ordinary shares, net	6,121,965	61	2,651	—	—	2,712
Issuance of warrants for ordinary shares, net	—	—	2,718	—	—	2,718
Share-based compensation expense	—	—	67	—	—	67
Net loss	—	—	—	(6,094)	—	(6,094)
Unrealized gain on available-for-sale securities	—	—	—	—	3	3
Balance at September 30, 2024	22,705,994	$227	$467,754	$(479,490)	$2	$(11,507)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2023	13,499,003	$135	$454,759	$(461,298)	$1	$(6,403)
Issuance of ordinary shares, net	9,177,847	92	9,974	—	—	10,066
Issuance of warrants for ordinary shares, net	—	—	2,718	—	—	2,718
Exercise of share options	29,144	—	29	—	—	29
Share-based compensation expense	—	—	274	—	—	274
Net loss	—	—	—	(18,192)	—	(18,192)
Unrealized gain on available-for-sale securities	—	—	—	—	1	1
Balance at September 30, 2024	22,705,994	$227	$467,754	$(479,490)	$2	$(11,507)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at June 30, 2023	13,028,403	$130	$452,084	$(445,059)	$(26)	$7,129
Issuance of ordinary shares, net	12,638	—	—	—	—	—
Share-based compensation expense	—	—	151	—	—	151
Net loss	—	—	—	(3,877)	—	(3,877)
Unrealized gain on available-for-sale securities	—	—	—	—	29	29
Balance at September 30, 2023	13,041,041	$130	$452,235	$(448,936)	$3	$3,432

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2022	12,598,641	$126	$451,150	$(422,927)	$(350)	$27,999
Issuance of ordinary shares, net	442,400	4	440	—	—	444
Share-based compensation expense	—	—	645	—	—	645
Net loss	—	—	—	(26,009)	—	(26,009)
Unrealized gain on available-for-sale securities	—	—	—	—	353	353
Balance at September 30, 2023	13,041,041	$130	$452,235	$(448,936)	$3	$3,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

1. Basis of Presentation

Description of Business

Iterum Therapeutics plc (the Company) was incorporated under the laws of the Republic of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. The Company maintains its registered office at Fitzwilliam Court, 1st Floor, Leeson Close, Dublin 2, Ireland. The Company commenced operations in November 2015. The Company licensed global rights to its novel anti-infective compound, sulopenem, from Pfizer Inc. (Pfizer). The Company is focused on delivering differentiated anti-infectives aimed at combating the global crisis of multi-drug resistant pathogens to significantly improve the lives of people affected by serious and life-threatening diseases around the world. The Company is advancing the development of its first compound, sulopenem, a novel penem anti-infective compound, with an oral formulation and IV formulation.

Liquidity and Going Concern

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with Silicon Valley Bank (SVB) including the Paycheck Protection Program loan (PPP loan), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement (Private Placement) and subsequent rights offering (the 2020 Rights Offering) pursuant to which its wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold approximately $51.8 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities), which Securities were sold in units consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs (the Units). The Company has not generated any product revenue. The Company is subject to risks and uncertainties common to early-stage companies in the pharmaceutical industry, including, but not limited to, the ability to secure additional capital to fund operations, failure to successfully develop and commercialize its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations.

Even with receipt of FDA approval, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries.

The Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which the Company registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that the Company may determine. On October 7, 2022, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which the Company may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415 (a)(4) promulgated under the Securities Act of 1933, as amended (the "Sales Agreement").

On August 9, 2024, the Company completed a rights offering (the 2024 Rights Offering) in which it sold an aggregate of 6,121,965 units ("Units") at a subscription price of $1.21 per whole Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (the "1-year warrants") and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the "5-year warrants" and, together with the 1-year warrants, the “warrants”). The Company's net proceeds from the 2024 Rights Offering, after deducting placement agent fees and other offering expenses payable by the Company, were approximately $5.4 million. The warrants are exercisable upon issuance at a price of $1.21 per ordinary share. The 1-year warrants expire on August 9, 2025 and the 5-year warrants expire on August 9, 2029.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan (both of which have been repaid), payments received under the CARB-X program and proceeds of the Private Placement and 2020 Rights Offering. The Company has incurred operating losses since inception, including net losses of $18,192 and $26,009 for the nine months ended September 30, 2024 and

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

2023, respectively, and a net loss of $38,371 for the year ended December 31, 2023. The Company had an accumulated deficit of $479,490 as of September 30, 2024 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements. Based on its available cash, cash equivalents and short-term investments, including amounts raised subsequent to the period-end under the "at-the market"agreement (see Note 16 – Subsequent Events), the Company does not have cash on hand to fund its current operations and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

The Company plans to address this condition by raising funding through the possible sale of the Company’s equity or debt through public or private equity financings. Although management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. In addition, in parallel, the Company is evaluating its corporate, strategic, financial and financing alternatives, with the goal of maximizing value for its stakeholders. These alternatives could potentially include the licensing, sale or divestiture of the Company’s assets or proprietary technologies or another strategic transaction involving the Company. The evaluation of corporate, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2024, and results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023 have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of expenses during the reporting period and the assessment of the Company’s ability to continue as a going concern. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of the RLNs. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ materially from those estimates.

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

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is $17 as of September 30, 2024 relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) from the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 as of September 30, 2024 relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) from the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 as of September 30, 2024 relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). These restricted cash amounts are unchanged from December 31, 2023. On the closing date of each of the registered direct offerings in June 2020 (June 3 Offering) and July 2020 (June 30 Offering) and the underwritten offering in the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

	Three and Nine Months Ended
	September 30, 2024	September 30, 2023
Options to purchase ordinary shares	913,988	1,108,988
Unvested restricted share units	—	33,965
Warrants	9,663,125	480,186
Exchangeable Notes	2,541,786	1,404,721
Total	13,118,899	3,027,860

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The distribution of total operating expenses by geographical area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expenses	2024	2023	2024	2023
Ireland	$4,072	$15,201	$11,602	$31,754
U.S.	815	1,484	3,390	4,260
Bermuda	—	—	34	23
Total	$4,887	$16,685	$15,026	$36,037

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	September 30, 2024	December 31, 2023
Ireland	$15	$342
U.S.	21	287
Total	$36	$629

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

September 30, 2024
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
U.S. Treasury bonds	$1,096	$—	$1,096	$—
	$1,096	$—	$1,096	$—

December 31, 2023
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$1,179	$—	$1,179	$—
Commercial paper	3,287	—	3,287	—
U.S. Treasury bonds	13,393	—	13,393	—
	$17,859	$—	$17,859	$—

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

The following table presents information about the Company’s Exchangeable Notes and RLNs and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

September 30, 2024	Book	Approximate
Short-term Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Exchangeable note	$13,708	$13,744	$—	$13,744	$—
Total short-term liabilities	$13,708	$13,744	$—	$13,744	$—
Long-term Liabilities
Revenue Futures
Royalty-linked notes	8,728	8,728	—	—	8,728
Total long-term liabilities	$8,728	$8,728	$—	$—	$8,728

December 31, 2023	Book	Approximate
Long-term Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable note	$11,453	$11,645	$—	$11,645	$—
Revenue Futures
Royalty-linked notes	7,503	7,503	—	—	7,503
Total long-term liabilities	$18,956	$19,148	$—	$11,645	$7,503

The fair value of Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture), without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of September 30, 2024 consist of a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 10 – Royalty-Linked Notes).

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 175.2191 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $5.707 per ordinary share) as of September 30, 2024, which was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Beginning on January 21, 2021 to September 30, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2024 was $11,117. The fair value of the exchange option at September 30, 2024 was $0.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The RLN liability is carried at fair value on the condensed consolidated balance sheet (see Note 10 – Royalty-Linked Notes). The total fair value of $8,728 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (the RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 22%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Short-term Investments

The Company classifies its short-term investments as available-for-sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and as at quarter end consist of corporate bonds, commercial paper and U.S. Treasury bonds with maturities of more than three months at the date of purchase. Short-term investments as of September 30, 2024 have a weighted average maturity of 0.08 years. The investments are reported at fair value with unrealized gains or losses recorded in the condensed consolidated statements of operations and comprehensive loss. Any differences between the amortized cost and fair value of investments are represented by unrealized gains or losses. The fair value of corporate bonds, commercial paper and U.S. Treasury bonds are represented by Level 2 fair value measurements - quoted price for a similar asset, or other observable inputs such as interest rates or yield curves.

The following table represents the Company’s available for sale short-term investments by major security type as of September 30, 2024 and December 31, 2023:

September 30, 2024					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
U.S. Treasury bonds	$1,095	$1	$—	$1,096	$1,096	$—

December 31, 2023					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$1,179	$1	$—	$1,180	$1,180	$—
Commercial paper	3,288	—	(1)	3,287	3,287	—
U.S. Treasury bonds	13,391	3	(2)	13,392	13,392	—
Total	$17,858	$4	$(3)	$17,859	$17,859	$—

For the three and nine months ended September 30, 2024 and 2023, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in shareholders’ deficit.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2024	December 31, 2023
Prepaid insurance	$551	$472
Right of use assets, net	264	—
Other prepaid assets	213	89
Research and development tax credit receivable	66	195
Prepaid research and development expenses	50	872
Total	$1,144	$1,628

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

6. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	September 30, 2024	December 31, 2023
Leasehold improvements	$148	$148
Furniture and fixtures	120	120
Computer equipment	95	98
	363	366
Less: accumulated depreciation	(333)	(315)
	$30	$51

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $23 and $23, respectively. In addition, accumulated depreciation decreased by $5 due to the removal of fully depreciated computer equipment during the nine months ended September 30, 2024.

7. Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have remaining terms which range from 0.2 years to 0.8 years. The renewal option on one lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025. A Deed of Assignment was signed in August 2023 in relation to a commercial property lease and accordingly the related Right of Use asset and lease liability were derecognized. In September 2020, the Company entered into a sublease agreement for a commercial unit. This sublease agreement was assigned with the related lease in August 2023.

In November 2021, the Company entered into a 12-month lease, with a rolling extension, for office space, and in May 2022, the Company entered into a 6-month lease for office space, which was extended to November 2023, and elected not to apply the measurement and recognition requirements of ASC 842 to these short-term leases as any renewal term exercised or considered reasonably certain of exercise by the Company did not extend more than 12 months from the end of the previously determined lease term. In August 2023, the Company extended the lease agreements for a further nine months, with a rolling extension, and twelve months, respectively. While neither of the extended agreements extend more than 12 months from the end of the previously determined lease term, it is considered to be reasonably certain that these lease arrangements will be extended beyond a period of more than 12 months. Accordingly, the Company has applied the measurement and recognition requirements of ASC 842 to these lease arrangements. In September 2024, the Company notified the landlord of its intention to terminate the twelve month lease on November 30, 2024 and the related Right of Use asset and lease liability has accordingly been reduced.

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

All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $101 and $299 of operating lease costs for right-of-use assets during the three and nine months ended September 30, 2024, respectively, and $51 and $265 of operating lease costs for right-of-use assets during the three and nine months ended September 30, 2023, respectively. No rental expense on short-term leases was recognized during the three and nine months ended September 30, 2024, and $49 and $194 of rental expense was recognized on short-term leases during the three and nine months ended September 30, 2023, respectively. No sublease income was recognized during the three and nine months ended September 30, 2024 and $48 and $199 of sublease income was recognized during the three and nine months ended September 30, 2023, respectively.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for operating lease liabilities	$101	$52	$301	$256

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term	0.73 years	1.46 years
Weighted-average discount rate	12.9%	12.9%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term ("Prepaid expenses and other current assets" and “Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	September 30, 2024	December 31, 2023
Prepaid expenses and other current assets	$264	$—
Other assets	—	549
Total lease assets	$264	$549

Other current liabilities	$268	$365
Other liabilities	—	188
Total lease liabilities	$268	$553

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2024 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended September 30,
2025	$279
2026	—
2027	—
2028	—
2029	—
Thereafter	—
$279
Less imputed interest	(11)
Total lease liabilities	$268

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Accrued payroll and bonus expenses	$1,770	$2,742
Accrued manufacturing expenses	1,484	71
Accrued other expenses	111	76
Accrued professional fees	108	37
Accrued clinical trial costs	19	4,835
Total	$3,492	$7,761

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

2025 Exchangeable Notes

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, the Company completed a rights offering (the 2020 Rights Offering) pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.5 aggregate principal amount of RLNs, to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit.

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 175.2191 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $5.707 per ordinary share) as of September 30, 2024, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to September 30, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have completed a non-cash exchange of their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2024 was $11,117.

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

The fair value of the derivative liability related to the Private Placement on January 21, 2020 was $27,038, and the fair value of the derivative liability related to the 2020 Rights Offering on September 8, 2020 was $82, both of which were recorded as a reduction to the book value of the host debt contract. This debt discount is being amortized to interest expense over the term of the debt using the effective interest method. Transaction costs amounting to $2,848 were allocated to the exchange option. These costs were reflected in financing transaction costs in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. Transaction costs amounting to $2,814 were allocated to the debt host and capitalized in the host debt book value.

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

The Company recognized $181 and $542 of interest expense related to the Exchangeable Notes during the three and nine months ended September 30, 2024, respectively, and $205 and $615 of interest expense related to the Exchangeable Notes during the three and nine months ended September 30, 2023, respectively. The Company recognized $575 and $1,713 related to the amortization of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2024, respectively, and $591 and $1,753 related to the amortization of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2023, respectively. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss. The balance of the Exchangeable Notes as of September 30, 2024 is as follows:

	September 30, 2024
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$6,397
September 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	34
Conversion of $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(40,691)	(3,071)
2025 Exchangeable Notes, net	11,117	3,360
Unamortized discount and debt issuance costs	(769)	—
2025 Exchangeable Notes, net	$10,348	$3,360

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 10 – Royalty-Linked Notes), as of September 30, 2024, for the following five fiscal years and thereafter were as follows:

Year Ending September 30,
2025	$11,117
2026	—
2027	—
2028	—
2029	—
Thereafter	104
Total	$11,221

10. Royalty-Linked Notes

Liability Related to Sale of Future Royalties

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. On September 8, 2020, as part of the 2020 Rights Offering, the Company issued 11,000 RLNs to existing shareholders. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company receives approval from the U.S. Food and Drug Administration (FDA) for one or more specified sulopenem products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN, has not been paid as of the end date on December 31, 2045 (or December 31, 2025, in the event that the Company has not yet received FDA approval with respect to one or more specified sulopenem products by such date), Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the RLN Indenture (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The RLNs will be redeemable at the Company’s option, subject to the terms of the RLN Indenture.

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

The balance of the RLNs at each reporting date is as follows:

September 30, 2024
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the 2020 Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(5,979)
Total liability related to the sale of future royalties at June 30, 2024	$8,728
Current Portion	—
Long-term Portion	$8,728

December 31, 2023
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the 2020 Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(7,204)
Total liability related to the sale of future royalties at December 31, 2023	$7,503
Current Portion	—
Long-term Portion	$7,503

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

Ordinary Shares

On August 9, 2024, the Company completed a rights offering (2024 Rights Offering) in which it sold an aggregate of 6,121,965 units ("Units") at a subscription price of $1.21 per whole Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance ("1-year warrants") and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance ("5-year warrants" and, together with the 1-year warrants, the “warrants”). Aggregate gross proceeds to the Company's from the 2024 Rights Offering were $7.4 million and net proceeds were $5.4 million after deducting fees payable to the placement agent fees and other offering expenses payable by the Company.

At the Company’s annual general meeting of shareholders on May 3, 2023, the Company’s shareholders approved an increase of 60,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 80,000,000 ordinary shares of $0.01 par value each as of September 30, 2024. The holders of ordinary shares are entitled to one vote for each share held. There are no redemption or sinking fund provisions with respect to the authorized ordinary shares.

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

On October 7, 2022, the Company entered into an “at the market offering” agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which the Company may offer and sell ordinary shares, nominal

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415 (a)(4) promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2024, the Company sold 3,055,882 ordinary shares under the “at the market” agreement at an average price of $2.49 per share for net proceeds of $7.4 million.

Beginning on January 21, 2021 to September 30, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2024 was $11,117.

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028. No warrants had been exercised as of September 30, 2024.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of September 30, 2024.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per ordinary share and will expire on June 30, 2025. As of September 30, 2024, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of September 30, 2024, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the February 2021 Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of September 30, 2024, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of September 30, 2024.

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of September 30, 2024.

In connection with the 2024 Rights Offering, which closed on August 9, 2024, the Company issued and sold 1-year warrants to purchase up to 3,060,982 ordinary shares and 5-year warrants to purchase up to 6,121,965 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.21 per ordinary share and will expire on August 9, 2025 and August 9, 2029, respectively. No warrants had been exercised as of September 30, 2024.

The Company has classified the warrants as equity in accordance with ASC 815. Accordingly, the proceeds were allocated between ordinary shares, the 1-year warrants and the 5-year warrants based on the relative fair value of the individual components. The fair value of the warrants were determined using a Black-Scholes option pricing model and the ordinary shares based on the closing date share price and were recorded in additional paid-in capital within shareholders' deficit on the condensed consolidated balance sheets. The following assumptions were used in the Black-Scholes option pricing model:

	August 9, 2024
	1-year warrants	5-year warrants
Volatility	109%	109%
Expected term in years	1.00	5.00
Dividend rate	0%	0%
Risk-free interest rate	4.50%	3.80%
Share price	$1.18	$1.18
Strike price	$1.21	$1.21
Fair value of warrants issued	$0.50	$0.94

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of September 30, 2024. The Company’s Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares in issue as of September 30, 2024 or December 31, 2023.

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

The Company did not grant any share options to employees and directors during the nine months ended September 30, 2024 and 857,500 share options were granted to employees during the nine months ended September 30, 2023. There were 398,824 and 939,290 unvested employee and director share options outstanding as of September 30, 2024 and September 30, 2023, respectively. Total expense recognized related to employee share options was $68 and $279 for the three and nine months ended September 30, 2024, respectively, and $123 and $344 for the three and nine months ended September 30, 2023, respectively. Total unamortized compensation expense related to employee share options was $364 and $1,124 as of September 30, 2024 and September 30, 2023, respectively, which is expected to be recognized over a remaining weighted average vesting period of 1.49 years and 2.33 years as of September 30, 2024 and September 30, 2023, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

Nine Months Ended
September 30, 2023
Volatility	100%
Expected term in years	6.00 - 6.25
Dividend rate	0%
Risk-free interest rate	3.55% - 3.67%
Share price	$1.00 - $1.04
Fair value of option on grant date	$0.80 - $0.84

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table summarizes total share option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2023	984,155	124,833	1,108,988
Granted	—	—	—
Exercised	(29,144)	—	(29,144)
Forfeited	(45,856)	(120,000)	(165,856)
Options outstanding September 30, 2024	909,155	4,833	913,988

The following table summarizes the number of options outstanding and the weighted-average exercise price as of September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2023	1,108,988	$2.73	8.94	$832
Granted	—
Exercised	(29,144)	$1.00
Forfeited	(165,856)	$5.54
Options outstanding September 30, 2024	913,988	$2.28	8.31	$70
Exercisable at September 30, 2024	515,164	$3.17	8.18	$35

Restricted Share Units (RSUs)

The Company did not grant any RSUs to employees and directors during the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of Company plans:

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2023	—	16,666	16,666
Granted	—	—	—
Shares vested	—	—	—
Forfeited	—	(16,666)	(16,666)
RSUs outstanding September 30, 2024	—	—	—

The table below shows the number of RSUs outstanding covering an equal number of the Company’s ordinary shares and the weighted-average grant date fair value of the RSUs outstanding as of September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2023	16,666	$7.26
Granted	—
Shares vested	—
Forfeited	(16,666)	$7.26
RSUs outstanding September 30, 2024	—

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for employees under the 2018 Plan and four years for employees under the 2021 Inducement Plan. No amount was recognized relating to the RSUs for the three months ended September 30, 2024 and total benefit recognized related to the RSUs was $5 for the nine months ended September 30, 2024, and total expense recognized related to the RSUs was $19 and $301 for the three and nine months ended September 30, 2023, respectively. There was no unamortized compensation expense related to the RSUs as of September 30, 2024 and total unamortized expense related to the RSUs was $131 as of September 30, 2023, which was expected to be recognized over a remaining average vesting period of 2.17 years as of September 30, 2023.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$25	$96	$147	$315
General and administrative expense	43	46	127	330

There was a total of $364 and $1,255 unamortized share-based compensation expense for options and RSUs as of September 30, 2024 and September 30, 2023, respectively, which is expected to be recognized over a remaining average vesting period of 1.49 years and 2.32 years as of September 30, 2024 and September 30, 2023, respectively.

13. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. The Company recorded an income tax expense of $136 and $215, for the three and nine months ended September 30, 2024, respectively and $161 and $471, for the three and nine months ended September 30, 2023, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $44,057 and $41,525, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

14. Commitments and Contingencies

License Agreement

On November 18, 2015, the Company and Iterum Therapeutics International Limited (ITIL), a wholly owned subsidiary of the Company, entered into a license agreement with Pfizer for the worldwide exclusive rights to research, develop, manufacture and commercialize sulopenem (the Pfizer License).

Under the Pfizer License, ITIL agreed to make certain regulatory and sales milestone payments, including a regulatory milestone payment of $20 million to Pfizer upon approval of oral sulopenem for commercial sale in the United States by the FDA. The Company deferred this payment for a two-year period, at an annual rate of eight percent on a daily compounded basis until paid in full, as was permitted pursuant to the terms of the Pfizer License. See Note 16 – Subsequent Events.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Royalty-Linked Notes

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. On September 8, 2020, as part of the 2020 Rights Offering, the Company issued 11,000 RLNs to existing shareholders. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company receives FDA approval for one or more specified sulopenem products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN, has not been paid as of the end date on December 31, 2045 (or December 31, 2025, in the event that the Company has not yet received FDA approval with respect to one or more specified sulopenem products by such date), Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the RLN Indenture (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The RLNs will be redeemable at the Company’s option, subject to the terms of the RLN Indenture.

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

15. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of September 30, 2024, $11,117 aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding.

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

16. Subsequent Events

Regulatory Milestone Payment

On November 18, 2015, the Company and Iterum Therapeutics International Limited (ITIL), a wholly owned subsidiary of the Company, entered into a license agreement with Pfizer for the worldwide exclusive rights to research, develop, manufacture and commercialize sulopenem (the Pfizer License). Under the Pfizer License, ITIL agreed to make certain regulatory and sales milestone

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

payments, including a regulatory milestone payment of $20 million to Pfizer upon approval of oral sulopenem for commercial sale in the United States by the FDA. On October 25, 2024, the Company received FDA approval for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women who have limited or no alternative oral antibacterial treatment options. On October 28, 2024, the Company notified Pfizer that it was electing to defer payment of the milestone payment for two years, or until October 25, 2026 (the Deferral Period), and delivered a promissory note (the Note) issued by ITIL in the amount of the milestone payment to Pfizer, as permitted pursuant to the terms of the Pfizer License.

The Note bears interest at an annual rate of eight percent (8%) on a daily compounded basis until paid in full and matures on October 25, 2026. ITIL has the right to prepay the unpaid principal balance of the Note together with accrued and unpaid interest at any time without premium or penalty. Pursuant to the terms of the Note, ITIL may (i) assign the Note to an affiliate of ITIL; (ii) designate one of its affiliates to perform its obligations thereunder; or (iii) assign the Note in the event of a change of control, provided that in the case of clauses (i) and (ii) ITIL is not relieved of any liability thereunder. Pursuant to the terms of the Pfizer License, if a change of control of ITIL or the Company occurs during the Deferral Period, Pfizer may, in its sole discretion and at its sole option, declare the Milestone Payment to be immediately due and payable together with all interest accrued under the Note. The Company has guaranteed all of the amounts payable by ITIL under the terms of the Pfizer License, including the amounts owed under the Note, pursuant to the guarantee entered into by ITIL, the Company and Pfizer on November 18, 2015 in connection with the Pfizer License

On October 25, 2024, the Company received FDA approval for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women who have limited or no alternative oral antibacterial treatment options. On October 28, 2024, the Company notified Pfizer that it was electing to defer payment of the milestone payment for two years, or until October 25, 2026 (the Deferral Period), and delivered the Note to Pfizer.

Equity Offerings

Subsequent to September 30, 2024, through November 4, 2024, the Company sold 4.5 million ordinary shares under the Sales Agreement, with HC Wainwright as agent, at an average price of $1.55 per share for net proceeds of $6.7 million.

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

Overview

We are focused on delivering differentiated anti-infectives aimed at combating the global crisis of multi-drug resistant pathogens to significantly improve the lives of people affected by serious and life-threatening diseases around the world. We are advancing the development of our first compound, sulopenem, ca novel penem anti-infective compound, with an oral formulation and IV formulation. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have also developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to herein as ORLYNVAH™. We believe that IV sulopenem and ORLYNVAH™ have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics.

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program which included: a Phase 3 uncomplicated urinary tract infection (uUTI) clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing ORLYNVAH™ to oral ciprofloxacin in women with uUTI, a Phase 3 complicated urinary tract infection (cUTI) clinical trial known as SURE 2, comparing IV sulopenem followed by ORLYNVAH™ to IV ertapenem followed by oral ciprofloxacin in adults with cUTI and a Phase 3 complicated intra-abdominal infection (cIAI) clinical trial known as SURE 3, comparing IV sulopenem followed by ORLYNVAH™ to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. We designed one Phase 3 clinical trial in each indication based on our end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and feedback from the European Medicines Agency (EMA). We conducted the Phase 3 clinical trials under Special Protocol Assessment (SPA) agreements from the FDA. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to ORLYNVAH™ arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-New Drug Application (NDA) meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for ORLYNVAH™ for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of ORLYNVAH™ for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for ORLYNVAH™ for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study was designed as a non-inferiority trial comparing ORLYNVAH™ and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for ORLYNVAH™. We resubmitted our NDA to the FDA for ORLYNVAH™ for the treatment of uUTIs in April 2024. In May 2024, we received a notice from the FDA acknowledging receipt of the resubmission of the NDA and indicating that the FDA deemed our NDA resubmission to be a Class II complete response under the Prescription Drug User Fee Act (PDUFA), which has a six-month review period from the date of resubmission. On October 25, 2024, we received approval from the FDA of our NDA for ORLYNVAH™ for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options by the FDA.

Going Concern

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of ORLYNVAH™ and sulopenem. As of September 30, 2024, we had an accumulated deficit of $479.5 million. In the event our strategic process to sell, license, or otherwise dispose of our rights to sulopenem does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting, which we expect would result in significant expenses being incurred by the Company in the future. Additionally, principal and interest on the outstanding Exchangeable Notes become due on January 31, 2025. We may also incur expenses in connection with the further clinical development of IV sulopenem and the clinical development of ORLYNVAH™ and sulopenem in additional indications, the establishment of additional sources for the manufacture of sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.

As a result, we will require additional capital to fund our operations, to continue to develop our sulopenem program and to execute our strategy. Until such time as we can obtain marketing approval for ORLYNVAH™, sulopenem or any future product candidate and generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. However, we may be unable to obtain such financing when needed or on acceptable terms.

Because of the numerous risks and uncertainties associated with commercialization of pharmaceuticals, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan or significantly delay, scale back or discontinue the development of our sulopenem program and commercialization of ORLYNVAH™ for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options by the FDA. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $14.5 million. Based on our available cash resources we do not believe that our existing cash, cash equivalents and short-term investments, including proceeds received from the exercise of certain warrants and amounts raised under the "at-the-market” agreement with HC Wainwright as agent subsequent to the period-end (see Note 16 – Subsequent Events), will enable us to fund our operating expenses for the next 12 months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to complete additional public or private financings of debt or equity. Although management intends to pursue plans to obtain additional funding to finance its operations, and we have successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

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

In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. This would result in a significant increase in payroll and other expenses to support commercial operations.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our operating loss and loss before income taxes for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended
	September 30,
	2024	2023	Change
Operating expenses:
Research and development	$(3,107)	$(14,852)	$11,745
General and administrative	(1,780)	(1,833)	53
Total operating expenses	(4,887)	(16,685)	11,798
Operating loss	(4,887)	(16,685)	11,798
Total other expense, net	(1,071)	12,969	(14,040)
Loss before income taxes	$(5,958)	$(3,716)	$(2,242)

Research and Development Expenses (in thousands)

	Three Months Ended
	September 30,
	2024	2023	Change
CRO and other preclinical and clinical trial expenses	$464	$12,427	$(11,963)
Personnel related (including share-based compensation)	425	983	(558)
Chemistry, manufacturing and control (CMC) related expenses	1,516	1,051	465
Consulting fees	702	391	311
Total research and development expenses	$3,107	$14,852	$(11,745)

The decrease in CRO and other preclinical and clinical trial expenses of $12.0 million was primarily due to higher costs incurred in 2023 to support our REASSURE trial, which began enrollment in October 2022 and completed enrollment in October 2023. Personnel related costs decreased by $0.6 million primarily due to lower headcount, recognition of a research and development tax credit and a decrease in share-based compensation expense. Personnel related costs for the three months ended September 30, 2024 and 2023 included share-based compensation expense of $0.0 million and $0.1 million, respectively. CMC related expenses increased by $0.5 million primarily as a result of manufacturing of API, partially offset by lower facilities rent. The increase in consulting fees of $0.3 million was due to an increase in the use of consultants in connection with the resubmission of our NDA for ORLYNVAH™.

General and Administrative Expenses (in thousands)

	Three Months Ended
	September 30,
	2024	2023	Change
Personnel related (including share-based compensation)	$814	$958	$(144)
Facility related and other	487	555	(68)
Professional and consulting fees	479	320	159
Total general and administrative expenses	$1,780	$1,833	$(53)

Personnel related costs decreased by $0.1 million as a result of a decrease in accrued bonuses payable. Personnel related costs for the three months ended September 30, 2024 and 2023 included share-based compensation expense of $0.0 million and $0.0 million, respectively. Facility related and other costs decreased by $0.1 million primarily as a result of a decrease in insurance costs. Professional and consulting fees increased by $0.2 million primarily as a result of an increase in legal fees and shareholders meetings, printing and administrative costs associated with operating as a public company.

Total Other Expense, net

The following table summarizes our total other expense, net for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended
	September 30,
	2024	2023	Change
Interest expense, net	$(590)	$(300)	$(290)
Adjustments to fair value of derivatives	(433)	13,199	(13,632)
Other (expense) / income, net	(48)	70	(118)
Total other (expense) / income, net	$(1,071)	$12,969	$(14,040)

Interest Expense, Net

Interest expense, net increased by $0.3 million for the three months ended September 30, 2024 primarily as a result of a decrease in interest income on short-term investments and money market funds.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $0.4 million for the three months ended September 30, 2024. This non-cash adjustment primarily related to an increase in the fair value of the RLNs due to the passage of time.

Adjustments to the fair value of the derivative liability were $13.2 million for the three months ended September 30, 2023. This non-cash adjustment primarily related to a decrease in the fair value of the RLNs due to a reduction in management’s revenue forecast of U.S. oral sulopenem sales.

Other (Expense) / Income, Net

Other (expense) / income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit (which was terminated in August 2023). The decrease of $0.1 million is primarily related to a decrease in the sub-lease income.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our operating loss and loss before income taxes for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	September 30,
	2024	2023	Change
Operating expenses:
Research and development	$(9,159)	$(30,248)	$21,089
General and administrative	(5,867)	(5,789)	(78)
Total operating expenses	(15,026)	(36,037)	21,011
Operating loss	(15,026)	(36,037)	21,011
Total other expense, net	(2,951)	10,499	(13,450)
Loss before income taxes	$(17,977)	$(25,538)	$7,561

Research and Development Expenses (in thousands):

	Nine Months Ended
	September 30,
	2024	2023	Change
CRO and other preclinical and clinical trial expenses	$3,124	$24,010	$(20,886)
Personnel related (including share-based compensation)	1,953	2,884	(931)
Chemistry, manufacturing and control (CMC) related expenses	2,535	2,408	127
Consulting fees	1,547	946	601
Total research and development expenses	$9,159	$30,248	$(21,089)

The decrease in CRO and other preclinical and clinical trial expenses of $20.9 million was primarily due to higher costs incurred in 2023 to support our REASSURE trial, which began enrollment in October 2022 and completed enrollment in October 2023. Personnel related costs decreased by $0.9 million primarily as a result of lower headcount, recognition of a research and development tax credit and a decrease in share-based compensation expense. Personnel related costs for the nine months ended September 30, 2024 and 2023 included share-based compensation expense of $0.1 million and $0.3 million, respectively. CMC related expenses increased by $0.1 million primarily as a result of manufacturing of API, partially offset by lower facilities rent. Consulting fees of $1.5 million increased by $0.6 million primarily as a result of an increase in the use of consultants in connection with the resubmission of our NDA for ORLYNVAH™.

General and Administrative Expenses (in thousands):

	Nine Months Ended
	September 30,
	2024	2023	Change
Personnel related (including share-based compensation)	$2,474	$2,741	$(267)
Facility related and other	1,640	1,970	(330)
Professional and consulting fees	1,753	1,078	675
Total general and administrative expenses	$5,867	$5,789	$78

Personnel related costs decreased by $0.3 million primarily as a result of a decrease in accrued bonuses payable and a decrease in share-based compensation expense. Personnel related costs for the nine months ended September 30, 2024 and 2023 included share-based compensation expense of $0.1 million and $0.2 million, respectively. Facility related and other costs decreased by $0.3 million primarily as a result of a decrease in share-based compensation expense for directors and insurance costs. Facility related and other costs for the nine months ended September 30, 2024 and 2023 included share-based compensation expense of $0.0 million and $0.1 million, respectively, for directors. Professional and consulting fees increased by $0.7 million primarily as a result of an increase in legal fees and an increase in consultants used to support pre-commercial activities.

Total Other (Expense) / Income, Net

The following table summarizes our total other (expense) / income, net for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	September 30,
	2024	2023	Change
Interest expense, net	$(1,648)	$(1,023)	$(625)
Adjustments to fair value of derivatives	(1,226)	11,361	(12,587)
Other (expense) / income, net	(77)	161	(238)
Total other (expense) / income, net	$(2,951)	$10,499	$(13,450)

Interest Expense, Net

Interest expense, net increased by $0.6 million for the nine months ended September 30, 2024 primarily as a result of a decrease in interest income on short-term investments and money market funds.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $1.2 million for the nine months ended September 30, 2024. This non-cash adjustment primarily related to an increase in the fair value of the RLNs due to the passage of time.

Adjustments to the fair value of the derivative liability were $11.4 million for the nine months ended September 30, 2023. This non-cash adjustment primarily related to a decrease in the fair value of the RLNs due to a reduction in management’s revenue forecast of U.S. oral sulopenem sales.

Other (Expense) / Income, Net

Other (expense) / income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit (which was terminated in August 2023). The decrease of $0.2 million is primarily related to a decrease in the sub-lease income.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the private placement which closed in January 2020 (the Private Placement) and the subsequent rights offering (the 2020 Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through September 30, 2024, we had received cash proceeds of $198.3 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the 2020 Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering in June 2020 (June 3, 2020 Offering) and the registered direct offering in June 2020 (June 30, 2020 Offering) and $1.8 million from the exercise of warrants issued in the June 30, 2020 Offering, net proceeds of $15.5 million from the underwritten offering in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October 2020 Offering, net proceeds of $42.1 million from the underwritten offering in February 2021 (February 2021 Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February 2021 Underwritten Offering, net proceeds of $32.2 million from the registered direct offering in February 2021 (February 2021 Registered Direct Offering) and net proceeds of $5.4 million from the 2024 Rights Offering.

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 7, 2022, we entered into an “at the market offering” agreement (the Sales Agreement), with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the nine months ended September 30, 2024, we sold 3,055,882 ordinary shares under the Sales Agreement at an average price of $2.49 per share for net proceeds of $7.4 million, after deducting commissions to HC Wainwright of $0.2 million. See Note 16 – Subsequent Events for details of amounts raised subsequent to the period-end.

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $14.5 million.

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 175.2191 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately $5.7071 per ordinary share) as of September 30, 2024, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $15.00 per ordinary share), and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes will mature on January 31, 2025. Beginning on January 21, 2021 to September 30, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of September 30, 2024 was $11,117. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to either 15% or 20% of net revenues from U.S. sales of such products, depending on the indication approved by the FDA. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

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

2024 Rights Offering

On August 9, 2024, we completed the 2024 Rights Offering in which we sold an aggregate of 6,121,965 units (Units) at a subscription price of $1.21 per whole Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (1-year warrants) and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the 5-year warrants and, together with the 1-year warrants, the warrants). Our net proceeds from the 2024 Rights Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $5.4 million. The warrants are exercisable upon issuance at a price of $1.21 per ordinary share and the 1-year warrant will expire on August 9, 2025 and the 5-year warrants will expire on August 9, 2029.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	(22,514)	(26,487)
Net cash provided by investing activities	17,108	9,813
Net cash provided by financing activities	12,814	445
Effect of exchange rates on cash and cash equivalents	(73)	(47)
Net increase / (decrease) in cash, cash equivalents and restricted cash	$7,335	$(16,276)

Operating Activities

During the nine months ended September 30, 2024, operating activities used $22.5 million of cash, resulting from our net loss of $18.2 million and net cash used by changes in our operating assets and liabilities of $11.3 million consisting primarily of a decrease in accounts payable and accrued expenses, partially offset by net non-cash charges of $7.0 million.

During the nine months ended September 30, 2023, operating activities used $26.5 million of cash, resulting from our net loss of $26.0 million and net non-cash charges of $5.5 million, partially offset by net cash provided by changes in our operating assets and liabilities of $5.1 million consisting primarily of an increase in accounts payable and accrued expenses.

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities of $17.1 million was related to the proceeds from the sale of short-term investments of $29.5 million, partially offset by the purchase of short-term investments of $12.4 million.

During the nine months ended September 30, 2023, net cash provided by investing activities of $9.8 million was related to the proceeds from the sale of short-term investments of $45.8 million, partially offset by the purchase of short-term investments of $36.0 million.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities of $12.8 million was primarily related to net proceeds from the sale of ordinary shares pursuant to the Sales Agreement of $7.4 million and net proceeds from the sale of ordinary shares in the 2024 Rights Offering of $5.4 million.

During the nine months ended September 30, 2023, net cash provided by financing activities of $0.4 million was related to net proceeds from the sale of ordinary shares of $0.4 million pursuant to the Sales Agreement.

Funding Requirements

After receiving positive data from our REASSURE trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been renewed. In the event that our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we expect to continue to incur significant expenses and increasing operating losses as we prepare to commercialize ORLYNVAH™.

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $14.5 million. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash, cash equivalents and short-term investments, including net proceeds received subsequent to the period-end through November 4, 2024, from the sale of our ordinary shares under the “at-the market” agreement with HC Wainwright, will enable us to fund our operating expenses for the next 12 months from the date of this Quarterly Report on Form 10-Q. As such, we believe this condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

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
•
establish sales, marketing and distribution capabilities either directly or through a third-party, to commercialize ORLYNVAH™ in the United States;

•
establish sales, marketing and distribution capabilities either directly or through a third-party, to commercialize sulopenem in additional indications, and/or future product candidates in the United States, if we obtain marketing approval from the FDA;
•
establish manufacturing and supply chain capacity sufficient to provide commercial quantities of ORLYNVAH™ if we undertake commercialization activities;
•
establish manufacturing and supply chain capacity sufficient to provide commercial quantities of sulopenem in additional indications, and/or future product candidates, if we obtain marketing approval, and undertake commercialization activities;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the costs of commercialization activities for ORLYNVAH™, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
the costs of commercialization activities for ORLYNVAH™ and any other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
the receipt of revenue received from any potential commercial sales of ORLYNVAH™;
•
the receipt of marketing approval and revenue received from any potential commercial sales of ORLYNVAH™ or future product candidates;
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
•
the timing and costs of our clinical trials of our product candidates, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates;
•
the timing of regulatory filings, review and potential approval of any product candidates;
•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials of other potential product candidates and of our current product and product candidates in additional indications;
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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. The disruption and volatility in the global and domestic capital markets resulting from heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, including trade wars or civil or political unrest (such as the ongoing conflicts between Ukraine and Russia and Israel and Hamas) may increase the cost of capital and limit our ability to access capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The RLNs, the Exchangeable Notes and the investor rights agreement we entered into in connection with the Private Placement each impose operating and other restrictions on us. Such restrictions affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends, incur additional indebtedness, undergo a change of control and enter into certain collaborations, strategic alliances or other similar partnerships, among other things. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. In addition, as described above, we are evaluating our corporate, strategic, financial and financing alternatives, with the goal of maximizing value for our shareholders while prudently managing our remaining resources.

Contractual Obligations and Commitments

Under the Pfizer License, we have agreed to make certain regulatory and sales milestone payments, including a regulatory milestone payment of $20 million upon approval of oral sulopenem by the FDA. On October 25, 2024, the Company received FDA approval for ORLYNVAH™ for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women who have limited or no alternative oral antibacterial treatment options. On October 28, 2024, the Company notified Pfizer that it was electing to defer payment of the milestone payment for two years, or until October 25, 2026 (the Deferral Period), and delivered a promissory note (the Note) issued by ITIL in the amount of the milestone payment to Pfizer, as permitted pursuant to the terms of the Pfizer License.

The Note bears interest at an annual rate of eight percent (8%) on a daily compounded basis until paid in full and matures on October 25, 2026. ITIL has the right to prepay the unpaid principal balance of the Note together with accrued and unpaid interest at any time without premium or penalty. Pursuant to the terms of the Note, ITIL may (i) assign the Note to an affiliate of ITIL; (ii) designate one of its affiliates to perform its obligations thereunder; or (iii) assign the Note in the event of a change of control, provided that in the case of clauses (i) and (ii) ITIL is not relieved of any liability thereunder. Pursuant to the terms of the Pfizer License, if a change of control of ITIL or the Company occurs during the Deferral Period, Pfizer may, in its sole discretion and at its sole option, declare the Milestone Payment to be immediately due and payable together with all interest accrued under the Note. The Company has guaranteed all of the amounts payable by ITIL under the terms of the Pfizer License, including the amounts owed under the Note, pursuant to the guarantee entered into by ITIL, the Company and Pfizer on November 18, 2015 in connection with the Pfizer License.

We remain obligated to make a potential one-time payment related to sublicensing income that exceeds a certain threshold. We are also obligated to pay Pfizer sales milestones upon achievement of net sales ranging from $250.0 million to $1.0 billion for each product type, as well as royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

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

Our operating lease obligations primarily consist of payments for office space, which are described further in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Future contractual payments on operating lease obligations due within one year of September 30, 2024 are $0.2 million, and there were no future contractual payments on operating lease obligations due greater than one year from September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $14.5 million, consisting of cash, money market funds and U.S. treasury bills. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. An immediate interest rate increase of 100 basis points would result in a decrease of $0.01 million in the fair market value of our portfolio as of September 30, 2024. Such losses would only be realized if we sold the investments prior to maturity.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2024 and December 31, 2023, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the nine months ended September 30, 2024 and 2023 or for the year ended December 31, 2023. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our board of directors, after receiving positive data from our REASSURE clinical trial in January 2024, determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing stakeholder value. In connection with this strategic process, we have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been renewed.

Despite our plan to devote significant efforts to identify and evaluate potential strategic options, the process may not result in any definitive offer to consummate such a transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance shareholder value or deliver expected benefits. In the event that we are unable to raise sufficient capital to fund our operations while we evaluate our strategic options, and, if able, consummate a transaction, or identify a viable strategic option at all, our board of directors may determine that a liquidation and dissolution of our business approved by shareholders is the best method to seek to maximize shareholder value.

If we do not successfully identify a strategic option or, if such a strategic option is identified, consummate such a transaction, our board of directors may decide to pursue a liquidation and dissolution of our business. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic alternative for our business will result in a successfully consummated transaction. If we are unable to identify a viable strategic option or if such a transaction is not completed in a timely manner, or we are unable to raise sufficient capital to fund operations and to commercialize ORLYNVAH™, our board of directors may determine that a liquidation and dissolution of our business approved by shareholders is the best method to seek to maximize shareholder value. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic options.

In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of our business, we would be required under Irish company law (in addition to paying the costs of the liquidation) to pay our outstanding obligations, including those under our Exchangeable Notes and amounts owed to Pfizer, as well as to make reasonable provisions for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. As a result of this requirement, a portion of our assets may need to be reserved pending the satisfaction of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of our business. If a liquidation and dissolution are pursued, our board of directors, in consultation with its legal and financial advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.

Accordingly, holders of our ordinary shares and other securities could lose all or a significant portion of their investment in the event of a liquidation and dissolution of our company.

Risks Related to Our Financial Position and Capital Requirements

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2024, we had $14.5 million of cash, cash equivalents and short-term investments. Based on our available cash resources, including amounts raised subsequent to the period-end under an “at the market offering” agreement (the Sales Agreement) entered into on October 7, 2022, with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, we do not believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses for the next 12 months from the date of filing this Quarterly Report on Form 10-Q.

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

We have a limited operating history, have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of September 30, 2024, we had an accumulated deficit of $479.5 million, cash and cash equivalents of $13.4 million and short-term investments of $1.1 million. On October 25, 2024, we received approval of our New Drug Application (NDA) for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections (uUTIs) caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options by the U.S. Food and Drug Administration (FDA).

We have financed our operations to date primarily with the issuance of ordinary shares and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the 2020 Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) Exchangeable Notes; and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs and, together with the Exchangeable Notes, the Securities), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. On October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the period ended September 30, 2024, we sold 3,055,882 ordinary shares under the Sales Agreement at an average price of $2.49 per share for net proceeds of $7.4 million. As of

September 30, 2024, net proceeds of $16.2 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering and February 2021 Underwritten Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program.

Following receipt of the complete response letter from the FDA in relation to our NDA for oral sulopenem in July 2021 (the CRL), in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and limited spending to essential costs required in connection with the resubmission of the NDA. After receiving positive data from our clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE) comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been renewed. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we expect to continue to incur significant expenses and increasing operating losses as we prepare to commercialize ORLYNVAH™, seek marketing approval for other product candidates, if clinical trials are successful, and engage and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•
establish sales, marketing and distribution capabilities either directly or through a third-party, to commercialize ORLYNVAH™ in the United States;
•
establish sales, marketing and distribution capabilities either directly or through a third-party, to commercialize sulopenem in additional indications and/or any future product candidates in the United States, if we obtain marketing approval from the FDA;
•
establish manufacturing and supply chain capacity sufficient to provide commercial quantities of ORLYNVAH™ and undertake commercialization activities;
•
establish manufacturing and supply chain capacity sufficient to provide commercial quantities of sulopenem in additional indications and/or any future product candidates, if we obtain marketing approval, and undertake commercialization activities;
•
pursue the development of our sulopenem program in additional indications;
•
maintain, expand, defend and protect our intellectual property portfolio;
•
hire additional clinical, scientific and commercial personnel;
•
add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
•
acquire or in-license other product candidates or technologies; and
•
initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates.

We will require additional capital to fund our operations. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We are now focused on a strategic process to sell, license, or otherwise dispose of our rights to ORLYNVAH™ with the goal of maximizing stakeholder value and have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we expect to continue to incur significant expenses and increasing operating losses in connection with our ongoing activities including any expenses that may be incurred in preparation for the commercial launch of ORLYNVAH™. Additionally, principal and interest on the outstanding Exchangeable Notes become due on January 31, 2025.

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

In the event our strategic process does not result in any type of transaction, we expect that additional capital will be required as we incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution for ORLYNVAH™. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts, which would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy and we may be unable to continue as a going concern.

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the costs of commercialization activities for ORLYNVAH™ including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
the costs of commercialization activities for sulopenem and other product candidates, if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
the receipt of revenue received from any commercial sales of ORLYNVAH™;
•
the receipt of revenue received from any commercial sales of sulopenem and other product candidates, if we receive marketing approval;
•
the receipt of marketing approval and revenue received from any potential commercial sales of sulopenem;
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
•
the timing and costs of our clinical trials of our product candidates, including any clinical trials or non-clinical studies which may be required for regulatory approval of our product candidates;
•
the timing of regulatory filings;
•
the timing of regulatory review and potential approval of any product candidates;
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

These provisions could deter or prevent us from raising additional capital or entering into a strategic transaction to sell, license, or otherwise dispose of our rights to sulopenem. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy. Furthermore, our inability to consummate a strategic transaction to sell, license, or otherwise dispose of our rights to sulopenem could impact our ability to maximize shareholder value.

We are heavily dependent on the success of our sulopenem program, and our ability to successfully commercialize ORLYNVAH™ and to develop, obtain marketing approval for and successfully commercialize sulopenem. If we are unable to achieve and sustain profitability, the market value of our ordinary shares will likely decline.

Our ability to become and remain profitable depends on our ability to generate revenue. To date, we have invested substantially all of our efforts and financial resources in the development of ORLYNVAH™ and Isulopenem. Our prospects, including our ability to finance our operations and generate revenue from product sales, currently depend entirely on the development and commercialization of ORLYNVAH™. After receiving positive data from our REASSURE clinical trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been renewed. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem.

We do not expect to generate significant revenue unless and until we commercialize ORLYNVAH™ and obtain marketing approval for, and commercialize, sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. Our ability to generate future revenue from product sales will require us to be successful in a range of challenging clinical and commercial activities, including:

•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate commercial quantities of ORLYNVAH™, and that can support clinical development and provide adequate commercial quantities of sulopenem, if approved;
•
establishing sales, marketing and distribution capabilities either directly or through a third-party, to commercialize ORLYNVAH™ and/or sulopenem or entering into collaboration arrangements for the commercialization of ORLYNVAH™ and/or sulopenem where we choose not to commercialize directly ourselves;
•
obtaining market acceptance of ORLYNVAH™, and sulopenem, if approved, as viable treatment options;

•
enrolling and successfully completing any clinical trials that may be required for regulatory approval of additional product candidates;
•
applying for and obtaining marketing approval for sulopenem; and
•
protecting and maintaining our rights to our intellectual property portfolio related to our sulopenem program;

Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Our expenses could increase if we are required by the FDA, the European Medicines Agency (EMA), or any comparable foreign regulatory authority, to perform different studies or studies in addition to those currently expected or if there are any delays in completing such studies or with the development of our sulopenem program or any future product candidates. We anticipate that significant costs will be associated with the commercial launch of ORLYNVAH™ and/or sulopenem in additional indications, if approved for commercial sale. Where we enter into collaboration arrangements with third-party collaborators for commercialization of ORLYNVAH™ or other product candidates, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

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

The EN Indenture and the RLN Indenture each contain affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, incurring any indebtedness that is not permitted by the EN Indenture or amending the terms of any subordinated indebtedness, entering into strategic transactions or transferring any material assets and undergoing a change of control transaction (subject to certain exceptions, including in the case of a change of control transaction, a transaction in which each holder of an outstanding Exchangeable Note receives cash consideration of at least 300% of the outstanding principal amount of such Exchangeable Notes). For example, pursuant to the EN Indenture, we are required to obtain the consent of a portion of the holders of the Exchangeable Notes prior to entering into collaboration agreements, exclusive selling arrangements or similar partnerships including a definitive agreement for commercialization services in the United States. Failure to comply with these terms could result in an event of default which could lead, among other things, to an acceleration of amounts due under the EN Indenture and the obligation to pay default interest. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of the holders of 30% of the outstanding Exchangeable Notes, in the case of the EN Indenture, and 30% of the outstanding RLNs, in the case of the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case. In addition, the rate at which the Exchangeable Notes are exchangeable for our ordinary shares is subject to adjustment, including pursuant to anti-dilution protections. For example, following the closing of the 2024 Rights Offering on August 9, 2024, the exchange rate of the Exchangeable Notes increased and, effective as of August 15, 2024, the exchange price of the Exchangeable Notes was $5.7071 per ordinary share (at an adjusted exchange rate of 175.2191 shares per $1,000 of principal and interest on the Exchangeable Notes). As of August 9, 2024, $11.1 million aggregate principal amount of Exchangeable Notes remained outstanding.

Depending on the public offering prices, the number of shares that we sell pursuant to our Sales Agreement with HC Wainwright as agent and any potential increase to the exchange rate of the Exchangeable Notes, we may not have sufficient authorized share capital or share issuance authorities to convert all of the Exchangeable Notes into ordinary shares following any sales of shares pursuant to the Sales Agreement and could be required to settle any exchanges with cash to the extent we do not have available authorized shares. If we elect to settle any exchanges in cash, or we do not have authorized and available ordinary shares needed to satisfy physical exchange of the Exchangeable Notes, our liquidity could be adversely affected and/or we may not have sufficient cash available at that time to satisfy such cash settlement. In addition, in the event we elect to settle exchanges of Exchangeable Notes with ordinary shares, we would be limited in our ability to issue equity for other purposes which could adversely affect our shareholders and our ability to raise additional capital. During the nine months ended September 30, 2024, the Company sold 3,055,882 ordinary shares under the “at the market” agreement at an average price of $2.49 per share for net proceeds of $7.4 million.

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

Additionally, we may not be able to efficiently and cost effectively engage in equity-capital raising prior to January 31, 2025, when principal and interest on the outstanding Exchangeable Notes become due.

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

Holders of the Exchangeable Notes will have the right to require us to repurchase all or a portion of their Exchangeable Notes upon the occurrence of a fundamental change at specified repurchase prices. In addition, upon exchange of the Exchangeable Notes, unless we elect to deliver solely ordinary shares to settle such exchange (other than paying cash in lieu of delivering any fractional share), we would be required to make specified cash payments in respect of the Exchangeable Notes being exchanged. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Exchangeable Notes surrendered therefor or to pay cash with respect to Exchangeable Notes being exchanged. For example, while we expect that our current cash, cash equivalents and short-term investments, including amounts raised subsequent to the period-end under the Sales Agreement, will be sufficient to fund our operations into 2025, including through the repayment date of the Exchangeable Notes, we cannot guarantee the accuracy of our expectations regarding how far into the future our cash on hand will fund our ongoing operations. Our ability to repurchase or to pay cash upon exchange of the Exchangeable Notes may also be limited by law, regulatory authority, and future indebtedness.

Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the EN Indenture or to pay cash upon exchange of the Exchangeable Notes as required by the EN Indenture would constitute a default under the EN Indenture. A default under the EN Indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and any accrued and unpaid interest and repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes. As of September 30, 2024, $11.1 million aggregate principal amount of Exchangeable Notes remained outstanding.

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

While we received approval for ORLYNVAH™ for the treatment of uUTIs caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women who have limited or no alternative oral antibacterial treatment options, due to a variety of factors, including those described in this “Risk Factors” section, we may nonetheless be delayed in obtaining or ultimately be unable to obtain FDA approval for sulopenem in additional indications or for any other product or to successfully commercialize ORLYNVAH™.

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

Risks Related to Product Development and Commercialization

In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Should we seek to commercialize ORLYNVAH™, we are heavily dependent on the success of ORLYNVAH™, which the FDA has approved for the treatment of uncomplicated urinary tract infections (uUTIs) caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options. Any failure to successfully commercialize ORLYNVAH™ or inability to obtain marketing approval for any other product candidates, or significant delays in doing so, will materially harm our business.

We have invested a significant portion of our efforts and financial resources in the development of ORLYNVAH™. After receiving positive data from our REASSURE clinical trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been renewed. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. There remains a significant risk that we may fail to successfully commercialize ORLYNVAH™.

Our ability to generate meaningful product revenues depends heavily on the successful commercialization of ORLYNVAH™ and our obtaining marketing approval for sulopenem in additional indications and other product candidates. The success of ORLYNVAH™ and, any other approved products, will depend on a number of factors, including the following:

•
establishing and maintaining arrangements with third-party manufacturers for commercial supply and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;

•
receipt of marketing approval from the FDA and/or other comparable foreign regulatory authority for other product candidates;
•
maintaining an effective sales and marketing organization to successfully generate recurring sales of ORLYNVAH™;
•
acceptance of ORLYNVAH™ by patients, the medical community and third-party payors, including hospital formularies;
•
achieving approval of favorable prescribing information;
•
effectively competing with other therapies;
•
maintaining a continued acceptable safety profile of ORLYNVAH™;
•
securing contracts to allow ORLYNVAH™ to be paid for by private and public health insurance plans;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•
protecting our rights in our intellectual property portfolio; and
•
obtaining and maintaining adequate distribution levels of ORLYNVAH™ at all appropriate trade channels.

Successful development of ORLYNVAH™ and sulopenem for the treatment of additional indications, if any, or for use in other patient populations and our ability to broaden the label for ORLYNVAH™ will depend on similar factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize ORLYNVAH™ for uUTI or for any other indication, which would materially harm our business.

If clinical trials of sulopenem or any other product candidate that we may advance to clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or comparable foreign regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of sulopenem or any other product candidate.

While we received marketing approval from the FDA for ORLYNVAH™ for the treatment of uUTIs caused by the certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment option, we may not commercialize, market, promote, or sell ORLYNVAH™ for any additional indications or any other product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the EMA, and we may never receive such approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. While we received an approval for ORLYNVAH™ from the FDA in October 2024, we have not submitted an NDA to the FDA for any of our other product candidates or any similar applications to comparable foreign regulatory authorities for ORLYNVAH™ or any of our product candidates.

Our business currently heavily depends on the successful development, regulatory approval and commercialization of our sulopenem program. The continued clinical development of our sulopenem program, or any future product candidates, is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier non-clinical studies or clinical trials. The results of preclinical and other non-clinical studies and/or early clinical trials of our product candidates or future product candidates may not be predictive of the results of later-stage clinical trials and interim results of a clinical trial do not necessarily predict final results. Notwithstanding any promising results in early non-clinical studies or clinical trials, we cannot be certain that we will not face similar setbacks.

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, while we ultimately received approval for ORLYNVAH™ (oral sulopenem) for the treatment of uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and we commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study is designed as a non-inferiority trial comparing oral sulopenem and

Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that sulopenem met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s). We have also completed the additional non-clinical PK/PD investigations, as recommended by the FDA, which we believe support the dosing regimen selected for oral sulopenem. We resubmitted our NDA to the FDA in April 2024 and received approval for ORLYNVAH™ for the treatment of uncomplicated uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options from the FDA in October 2024.

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

We may encounter unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for sulopenem in additional indications or any of our other product candidates, including:

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

If we are required to conduct additional clinical trials or other testing of any product candidate beyond the clinical trials and testing that we contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these clinical trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with any product candidate, we may:

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. While we successfully completed the REASSURE clinical trial, we may not be able to initiate and/or continue or complete other clinical trials for any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot assure our shareholders that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our sulopenem program in any additional indications.

Although we obtained approval from the FDA for ORLYNVAH™ for the treatment of uncomplicated urinary tract infections (uUTIs) caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women who have limited or no alternative oral antibacterial treatment options on October 25, 2024, we believe that oral sulopenem and sulopenem also have the potential to treat cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials. However, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators in those additional indications. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI.

Other companies in the pharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials.

Serious adverse events or undesirable side effects or other unexpected properties of ORLYNVAH™, sulopenem or any other product candidate may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, an institutional review board (IRB), or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If ORLYNVAH™ or any product candidate is associated with serious or unexpected adverse events or undesirable side effects, the FDA or the IRBs at the institutions in which our studies are conducted, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

While we believe these results support a positive safety and tolerability profile for sulopenem and there were no safety issues identified by the FDA in its review of ORLYNVAH™ prior to approval, in future trials there may be unforeseen serious adverse events or side effects that differ from those seen in our prior Phase 3 program, in Phase 1 normal healthy volunteers with oral sulopenem or the prior post-marketing experience with probenecid. There may also be unexpected adverse events associated with probenecid that have not been seen to date. Following approval of ORLYNVAH™, we are required to report certain adverse reactions, if any, to the FDA as part of the post-marketing requirements.

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

Undesirable side effects or other unexpected adverse events or properties of sulopenem or any of our other future product candidates could arise or become known either during clinical development or, if approved, and in the case of ORLYNVAH™, after the approved product has been marketed. If such an event occurs during development, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or could deny approval of sulopenem or other product candidates. If such an event occurs after such product candidates are approved, a number of potentially significant negative consequences may result, including:

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

Even though ORLYNVAH™ has obtained regulatory approval and we may obtain regulatory approval for other product candidates, they may never achieve the market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community that is necessary for commercial success, and the market opportunity may be smaller than we estimate.

Even though we have obtained FDA approval for ORLYNVAH™ and may obtain FDA or other regulatory approvals for sulopenem or any other product candidate and are able to launch ORLYNVAH™, sulopenem or any other product candidate commercially, they may not achieve market acceptance among physicians, patients, hospitals (including pharmacy directors) and third-party payors and, ultimately, may not be commercially successful. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Moreover, many antibiotics currently exist for the pathogens underlying uUTI, cUTI and cIAI. While many of those pathogens are resistant to certain drugs in the market, the selection is broad, and individual physicians’ prescribing patterns vary widely and are affected by resistance rates in their geographies, whether their patients are at elevated risk, the ability of patients to afford branded drugs and concerns regarding generating resistance with specific classes of antibiotics.

Efforts to educate the medical community and third-party payors on the benefits of ORLYNVAH™ and any other product candidates that obtain approval may require significant resources and may not be successful. If ORLYNVAH™, sulopenem or any other product candidate that we develop does not achieve an adequate level of market acceptance, we may not generate significant product revenues and, therefore, we may not become profitable. Market acceptance of ORLYNVAH™ and any product candidate for which we receive approval depends on a number of factors, including:

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

In addition, the potential market opportunity for ORLYNVAH™ and additional sulopenem indications is difficult to estimate. Our estimates of the potential market opportunity are predicated on several key assumptions such as industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions prove to be inaccurate, then the actual market for ORLYNVAH™ and/or additional sulopenem indications could be smaller than our estimates of the potential market opportunity. If the actual market for ORLYNVAH™ and/or additional sulopenem indications is smaller than we expect, or if the product fails to achieve an adequate level of acceptance by physicians, health care payors, patients, hospitals and others in the medical community, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We began operations in November 2015. Since our inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, planning for potential commercialization, and research and development, including preclinical and clinical development, for our sulopenem program. While the members of our development team have successfully developed and registered other antibiotics in past roles at different companies, our company has limited experience and has not yet demonstrated an ability to successfully manufacture a commercial scale product (or arrange for a third party to do so on our behalf), or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. After receiving positive data from our REASSURE clinical trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been renewed. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate options to maximize the value of our sulopenem program. In such circumstances, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities whether we choose to commercialize ORLYNVAH™ and/or other product candidates directly ourselves or seek to commercialize them through third-party collaboration arrangements. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

We currently have no commercial organization. If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties, or enter into a strategic transaction with a partner that has established commercial capabilities in the U.S., ORLYNVAH™ may not be successfully commercialized, if it is approved.

After receiving positive data from our REASSURE clinical trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been renewed. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties or enter into a strategic transaction with a partner that has established commercial capabilities in the U.S., ORLYNVAH™ may not be successfully commercialized.

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
•
our inability to complete a strategic transaction with a partner that has established commercial capabilities in the U.S.; and
•
our ability to raise sufficient capital to fund operations.

For those countries in which we choose not to commercialize directly ourselves, we may use collaborators that have direct sales forces and established distribution systems to assist with the commercialization of ORLYNVAH™. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

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

If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, or we are not successful in completing a strategic transaction that has established commercial capabilities in the U.S., or at all, ORLYNVAH™ and any other product candidates will not be successfully commercialized.

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

There are a variety of available oral therapies marketed for the treatment of multi-drug resistant infections that we expect to compete with ORLYNVAH™ and would compete with sulopenem in additional indications, such as levofloxacin, ciprofloxacin, nitrofurantoin, fosfomycin, amoxicillin-clavulanate, cephalexin, trimethoprim-sulfamethoxazole and pivmecillinam. ORLYNVAH™ could also compete with a few oral antibiotics currently in late-stage clinical development to treat uUTIs, including gepotidacin from GlaxoSmithKline. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products, for example in the fluoroquinolone class. Pricing of ORLYNVAH™, or sulopenem, if approved in additional indications, may be at a significant premium over other competitive products that are generic. This may make it difficult for ORLYNVAH™, or sulopenem, if approved in additional indications, to compete with these products.

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

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotics Incentives Now Act (the GAIN Act). The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products (QIDP). One such incentive is that, once a product receives QIDP designation and completes the necessary clinical trials and is approved by the FDA, it will be given an additional five years of exclusivity regardless of whether it is protected by a patent, provided that it is already eligible for another type of regulatory exclusivity. The FDA has designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. In October, 2024, the FDA confirmed that an additional five years marketing exclusivity under the GAIN Act will be added to the regulatory exclusivity granted on approval of ORLYNVAH™, giving a total of ten years marketing exclusivity. In December 2016, the Cures Act was passed, providing additional support for the development of new infectious disease products. These incentives may result in more competition in the market for new antibiotics, and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of product candidates that could be competitive with oral sulopenem, sulopenem and our other product candidates.

Even if we are able to commercialize ORLYNVAH™, sulopenem in additional indications or any other product candidate, the product may become subject to unfavorable pricing regulations, or third-party payor coverage and reimbursement policies that could harm our business.

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

The commercial success of ORLYNVAH™, and any future product candidates, if approved, will depend substantially, both in the United States and outside the United States, on the extent to which coverage and adequate reimbursement for the product and related treatments are available from government health programs, private health insurers and other third-party payors. If coverage is not available, or reimbursement is limited, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investments. Government authorities and third-party payors, such as health insurers and managed care organizations, publish formularies that identify the medications they will cover and the related payment levels. The healthcare industry is focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably.

In the United States, sales of ORLYNVAH™, sulopenem in additional indications and any future product candidates will depend, in part, on the availability and extent of coverage and reimbursement by third-party payors, such as government health programs, including Medicare and Medicaid, commercial insurance and managed healthcare organizations. There is no uniform coverage and reimbursement policy among third-party payors; however, private third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Obtaining coverage and reimbursement approval for a product candidate from third-party payors is a time-consuming and costly process that may require the provision of supporting scientific, clinical and cost effectiveness data for the use of such product candidate to the third-party payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product candidate is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that a product candidate will be paid for in all cases or at a rate that covers operating costs, including research, development, intellectual property, manufacture, sales and distribution expenses. Reimbursement rates may vary according to the use of the product candidate and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for our product candidates.

We currently expect that sulopenem IV, if approved, will be administered in a hospital setting, and that ORLYNVAH™ will be used in a community setting and possibly be administered in a hospital inpatient setting as well. In the United States, third-party payors generally reimburse hospitals a single bundled payment established on a prospective basis intended to cover all items and services provided to the patient during a single hospitalization. Hospitals bill third-party payors for all or a portion of the fees associated with the patient’s hospitalization and bill patients for any deductibles or co-payments. Because there is typically no separate reimbursement for drugs administered in a hospital inpatient setting, some of our target customers may be unwilling to adopt our product candidates in light of the additional associated cost. If we are forced to lower the price we charge for ORLYNVAH™ and any other approved product candidates, our gross margins may decrease, which would adversely affect our ability to invest in and grow our business. Centers for Medicare and Medicaid Services (CMS) recently revised its reimbursement system for certain antibiotics in order to address challenges associated with antimicrobial resistance. Based on the final rule published on August 2, 2019, CMS is finalizing an alternative new technology add-on payment pathway (NTAP) for certain breakthrough devices, and under this policy, a QIDP product will be considered new and will not need to demonstrate that it meets the substantial clinical improvement criterion. Instead, it will only need to meet the cost criterion. CMS has also increased the NTAP percentage to 75 percent for an antimicrobial designated by the FDA as a QIDP. The potential impact of this rule on sulopenem has not yet been assessed.

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

An inability to promptly obtain coverage and adequate payment rates from third-party payors for ORLYNVAH™ and any other approved product candidates that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

We cannot predict whether bacteria may develop resistance to ORLYNVAH™ or sulopenem, which could affect their revenue potential.

We have developed ORLYNVAH™, and are developing sulopenem, to treat drug-resistant bacterial infections. The bacteria responsible for these infections evolve quickly and readily transfer their resistance mechanisms within and between species. We cannot predict whether or when bacterial resistance to ORLYNVAH™ and sulopenem may develop.

As with some commercially available carbapenems, oral sulopenem and sulopenem are not active against organisms expressing a resistance mechanism mediated by enzymes known as carbapenemases. Although occurrence of this resistance mechanism is currently uncommon, we cannot predict whether carbapenemase-mediated resistance will become widespread in regions where we intend to market sulopenem if it is approved. The use of carbapenems or penems in areas with drug-resistant infections or in countries with poor public health infrastructures, or the potentially extensive use of ORLYNVAH™ or sulopenem outside of controlled hospital settings or in the community, could contribute to the rise of resistance. In addition, prescribers may be less likely to prescribe ORLYNVAH™ and sulopenem if they are concerned about contributing to the rise of antibiotic resistance. If resistance to ORLYNVAH™ or sulopenem becomes prevalent, or concerns about such resistance are strong, our ability to generate revenue from ORLYNVAH™ and sulopenem could suffer.

We may be subject to costly product liability claims related to our clinical trials and product candidates and, if we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of our insurance coverage, a material liability claim could adversely affect our financial condition.

Because we conduct clinical trials with human patients, we face the risk that the use of our product candidates may result in adverse side effects to patients in our clinical trials. We face even greater risks upon any commercialization of our product candidates. Although we have product liability insurance, which covers our clinical trials for up to $10.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. We will need to increase our insurance coverage if we begin selling ORLYNVAH™ , sulopenem or any other product candidate. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, if at all.

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

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing ORLYNVAH™ or sulopenem in additional indications and/or any future products, if approved.

After receiving positive data from our REASSURE clinical trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been renewed. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program.

We currently do not have sales, marketing or distribution infrastructure and have limited experience as an organization in the sales, marketing, and distribution of pharmaceutical products. To achieve commercial success for ORLYNVAH™ and any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. The development of sales, marketing and distribution capabilities will require substantial resources, will be time consuming and, as this process has not been initiated for ORLYNVAH™, will delay any commercial launch. Conversely, if the commercial launch of ORLYNVAH™ or a product candidate for which we ultimately recruit a sales force and establish marketing and distribution capabilities is delayed, or does not occur for any reason, we could incur substantial costs and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

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

We may seek to enter into collaborations that we believe may contribute to our ability to commercialize ORLYNVAH™ or to advance development and ultimately commercialize sulopenem in additional indications and/or any future product candidates. We may also seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing ORLYNVAH™ or sulopenem in additional indications and/or any future product candidates that receive marketing approval.

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

The Pfizer License gives us exclusive worldwide rights to develop, manufacture, and commercialize sulopenem etzadroxil and sulopenem, or any other prodrug of sulopenem previously identified by Pfizer as well as the right to use relevant information and regulatory documentation developed by Pfizer to support any regulatory filing worldwide. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop, obtain regulatory approval for and commercialize sulopenem etzadroxil and sulopenem by implementing a specified development plan and providing an update on progress on an annual basis. Under the Pfizer License, we paid Pfizer a one-time non-refundable upfront fee of $5.0 million, clinical milestone payments totaling $15.0 million, upon first patient dosing of oral sulopenem and sulopenem in a Phase 3 clinical trial, and are obligated to pay Pfizer milestone payments upon the achievement of other specified regulatory and sales milestones, including a regulatory milestone payment of $20 million which became due upon approval of oral sulopenem for commercial sale in the United States by the FDA. We deferred this payment for a two-year period, at an annual rate of eight percent on a daily compounded basis until paid in full, as permitted pursuant to the terms of the Pfizer License. We are also obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on the amount of marginal net sales of each licensed product. Pfizer also received 381,922 of our Series A preferred shares (which converted to 25,461 ordinary shares in connection with our initial public offering (IPO)) as additional payment for the licensed rights.

If we fail to comply with our obligations to Pfizer under the Pfizer License, Pfizer may have the right to terminate the Pfizer License, in which event we would not be able to develop, obtain regulatory approval for, manufacture or market any product or product candidate that is covered by the Pfizer License, including ORLYNVAH™ and sulopenem, which would materially harm our business, financial condition, results of operations and growth prospects. Any termination of the Pfizer License or reduction or elimination of our rights thereunder may result in our having to negotiate new or reinstated agreements with less favorable terms. Any termination of the Pfizer License would cause us to lose our rights to important intellectual property or technology.

We expect to depend on collaborations with third parties for the commercialization of products, including ORLYNVAH™, and the development and commercialization of product candidates in certain territories. Our prospects with respect to those product candidates will depend in part on the success of those collaborations.

After receiving positive data from our REASSURE clinical trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been renewed. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting.

Although we would focus our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for ORLYNVAH™ and any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements to outsource those functions to third parties. For those countries in which we choose not to commercialize directly ourselves, we intend to seek to commercialize oral sulopenem and/or sulopenem through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include service providers to the pharmaceutical industry, large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements but engaged a potential commercial partner to provide pre-commercial activities and we commenced negotiations on a definitive agreement for commercialization services. Following receipt of the CRL, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and limited spending to essential costs required in connection with the resubmission of the NDA. There is no assurance that we will seek or be able to reach a definitive agreement for commercialization services in the future.

We may derive revenue from research and development fees, license fees, milestone payments and royalties under any collaborative arrangement into which we enter. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. As a result, we can expect to relinquish some or all of the control over the future success of any product or product candidate that we license to a third party.

We face significant competition in seeking and obtaining appropriate collaborators. Collaborations involving our products and product candidates may pose a number of risks, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not perform their obligations as expected;
•
collaborators may not pursue development and commercialization of our products and product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
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
•
disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of products and product candidates, might lead to additional responsibilities for us with respect to products and product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
•
collaborators may not properly maintain, defend or enforce our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•
collaborators may infringe, misappropriate or otherwise violate the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable products and product candidates.

Collaboration agreements may not lead to development or commercialization of products and product candidates in the most efficient manner or at all. If a collaborator of ours is involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product or product candidate licensed to it by us.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay a product or product candidates potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and significant additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring any products to market including ORLYNVAH™ or continue to develop our product platform.

We may rely on third parties to perform many essential services for any products that we commercialize, including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and pharmacovigilance and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our products will be significantly impacted and we may be subject to regulatory sanctions.

In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. We may retain third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which will be out of our direct control. These service providers may provide key services related to warehousing and inventory control, distribution, customer service, accounts receivable management, and cash collection. If we retain a service provider, we would substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action. In addition, we may engage third parties to perform various other services for us relating to pharmacovigilance and adverse event reporting, safety database management, fulfillment of requests for medical information regarding our products and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, or these third parties otherwise fail to comply with regulatory requirements, we could be subject to regulatory sanctions. Additionally, we may contract with a third party to calculate and report pricing information mandated by various government programs. If a third party fails to timely report or adjust prices as required, or errors in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability, and potentially subject us to regulatory sanctions or False Claims Act lawsuits.

We rely on third parties to conduct our preclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for our product candidates or commercialize any of our products or product candidates. If they do not perform satisfactorily, our business may be materially harmed.

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

We contract with third parties for the manufacture of preclinical and clinical supplies of oral sulopenem and sulopenem and expect to continue to do so in connection with any future clinical trials and future commercialization of our products and product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and/or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have the internal infrastructure or capability to manufacture sulopenem for use in the conduct of our preclinical research or clinical trials or to manufacture ORLYNVAH™ for commercialization. We rely on third-party contract manufacturers to manufacture supplies of sulopenem, and we rely/expect to rely on third-party contract manufacturers to manufacture commercial quantities of ORLYNVAH™, and any product candidate that we commercialize following approval for marketing by applicable regulatory authorities, if any. Reliance on third-party manufacturers entails risks, including:

•
manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our products and/or product candidates or otherwise do not satisfactorily perform according to the terms of their agreement with us;

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

We currently rely on a small number of third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of ORLYNVAH™ or any of our product candidates. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements.

We are in the process of negotiating agreements with third-party contract manufacturers for the commercial production of ORLYNVAH™ . This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current Good Manufacturing Practices, or cGMPs, that are capable of manufacturing our ORLYNVAH™ . Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay commercialization.

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

We and our third-party suppliers also continue to refine and improve the manufacturing process, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes, particularly as we seek to significantly increase our capacity to commercialize ORLYNVAH™ and/or sulopenem. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

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

While no issues with regard to third-party manufacturers or the manufacturing process were identified as part of the FDA review prior to approval of ORLYNVAH™ , there can be no assurance that issues will not be identified in the future or that our third-party manufacturers will continue to maintain adequate quality control, quality assurance and qualified personnel and/or will continue to comply with the applicable regulatory requirements for the manufacture of our products and product candidates.

Our current and anticipated future dependence upon others for the manufacture of ORLYNVAH™ and sulopenem and any future product candidates may adversely affect our future profit margins and our ability to commercialize ORLYNVAH™ and any products for which we receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

We rely heavily on the Pfizer License for the patent rights and know-how required to commercialize ORLYNVAH™ and the know-how required to develop the IV formulation of sulopenem.

We rely heavily on the Pfizer License for intellectual property rights that are important or necessary for the development of sulopenem and to commercialize ORLYNVAH™ . We do not own or license any patent rights that cover the IV formulation of sulopenem. In addition, all patents directed to the compound sulopenem expired prior to us entering into the Pfizer License. Licenses to additional third-party intellectual property, technology and materials that may be required for the development and commercialization of our sulopenem program or any other product candidates or technology may not be available at all or on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our sulopenem program and any other product candidates or technology we may obtain in the future or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize ORLYNVAH™ or sulopenem or other future product candidates or technologies, which could materially harm our business, financial condition, results of operations and growth prospects.

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

If we are unable to obtain and maintain patent protection or other intellectual property rights for ORLYNVAH™ or our other technology and product candidates, or if the scope of the patent protection or intellectual property rights we obtain is not sufficiently broad, we may not be able to successfully commercialize ORLYNVAH™ or develop and commercialize any other product candidates or technology or otherwise compete effectively in our markets.

We rely upon a combination of patents, trademarks, trade secret protection, confidentiality agreements and other proprietary rights to protect the intellectual property related to our development programs and product candidates. Our success depends, in part, on obtaining and maintaining patent protection and successfully enforcing these patents and defending them against third-party challenges in the United States and other countries. If we or our licensors are unable to obtain or maintain patent protection with respect to ORLYNVAH™ or any other product candidates or technology we develop, our business, financial condition, results of operations and growth prospects could be materially harmed.

We have sought to protect our proprietary position by in-licensing patents in the United States and abroad related to oral sulopenem. We own three U.S. patents, one Japanese patent, one Korean patent and one Australian patent, with one US patent, the Japanese patent, the Korean patent and the Australian patent directed to the composition of the bilayer tablet of oral sulopenem and its related preparations and/or uses, one U.S. patent directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs and one U.S. patent directed to the method of use of sulopenem etzadroxil, probenecid, and valproic acid in treating multiple diseases. We also own two pending U.S. patent applications, and 24 pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. One pending U.S. patent application and one pending Canadian patent application were recently allowed, with the allowed U.S. patent application directed to the method of use of oral sulopenem in treating uUTI, and with the allowed Canadian patent application directed to the bilayer tablet of oral sulopenem and its related preparations and/or uses.

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

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of countries outside the United States may not protect our rights to the same extent as the laws of the United States. For example, European Union (EU) patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, publications of discoveries in scientific literature often lag behind the actual discoveries, patent applications in the United States and other jurisdictions remain confidential for a period after filing, and some remain so until issued. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in the patents or pending patent applications we currently own, license or may own or license in the future, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. There is no assurance that all potentially relevant prior art relating to our patent rights has been found, and such prior art could potentially invalidate one or more of the patents we currently license or may own or license in the future or prevent a patent from issuing from one or more pending patent applications we own or may own or license in the future. There is also no assurance that prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patent rights, may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Even if patents do successfully issue and even if such patents cover our current and future products and product candidates, third parties may challenge their ownership, validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable, which could allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Any successful opposition to these patents or any other patents owned by us in the future or licensed to us could deprive us of rights necessary for the successful commercialization of any products and product candidates that we may develop. Furthermore, even if they are unchallenged, our patents rights may not adequately protect our products, product candidates and technology, provide exclusivity for our products and product candidates, prevent others from designing around our claims or provide us with a competitive advantage. Any of these outcomes could impair our ability to prevent competition from third parties. Changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our patent rights or narrow the scope of our patent protection.

We cannot offer any assurances about whether any issued patents will be found invalid and unenforceable or will be challenged by third parties. Any successful challenge or opposition to patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any products or product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our products and product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our products and product candidates in any jurisdiction. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products and product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products and product candidates or the use of our products and product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products and product candidates. We may incorrectly determine that our products and product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products and product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products and product candidates.

The patent protection for our products and product candidates may expire before we are able to maximize their commercial value which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. The patents for ORLYNVAH™ have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, our licensed U.S. patent claim for a composition of matter patent for oral sulopenem is due to expire in 2029, subject to potential extension to 2034 under the Drug Price Competition and Patent Term Restoration Act of 1984 (referred to as the Hatch-Waxman Act) and our patent directed to the composition of the bilayer tablet of sulopenem etzadroxil and probenecid is due to expire no earlier than 2039, absent any extensions. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our patent rights may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

The FDA designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status provides the potential for a more rapid review cycle for an NDA and could add five years to any regulatory exclusivity period that we may be granted. While the FDA confirmed that an additional five years marketing exclusivity was granted on approval of ORLYNVAH™, giving a total of ten years marketing exclusivity, that does not guarantee that we will receive any regulatory exclusivity for any other product candidates or that any such exclusivity will be for a period sufficient to provide us with any commercial advantage. Moreover, we do not own or license any patent directed to the compound sulopenem.

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
•
it is possible our pending patent applications, and any future patent applications, will not lead to issued patents or afford meaningful protection for our products and product candidates;
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
•
third parties performing manufacturing or testing for us using our products, product candidates or technologies could use the intellectual property of others without obtaining a proper license; and
•
we may not develop additional proprietary technologies that are patentable.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our products and product candidates.

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

Our commercial success depends, in part, upon our ability, and the ability of our future collaborators, to develop, manufacture, market and sell ORLYNVAH™, sulopenem and any future product candidates, if approved, and use our proprietary technologies without alleged or actual infringement, misappropriation or other violation of the patents and other intellectual property rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our products and product candidates may be subject to claims of infringement of the intellectual property rights of third parties.

We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to ORLYNVAH™ , sulopenem or any future product candidates and technology, including interference or derivation proceedings, post grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions. Similarly, we or our licensors or collaborators may initiate such proceedings or litigation against third parties, e.g., to challenge the validity or scope of intellectual property rights controlled by third parties. In order to successfully challenge the validity of any U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court would invalidate the claims of any such U.S. patent. Moreover, third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize such products and/or product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product and/or product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors access to the same technologies licensed to us. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In such an event, we would be unable to further practice our technologies or develop and commercialize any of our products and/or product candidates at issue, which could harm our business significantly.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to commercialize ORLYNVAH™, or further develop and commercialize one or more of our future product candidates, if approved. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee time and resources from our business. Third parties making such claims may have the ability to dedicate substantially greater resources to these legal actions than we or our licensors or collaborators can. In the event of a successful claim of infringement, misappropriation or other violation against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

Patent litigation and other proceedings may also absorb significant management time. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. During the course of any patent or other intellectual property litigation or other proceeding, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings or developments and if securities analysts or investors regard these announcements as negative, the perceived value of our products, product candidates or intellectual property could be diminished. Accordingly, the market price of our ordinary shares may decline. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, ability to compete in the marketplace, financial condition, results of operations and growth prospects.

We may not be able to protect our intellectual property rights globally, which could negatively impact our business.

Filing, prosecuting and defending patents covering ORLYNVAH™, sulopenem and any future product candidates globally would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our ORLYNVAH™ and other product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and any current or future patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our ORLYNVAH™ or other product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize ORLYNVAH™ or any other product candidates in all of our expected significant foreign markets.

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

We have registered trademarks for “Iterum” as well as trademarks for oral sulopenem and other potential product candidates in various jurisdictions including the United States, European Union, Japan, Switzerland and Canada. If we are unable to secure registrations for our trademarks in other countries, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. Any trademark applications we have filed for our products or product candidates or may file in the future are not guaranteed to be allowed for registration, and even if they are, we may fail to maintain or enforce such registered trademarks. During trademark registration proceedings in any jurisdiction, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks.

Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

In addition, any proprietary name we propose to use with product candidates in the United States must be approved by the FDA, and in Europe by the EMA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA and the EMA each typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or EMA objects to any proposed proprietary product name for any future product candidates, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize future product candidates, and our ability to generate revenue will be materially impaired.

ORLYNVAH™, sulopenem and future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities, with regulations differing from country to country. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. ORLYNVAH™ is currently our only product approved for sale in the United States.

Although we have QIDP status and fast track designation for sulopenem and oral sulopenem for the indications of uUTI, cUTI and cIAI (and for the indications of community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease) which may provide for a more rapid NDA review cycle, the time required to obtain approval, if any, by the FDA and comparable foreign authorities is unpredictable and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may also change during the course of a product candidate’s clinical development and may vary among jurisdictions. While we have obtained regulatory approval for ORLYNVAH™ for the treatment of uUTIs caused certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options, it is possible that we will not be able to obtain regulatory approval for sulopenem or any other product candidates or other indications that we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we or they receive regulatory approval of an NDA(s) from the FDA.

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

An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the CMC for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA has substantial discretion in the review and approval process and may refuse to accept for filing any application or may decide that our data is insufficient for approval and require additional non-clinical, clinical or other studies. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory body can delay, limit or deny approval of our product candidates or require us to conduct additional non-clinical or clinical testing or abandon a program for many reasons, including:

•
the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials, such as the FDA stating in the CRL received in July 2021 that additional data are necessary to support approval of oral sulopenem, approval of which was ultimately obtained in October 2024;
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

While we received approval of ORLYNVAH™ for the treatment of uUTIs caused certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options without such contingencies, if we receive approval of an NDA or foreign marketing application for our future product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, often referred to as Phase 4 clinical trials, and the FDA may require the implementation of a REMS, which may be required to ensure safe use of the drug after approval. The FDA or the applicable regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and could materially adversely impact our business and prospects.

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

If we are unable to obtain marketing approval in jurisdictions outside the United States, we will not be able to market any product or product candidates outside of the United States.

In order to market and sell ORLYNVAH™, sulopenem or our other future product candidates in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. While we received approval by the FDA for ORLYNVAH™ for the treatment of uUTIs caused certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis or at all.

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

In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. We believe that in addition to the United States, Europe represents a significant market opportunity because of rising rates of extended spectrum ß-lactamases (ESBL) resistance.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, or GB, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The UK and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the UK market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK for our products or product candidates, which could significantly and materially harm our business.

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

While we have received regulatory approval from the FDA for ORLYNVAH™ for the treatment of uUTIs caused certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options, we will be subject to ongoing obligations and continuing regulatory review, which may result in significant additional expense. Additionally, ORLYNVAH™ and any other product candidates, including sulopenem, if approved, could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with ORLYNVAH™ or any of our product candidates, when and if approved.

ORLYNVAH™ and any other product candidate, including sulopenem, for which we obtain marketing approval will also be subject to ongoing regulatory requirements for labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post marketing information. For example, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs. As such, we and our contract manufacturers will be subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning advertising and promotion for our products. For example, in addition to reporting of adverse reactions to ORLYNVAH™, post marketing requirements for ORLYNVAH™ also include conducting a U.S. surveillance study over a five-year period after the introduction of ORLYNVAH™ to the market to determine if resistance is resistance or decreased susceptibility to ORLYNVAH™ is occurring in the target population of bacteria identified in the approved label for ORLYNVAH™.

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

Finally, our ability to develop and market new drug products including ORLYNVAH™ may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

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

Accordingly, in connection with our currently approved product and assuming we, or our collaborators, receive marketing approval for one or more other product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and our collaborators, are not able to comply with post-approval regulatory requirements, our or our collaborators’ ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $2.30 on November 24, 2023, and a low price of $0.7699 on November 13, 2023, in the twelve-month period ending on November 12, 2024. During this time, the price per ordinary share has ranged from an intra-day low of $0.705 per share to an intra-day high of $2.50 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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
•
delays in the commercialization of ORLYNVAH™, sulopenem or any future product candidates;
•
manufacturing and supply issues related to our development programs and commercialization of ORLYNVAH™, sulopenem or any of our future product candidates;
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
•
product liability claims, other litigation or public concern about the safety of ORLYNVAH™, sulopenem or future products;
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

On April 3, 2024, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC, (Nasdaq) indicating that we were not in compliance with Nasdaq Listing Rule 5550(b) because (i) the stockholders’ equity (deficit) of the Company of ($6,403,000) as of December 31, 2023, as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, was below the minimum stockholders’ equity requirement of $2,500,000 and (ii) we did not, as of April 3, 2024, meet the alternative standards of market value of listed securities or net income from continuing operations for compliance with Nasdaq Listing Rule 5550(b)(1). The letter indicated that we had a period of 45 calendar days from the date of the letter to submit a plan to regain compliance. We submitted our plan to regain compliance to Nasdaq on May 20, 2024.

On May 29, 2024, we received a letter from Nasdaq notifying us that Nasdaq had reviewed our plan for regaining compliance with Nasdaq Listing Rule 5550(b)(1) and granted us a 180-calendar day extension from April 3, 2024 (or until September 30, 2024) to evidence compliance with Nasdaq Listing Rule 5550(b)(1).

On October 1, 2024, we received a delisting determination letter from Nasdaq advising us that Nasdaq had determined that we did not meet the terms of the extension. We submitted a hearing request to the Nasdaq Hearings Panel (the Panel), and on October 9, 2024, we received formal notice from Nasdaq that the Panel will consider our appeal at an oral hearing on November 21, 2024. At the Panel hearing, we intend to present a plan to regain compliance with the minimum stockholders' equity requirement. Pursuant to the Nasdaq Listing Rules, the hearing request has stayed the suspension of trading and delisting of our ordinary shares pending the conclusion of the hearing process. Consequently, our ordinary shares will continue to trade on the Nasdaq Capital Market under the symbol "ITRM", at least until the Panel renders a decision following the hearing.

Pursuant to the Nasdaq Listing Rules, the Panel has discretion to grant us an additional extension period not to exceed March 31, 2025.

We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. However, there can be no assurance that the Panel will grant us an additional extension period or that we will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

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

As part of a private placement which closed in January 2020 (the Private Placement) and subsequent rights offering (the 2020 Rights Offering), Iterum Bermuda issued RLNs which entitle the holders thereof to certain payments in connection with commercial sales of sulopenem. Holders of RLNs are entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (each, a Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as defined below) has been paid in respect of the RLNs, or (ii) December 31, 2045 (the End Date), or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate which, following approval by the FDA of ORLYNVAH™ for the the treatment of uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options, will equal up to 15%.

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

In addition, the Exchangeable Notes are exchangeable for ordinary shares, cash or a combination of ordinary shares and cash, at our election, upon the terms and conditions specified therein. If we elect for physical settlement, the issuance of ordinary shares for the Exchangeable Notes may dilute the ownership percentage or voting power of our shareholders. As of September 30, 2024, $11.1 million aggregate principal amount of Exchangeable Notes remained outstanding. The outstanding warrants that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3, 2020 Offering, the June 30, 2020 Offering, the October 2020 Offering, the February 2021 Underwritten Offering, the February 2021 Registered Direct Offering and the 2024 Rights Offering, are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders.

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

In addition, the Exchangeable Notes are exchangeable for our ordinary shares upon the terms and conditions specified therein and a substantial portion have been exchanged for our ordinary shares. Pursuant to the investor rights agreement we entered into in connection with the Private Placement, we have filed a registration statement covering the resale of the ordinary shares issuable in connection with the exchange of the Exchangeable Notes issued as part of the Private Placement, among other securities, and the resale of the ordinary shares issuable in connection with the exchange of the Exchangeable Notes issued in connection with the 2020 Rights Offering are also covered by a registration statement.

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

Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our Articles of Association or by a resolution approved by not less than 50% of the votes cast at a general meeting of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory pre-emption rights either in our Articles of Association or by way of a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, at an extraordinary meeting of our shareholders on October 8, 2024, our shareholders authorized the board to issue new shares, and to disapply statutory pre-emption rights for such issuances up to the amount of our authorized but unissued share capital until May 3, 2028. The authorization of the directors to issue shares and the disapplication of statutory pre-emption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations will always be approved, or be approved without limitations, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
4.1	Form of 1-Year Warrant to Subscribe for Ordinary Shares		Form S1/A (Exhibit 4.15)	July 17, 2024	333-280045
4.2	Form of 5-Year Warrant to Subscribe for Ordinary Shares		Form S1/A (Exhibit 4.16)	July 17, 2024	333-280045
4.3	Form of 1-Year Warrant Agent Agreement, by and between Iterum Therapeutics plc and Computershare Trust Company, N.A.		Form S1/A (Exhibit 4.17)	July 17, 2024	333-280045
4.4	Form of 5-Year Warrant Agent Agreement, by and between Iterum Therapeutics plc and Computershare Trust Company, N.A		Form S1/A (Exhibit 4.18)	July 17, 2024	333-280045
4.5	Form of Rights Certificate		Form S1/A (Exhibit 4.19)	July 17, 2024	333-280045
10.1	Consulting Agreement dated August 9, 2024 between Iterum Therapeutics International Limited and Dr. Michael W. Dunne	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: November 14, 2024	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: November 14, 2024	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer