Form 10-K
period 2024-12-31
Iterum Therapeutics plc
filed 2025-02-07
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-38503

Iterum Therapeutics plc

(Exact name of Registrant as specified in its Charter)

Ireland	98-1283148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Dublin Landings,

North Wall Quay,

Dublin 1, Ireland

(Address of principal executive offices)

Not applicable

(Zip Code)

(+353) 1 903 8354

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s ordinary shares, $0.01 par value per share, on the Nasdaq Capital Market on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter was $19.2 million.

The number of shares of Registrant’s ordinary shares outstanding as of February 6, 2025 was 34,581,405.

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
•
the market opportunity for and the potential market acceptance of ORLYNVAH™ for uncomplicated urinary tract infections caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options;
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
•
our strategic process to sell, license, or otherwise dispose of our rights to ORLYNVAH™ to maximize value for our stakeholders and the outcome, impact, effects and results of our pursuit of strategic alternatives, including the terms, timing, structure, value, benefits and costs of any strategic process and our ability to complete one at all; and
•
our ability to successfully prepare and implement commercialization plans for ORLYNVAH™, with a commercial partner or directly, including our ability to build and maintain a sales force and prepare for commercial launch of ORLYNVAH™, if we are unsuccessful at entering into or completing a strategic transaction.

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

You should read this Annual Report and the documents that we have filed with the Securities and Exchange Commission as exhibits to this Annual Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in the “Risk Factors” section of this Annual Report on Form 10-K, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our ordinary shares. These risks include the following:

•
Our exploration and pursuit of strategic alternatives may not be successful. Our board of directors, after receiving positive data from our REnewed ASsessment of Sulopenem in uncomplicated urinary tract infections caused by Resistant Enterobacterales (REASSURE) clinical trial in January 2024, determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing stakeholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of U.S. Food and Drug Administration (FDA) approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been prioritized. Despite our plan to devote significant efforts to identify and evaluate potential strategic options, the process may not result in any definitive offer to consummate such a transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance shareholder value or deliver expected benefits. Since we may not ultimately pursue or consummate a strategic transaction, we have begun to evaluate other options for maximizing the value of ORLYNVAH™ including opportunities to raise capital to potentially support commercialization efforts.
•
In the event that we do not successfully identify a viable strategic option, or consummate such a transaction, or if we are unable to raise sufficient capital to fund operations and commercialize ORLYNVAH™, our board of directors may determine that a liquidation and dissolution of our business approved by shareholders is the best method to seek to maximize shareholder value. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2024, we had $24.1 million of cash and cash equivalents. Subsequently, we have paid off debt and sold additional ordinary shares under the “at the market offering” agreement with H.C. Wainwright & Co. LLC. Based on our available cash resources, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses for the next 12 months from the date of filing of this Annual Report on Form 10-K.
•
We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program. As of December 31, 2024, we had an accumulated deficit of $486.1 million.
•
We will require additional capital to fund our operations. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•
We are heavily dependent on the success of our sulopenem program, and our ability to successfully commercialize ORLYNVAH™ and to develop, obtain additional marketing approvals for and successfully commercialize oral sulopenem and IV sulopenem in jurisdictions outside the United States and/or for other indications. If we are unable to achieve and sustain profitability, the market value of our ordinary shares will likely decline.
•
In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Should we seek to commercialize ORLYNVAH™, we will be heavily dependent on the success of ORLYNVAH™, which the FDA has approved for the treatment of uncomplicated urinary tract infections caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options. Any failure to successfully commercialize ORLYNVAH™ or inability to obtain marketing approval for any other product candidates, or significant delays in doing so, will materially harm our business.
•
Serious adverse events or undesirable side effects or other unexpected properties of ORLYNVAH™, sulopenem or any other product candidate may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.
•
Even though ORLYNVAH™ has obtained regulatory approval in the United States and we may obtain regulatory approval for other product candidates, they may never achieve the market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community that is necessary for commercial success, and the market opportunity may be smaller than we estimate.
•
We currently have no commercial organization. If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties, or enter into a strategic transaction with a partner that has established commercial capabilities in the United States, ORLYNVAH™ may not be successfully commercialized.
•
We cannot predict whether bacteria may develop resistance to ORLYNVAH™ or sulopenem, which could affect their revenue potential.
•
We contract with third parties for the manufacture of preclinical and clinical supplies of ORLYNVAH™ and expect to continue to do so in connection with any future clinical trials and commercialization of our products and product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and/or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
We rely heavily on the exclusive license agreement with Pfizer Inc. (Pfizer), for the patent rights and know-how required for the development of sulopenem and to commercialize ORLYNVAH™ and the know-how required to develop the IV formulation of sulopenem. If we fail to comply with our obligations in our agreement with Pfizer, we could lose such rights that are important to our business.
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

v

PART I

Item 1. Business.

Overview

We are a pharmaceutical company dedicated to maximizing the commercial potential of ORLYNVAH™, the first oral branded penem available in the United States and potentially the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to herein as oral sulopenem or ORLYNVAH™, as the context so requires. We refer to sulopenem delivered intravenously as sulopenem and, sulopenem together with oral sulopenem/ORLYNVAH™, as our sulopenem program. We believe that sulopenem and ORLYNVAH™ have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones.

We exclusively license from Pfizer Inc. (Pfizer) two U.S. patents and three foreign patents, including one U.S. patent directed to composition of matter of sulopenem etzadroxil, which is projected to expire in 2029, subject to potential extension under the Drug Price Competition and Patent Term Restoration Act of 1984, (Hatch-Waxman Act), to 2034, and three foreign patents related to sulopenem etzadroxil. We own four U.S. patents, one Japanese patent, one Korean patent and one Australian patent, with one U.S. patent, the Japanese patent, the Korean patent and the Australian patent directed to the composition of the bilayer tablet of oral sulopenem and its related preparations and/or uses. Two U.S. patents are directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. One U.S. patent is directed to the method of use of sulopenem etzadroxil, probenecid, and valproic acid in treating multiple diseases. The patents owned by us are scheduled to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions. We also own three pending U.S. patent applications, and 26 pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. We were notified that one pending Canadian patent application, which is directed to the bilayer tablet of oral sulopenem and its related preparations and/or uses, was allowed in 2024. This Notice of Allowance concludes the substantive examination of the patent application and will result in the issuance of a Canadian patent after administrative processes are completed. One pending Australian patent application, which is directed to the use of sulopenem etzadroxil and probenecid in treating multiple diseases, including uncomplicated urinary tract infection (uUTI), was also recently allowed. Any U.S. or foreign patents issuing from the pending applications are projected to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions.

Recent Developments

On October 25, 2024, we received approval from the U.S. Food and Drug Administration (FDA) of our New Drug Application (NDA) for ORLYNVAH™ for the treatment of uUTI in adult women caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options.

After receiving positive data from our Phase 3 clinical trial known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE) in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing stakeholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating various strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been prioritized. In the event our strategic process to sell, license, or otherwise dispose of our rights to ORLYNVAH™ to maximize value for our stakeholders, does not result in any type of transaction, we are considering our options for commercializing ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting.

Our Strategy

Since inception, our strategy has been to develop and commercialize our sulopenem program for multiple indications, and in the long term to build a market-leading anti-infective business. While we have been focused on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing stakeholder value and engaged a financial advisor to assist management and the board in evaluating strategic alternatives, we cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. Since we may not ultimately pursue or consummate a strategic transaction, we have begun to evaluate other options for maximizing the value of ORLYNVAH™, which may include raising capital to support the commercialization of ORLYNVAH™.

As such, our strategy going forward may include some or all of the following elements:

•
Maximize commercial potential of ORLYNVAH™. We may seek a commercial partner and/or seek to directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate other options to maximize the value of our sulopenem program.
•
Consider regulatory strategy outside the United States. We are considering the timing of a potential submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA).
•
Pursue the development of our sulopenem program in additional indications. In the future, we may also pursue development of our sulopenem program in additional indications in adults and children, including complicated urinary tract infections (cUTIs), community acquired bacterial pneumonia, non-tuberculous mycobacterial pulmonary disease, complicated intra-abdominal infections (cIAIs), bacterial prostatitis, gonorrhea, diabetic foot infection and bone and joint infection, as well as new formulations to support these indications.
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

Sulopenem Program, Clinical and Regulatory Status

We initially pursued three initial indications for oral sulopenem and sulopenem in three Phase 3 clinical trials. We designed these Phase 3 clinical trials based on extensive in vitro microbiologic surveillance data, Phase 1 pharmacokinetic data from healthy volunteers as well as population pharmacokinetic data from patients, animal models in relevant disease settings, Phase 2 data from a program performed with sulopenem by Pfizer in Japan in the early 1990s, and regulatory feedback from the FDA at our end-of-Phase 2 meeting, all supported by an advanced commercial manufacturing program which provided clinical supplies.

During the third quarter of 2018, we initiated three clinical trials in our Phase 3 development program which included: (i) a Phase 3 uncomplicated uUTI clinical trial, known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, comparing ORLYNVAH™ to oral ciprofloxacin in women with uUTI, (ii) a Phase 3 cUTI clinical trial known as SURE 2, comparing IV sulopenem followed by ORLYNVAH™ to IV ertapenem followed by oral ciprofloxacin in adults with cUTI; and (iii) a Phase 3 cIAI clinical trial known as SURE 3, comparing IV sulopenem followed by ORLYNVAH™ to IV ertapenem followed by a combination of oral ciprofloxacin and oral metronidazole in adults with cIAI. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI (SURE 2) and uUTI (SURE 1). In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating statistical significance in the overall response rate by treatment arm in the ciprofloxacin-resistant population, providing evidence of a treatment effect in patients with uUTI. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. We received a Complete Response Letter (CRL) from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone, and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022, we reached an agreement with the FDA under the Special Protocol Assessment (SPA) process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for ORLYNVAH™ for the treatment of uUTIs and commenced enrollment in that clinical trial, known as REnewed ASsessment of Sulopenem in uUTI caused by Resistant Enterobacterales (REASSURE), in October 2022. The study was designed as a non-inferiority trial comparing ORLYNVAH™ and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that ORLYNVAH™ met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical pharmacokinetic-pharmacodynamic

(PK/PD) studies to support dose selection for the proposed treatment indication(s), which we completed as recommended by the FDA. We resubmitted our NDA to the FDA for ORLYNVAH™ for the treatment of uUTIs in April 2024. In May 2024, we received a notice from the FDA acknowledging receipt of the resubmission of the NDA and indicating that the FDA deemed our NDA resubmission to be a Class II complete response under the Prescription Drug User Fee Act (PDUFA), which has a six-month review period from the date of resubmission. On October 25, 2024, we received approval from the FDA of our NDA for ORLYNVAH™ for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options.

The Medical Need

Urinary Tract and Intra-Abdominal Infections

Urinary tract infections (UTIs) are among the most common bacterial infections encountered in the ambulatory setting. A UTI occurs when one or more parts of the urinary system (kidneys, ureters, bladder or urethra) become infected with a pathogen (most frequently, bacteria). While many UTIs are not considered life-threatening, if the infection reaches the kidneys, serious illness, and even death, can occur. UTI diagnoses are stratified between either complicated or uncomplicated infections. uUTI refers to the invasion of a structurally and functionally normal urinary tract by a nonresident infectious organism (e.g., acute cystitis), and is diagnosed and commonly treated in an outpatient setting with an oral agent. Conversely, cUTIs, including acute pyelonephritis, are defined as a UTI ascending from the bladder accompanied by local and systemic signs and symptoms, including fever, chills, malaise, flank pain, back pain, and/or costo-vertebral angle pain or tenderness, that occur in the presence of a functional or anatomical abnormality of the urinary tract or in the presence of catheterization, with treatment typically initiated by IV therapy in a hospital setting.

cIAIs have similar challenges to those of cUTIs. These complicated infections extend from a gastrointestinal source, such as the appendix or the colon, into the peritoneal space and can be associated with abscess formation.

The treatment of urinary tract and intra-abdominal infections has become more challenging because of the development of resistance by pathogens responsible for these diseases. There are approximately 15 million emergency room and office visits for symptoms of urinary tract infections (UTIs) and approximately 33 million uUTIs in the United States annually, with approximately 30% of those infections caused by a quinolone non-susceptible organism, and approximately 1% of infections are caused by pathogens that are resistant to all commonly available classes of oral antibiotics. Based on market research, physicians estimated that approximately 35% of these patients are at elevated risk for treatment failure. Proper antibiotic treatment of drug-resistant infections in this group is particularly important due to the risks associated with treatment failure. At-risk patients were defined in the research as patients with recurrent UTIs, elderly patients, patients who have a suspected or confirmed drug-resistant infection, patients with comorbidities (e.g., Diabetes mellitus) or that are immunocompromised, patients that have had a recent hospitalization, patients with a history of prior antibiotic failure and patients in a long-term care setting. Treatment failures pose significant clinical and economic challenges to the healthcare system. In 2022, a retrospective database analysis of 5,395 evaluable outpatient UTI episodes revealed that 22% of patients received an antibiotic to which the pathogen was resistant in vitro, and those patients were almost twice as likely to require a second prescription (34% versus 19%) or be hospitalized (15% versus 8%) within 28 days of the initial prescription fill compared to patients who received an antibiotic to which the pathogen was susceptible. There are also approximately 3.6 million patients with cUTI and approximately 350,000 patients with cIAI that require antibiotic therapy every year in the United States.

Antimicrobial Resistance Is Increasing

E. coli is growing increasingly resistant to many classes of antibiotics, which is especially problematic for patients suffering from UTIs because E. coli is the primary cause of those infections. The market-leading antibiotics, fluoroquinolones (e.g., Cipro, Levaquin) and trimethoprim-sulfamethoxazole (e.g., Bactrim, Septra), currently have E. coli resistance rates over 20% nationally. In 2019, approximately 40% of oral prescriptions for UTIs written in the United States were for fluoroquinolones or trimethoprim-sulfamethoxazole. In hospitals, fluoroquinolones have greater than 30% resistance to E. coli in approximately half the states in the United States, and have greater than 25% resistance rates in nearly 80% of the states. According to national data published by the Centers for Disease Control and Prevention (CDC), fluoroquinolones had greater than 33% resistance to E. coli in the United States in 2019 in hospitalized patients, and in 2020, the national resistance rate of E. coli to fluoroquinolones increased to 35.2%. Further, the national resistance rate of E. coli to cephalosporins, which is a common marker for extended spectrum ß-lactamases (ESBL)-producing E. coli, was estimated to be approximately 13% for the combined years of 2011 to 2015, and in 2020, and the resistance rate to cephalosporins was reported to be 24.7% by the CDC. Between 2000 and 2009 the prevalence of extended spectrum ß-lactamases (ESBL)-producing E. coli and ESBL-producing K. pneumoniae more than doubled from 3.3% to 8.0% and from 9.1% to 18.6%, respectively. During the same timeframe, hospitalizations caused by ESBL-producing organisms increased by about 300%. In a 2022 special report from the CDC describing the U.S. impact of COVID-19 on antimicrobial resistance, rates of ESBL cases increased an estimated 10% from 2019 through 2020, primarily driven by a 32% increase in hospital-onset versus 7% increase in community-onset infections. Data reported by the European Antimicrobial Resistance Surveillance Network (EARS-Net) in Europe demonstrate that in 2022, the prevalence of quinolone resistant E. coli and E. coli resistant to third generation cephalosporins is 22%

(European Union (EU)/European Economic Area (EEA) country range 9.9-46.4%) and 14.3% (EU/EEA country range 5.8-40.2%), respectively. The prevalence of E. coli with combined resistance to third generation cephalosporins, fluoroquinolones, and aminoglycosides is 5.1% (EU/EEA country range 1.5-14.2%).

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

Numbers represent hospital centers from which data were derived

As antibiotic resistance leads to increased costs of treatment and increased morbidity, as well as increased mortality, there is an urgent unmet medical need for antimicrobial agents that can be utilized in community and hospital infections. A recent nationwide database study that evaluated trends in antibiotic resistance in urinary Enterobacterales isolates from ambulatory patients in the United States revealed that antimicrobial resistance was common in urinary Enterobacterales isolates. Isolates with an ESBL-producing phenotype increased by about 30% between 2011 and 2020, and significant increases were also observed in nitrofurantoin non-susceptible Enterobacterales isolates. Resistance rates for all four antibiotic classes (fluoroquinolones, trimethoprim-sulfamethoxazole, nitrofurantoin and β-lactams), were higher than thresholds recommended for use as empiric therapy. The antimicrobial class of penems has the potential to address many of the relevant resistance issues associated with ß-lactam antibiotics because of a targeted spectrum of antibacterial activity and intrinsic stability against hydrolytic attack by many ß-lactamases, including ESBL and AmpC enzymes.

There is a Significant Population at Risk

Based on market research, there are approximately 40 million total prescriptions for uUTIs (including repeat patients) in the United States annually with approximately two-thirds or 26 million of those prescriptions written for patients that are at elevated risk for treatment failure, based on market research. Proper antibiotic treatment of drug-resistant infections in this group is particularly important due to the consequences associated with treatment failure. At-risk patients were defined in the research as patients with recurrent UTIs, elderly patients, patients who have a suspected or confirmed drug-resistant infection, patients with comorbidities (e.g., Diabetes mellitus) or that are immunocompromised, patients that have had a recent hospitalization, patients with a history of prior antibiotic failure and patients in a long-term care setting.

There are also approximately 3.6 million patients with cUTI and approximately 350,000 patients with cIAI that require antibiotic therapy every year in the United States.

Limited Treatment Options

In addition to worsening antibiotic resistance, many of the antibiotics currently used for first-line empiric oral treatment of uUTIs, such as nitrofurantoin and trimethoprim-sulfamethoxazole, suffer from significant safety and tolerability concerns. Pulmonary fibrosis and diffuse interstitial pneumonitis have been observed in patients treated with nitrofurantoin, which is contraindicated in pregnant women after 38 weeks of gestation and newborn children due to hemolytic anemia and in patients with poor renal function. Trimethoprim-sulfamethoxazole is associated with fatal hypersensitivity reactions, embryofetal toxicity, hyperkalemia, gastrointestinal disturbances and rashes, including rare cases of Stevens-Johnson Syndrome. In addition, some antibiotics, such as nitrofurantoin and fosfomycin, have poor tissue penetration. While fluoroquinolones are now the most widely used antibiotic class in treating community and hospital gram-negative infections, the Infectious Diseases Society of America and the European Society for Microbiology and Infectious Diseases recommend against empiric use of fluoroquinolones for uUTIs in their 2010 Update to the International Clinical Practice Guidelines for the Treatment of Acute Uncomplicated Cystitis and Pyelonephritis in Women as they “have a propensity for collateral damage and should be reserved for important uses other than acute cystitis and thus should be considered alternative antimicrobials for acute cystitis.” Similarly, the FDA in its November 2015 Advisory Committee meeting stated that the risk of serious side effects caused by fluoroquinolones generally outweighs the benefits for patients with uUTIs and other uncomplicated infections. Serious side effects associated with fluoroquinolones include tendon rupture, tendinitis, and worsening symptoms of myasthenia gravis and peripheral neuropathy. Subsequently, the FDA mandated labeling modifications for fluoroquinolones antibiotics directing healthcare professionals to reserve fluoroquinolones for patients with no other treatment alternatives. In December 2018 the FDA further warned that fluoroquinolone antibiotics could cause aortic aneurysm and dissection in certain patients, especially older persons. In October 2018, the EMA’s pharmacovigilance risk assessment committee recommended restrictions on the use of broad-spectrum antibiotics, fluoroquinolones and quinolones, following a review of side effects that were reported to be “disabling and potentially long-lasting”. The committee further stated that fluoroquinolones and quinolones should only be used to treat infections where an antibiotic is essential, and others cannot be used.

The limited oral antibiotic treatment options for patients with uUTIs can sometimes result in hospitalization to facilitate administration of IV antibiotics for patients whose infection progresses. In addition, some patients whose uUTI remains uncomplicated may require hospital admission for IV therapy. For patients with cUTIs, the lack of effective oral stepdown options, and the paucity of new treatment options, which is demonstrated by the fact that none of the most commonly used oral agents were initially approved by the FDA in the last two decades, results in the potential for lengthy hospital stays or insertion of a peripherally inserted central catheter to facilitate administration of IV antibiotics, even for some patients with relatively straightforward infections. Therefore, based both on the epidemiology described above and recent discussions with practicing clinicians and pharmacists, we believe there is a pressing need for a novel oral antibacterial therapy for UTI, both complicated and uncomplicated, that has potent activity against ESBL producing and quinolone resistant gram-negative organisms. ORLYNVAH™ is indicated for the treatment of uUTIs in adult women caused by Escherichia coli, Klebsiella pneumonia or Proteus mirabilis (>95% of uUTIs). ORLYNVAH™ has the potential therefore, to be an important new oral treatment for clinicians and patients who have limited or no alternative oral antibiotic treatment options.

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

For the last 30 years, the penem class of antibiotics, including carbapenems such as imipenem, meropenem, doripenem and ertapenem, have been potent and reliable therapeutic options for patients with serious infections. Their spectrum of activity includes those pathogens responsible for infections such as those in the intra-abdominal space, urinary tract, and respiratory tract with a potency as good or better than any other antibiotic class, targeting the cell wall of bacteria, a critical element of bacterial defense. Resistance to the class, generally caused by organisms which have acquired a carbapenemase, is rarely, if ever, seen in the community setting and is primarily localized to patients with substantial healthcare exposures, particularly recent hospitalizations. These drugs are generally very well tolerated. Their limitation is the requirement to be delivered intravenously, restricting their utility to hospitalized patients. ORLYNVAH™ is the first and only FDA-approved oral penem and has the potential therefore, to be an important new oral treatment for clinicians and patients who have limited or no alternative oral antibiotic treatment options.

Our Sulopenem Program

Our sulopenem program has the potential to offer a solution to the problem of antibiotic resistance and the limitations of existing agents. Sulopenem has in vitro activity against gram-negative organisms with resistance to one or more established antibiotics and can be delivered in an oral formulation. If a UTI occurs in the community setting, ORLYNVAH™ can be provided as a tablet, offering an option for care of those with a culture proven or suspected MDR pathogen, namely Escherichia coli, Klebsiella pneumonia or Proteus mirabilis, potentially avoiding the need for hospitalization. If a patient requires hospitalization for an infection due to a resistant organism, treatment can be initiated intravenously with sulopenem and once the infection begins to improve, stepped down to ORLYNVAH™, potentially enabling the patient to leave the hospital.

Potential Advantages of ORLYNVAH™ and Sulopenem

We have developed and are continuing to develop our sulopenem program to offer patients and clinical care providers a new option to treat drug-resistant gram-negative infections with confidence in its antimicrobial activity, and the flexibility to treat patients in the community while getting those hospitalized back home.

Sulopenem’s differentiating characteristics include:

•
Activity as an oral agent and favorable pharmacokinetic profile. Sulopenem is the active moiety with antibacterial activity. ORLYNVAH™ is a prodrug specifically selected among many other prodrug candidates because it enables the absorption of sulopenem from the gastrointestinal tract. It is this oral agent, sulopenem etzadroxil, combined with probenecid that we believe meets an urgent medical need to allow patients with resistant pathogens to be treated safely in the community, as well as allowing hospitalized patients to continue their treatment at home. ORLYNVAH™ is sufficiently absorbed from the gastrointestinal tract to allow the parent compound, sulopenem, to achieve adequate exposure in the tissues and, as demonstrated in animal models, to significantly reduce the burden of offending pathogens.
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
•
Documented safety and tolerability profile. In our completed Phase 3 program, sulopenem and ORLYNVAH™ were well tolerated. In the cIAI clinical trial, among the 668 patients treated, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem. In the cUTI trial, patients received either sulopenem followed by ORLYNVAH™, if eligible for oral therapy, or ertapenem IV followed by ciprofloxacin or amoxicillin-clavulanate, if eligible for oral therapy. Among 1,392 treated patients, treatment-related adverse events were observed in 6.0% and 9.2% of patients on sulopenem and ertapenem, respectively, with the most commonly reported adverse events being headache (3.0% and 2.2%), diarrhea (2.7% and 3.0%) and nausea (1.3% and 1.6%), on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 0.4% of patients on sulopenem and 0.6% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 2.0% of patients on sulopenem and 0.9% of patients on ertapenem. In the uUTI trial (SURE 1), patients received either ORLYNVAH™ or ciprofloxacin. Among 1,660 treated patients, treatment related adverse events were observed in 17.0% and 6.2% of patients on sulopenem and ciprofloxacin, respectively. The most commonly reported adverse events were diarrhea (12.4% and 2.5%), nausea (3.7% and 3.6%), and headache (2.2% and 2.2%), for sulopenem and ciprofloxacin patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 1.6% of patients on sulopenem and 1.0% of patients on ciprofloxacin. Serious adverse events were seen in 0.7% of patients on sulopenem with one drug-related serious adverse event due to transient angioedema and 0.2% of patients on ciprofloxacin with no drug-related serious adverse event. In the REASSURE clinical trial, patients received either ORLYNVAH™ or Augmentin®. Among 2,214 treated patients, treatment related adverse events were observed in 18.9% and 12.3% of patients on ORLYNVAH™ and Augmentin®, respectively. The most commonly reported adverse events were diarrhea (8.1% and 4.1%), nausea (4.3% and 2.9%), and headache (2.2% and 1.5%), for ORLYNVAH™ and Augmentin® patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 0.7% of patients on ORLYNVAH™ and 0.4% of patients on Augmentin®. Serious adverse events were seen in 0.0% of patients on ORLYNVAH™ and 0.5% of patients on Augmentin® with no drug-related serious adverse event.
•
Availability of an IV formulation. Patients sick enough to require hospitalization may not be good candidates for initial oral therapy given potential uncertainties around the ability to absorb drugs due to diminished gastrointestinal and target tissue perfusion in patients with compromised cardiovascular status associated with sepsis or reduced gastrointestinal motility. An IV and oral formulation will enable the conduct of clinical registration trials in a manner consistent with typical clinical practice, allow for confidence in the initiation of therapy in seriously ill patients and offer both important formulations as therapeutic options. There is no IV formulation currently approved.
•
Established manufacturing program. The synthetic pathway for sulopenem, initially defined in the 1980s, has now evolved through its third iteration, incorporating improvements in yield and scalability. We have registered two different contract manufacturing organizations to manufacture the active pharmaceutical ingredient (API) for ORLYNVAH™. We have API for commercial launch of ORLYNVAH™. Subject to the outcome of our strategic process and our ability to raise sufficient capital, should we decide to build a commercial infrastructure to launch ORLYNVAH™ in the United States, we will initially rely on a single third-party facility to manufacture all of our sulopenem tablets. Given the importance of ORLYNVAH™ to our potential commercial results, we will consider establishing additional sources in the future if we pursue commercializing ORLYNVAH™ in the United States.

Market Opportunity for ORLYNVAH™

We expect the commercial opportunity for ORLYNVAH™ to be substantial with initial focus on the treatment of uUTIs in elevated risk patients caused by drug-resistant pathogens in the community. We estimate that approximately 30% of uUTIs in the United States are caused by quinolone non-susceptible pathogens, and approximately 1% of infections are caused by pathogens that are resistant to all commonly available classes of oral antibiotics.

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

We believe ORLYNVAH™’s value proposition will aid physicians in the community setting to address the unmet need for a safe and effective oral uUTI therapy to treat the growing number of patients with suspected or confirmed resistant pathogen(s). In addition, we believe our sulopenem program will offer a compelling value proposition to hospitals by enabling the transition of patients from IV therapy in the inpatient setting to an oral therapy in the community.

Clinical Development Program

The objective of our sulopenem program was and continues to be, delivery to patients of an oral and IV formulation of sulopenem approved in the United States and Europe for the treatment of infections due to resistant gram-negative pathogens. Sulopenem’s spectrum of activity, the availability of an oral agent delivered in a convenient dosing schedule and the evolving safety profile supported its further development for the target indications of uUTI, cUTI and cIAI. ORLYNVAH™ is the oral prodrug metabolized to sulopenem, its therapeutically active form, combined with probenecid.

Both sulopenem and ORLYNVAH™ have received Qualified Infectious Diseases Products (QIDP) designation status for the indications of uUTI, cUTI and cIAI as well as for community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP designation status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. We had received feedback on the development program in an end of Phase 2 meeting with the FDA, which provided guidance on the size of the safety database, the non-clinical study requirements, the design of the Phase 1 and Phase 3 clinical trials, the pediatric development plan, as well as support for the proposed chemistry, manufacturing, and controls (CMC) development activities through production of commercial supplies. The Phase 3 clinical trials for treatment of cIAI, cUTI and uUTI received SPA agreements with the FDA. All three Phase 3 clinical trials were initiated in the third quarter of 2018 and completed enrollment by the end of 2019. In December 2019, we announced that sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy for the cIAI trial. EMA Scientific Advice received by us, consistent with the existing guidance for this indication, supports an endpoint assessed earlier than the primary study endpoint and a non-inferiority margin of -12.5%. In the second quarter of 2020, we announced the results of our Phase 3 clinical trials in cUTI and uUTI. In the cUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapies, with the difference in response rates driven almost entirely by higher rates of asymptomatic bacteriuria on the sulopenem IV to oral sulopenem arm relative to the ertapenem IV to oral ciprofloxacin arm, only evident at the test of cure visit. The rates of patients receiving additional antibiotics or with residual cUTI symptoms were similar between therapies. Similarly, in the uUTI trial, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to ciprofloxacin in the population of patients with baseline pathogens susceptible to ciprofloxacin, driven to a large degree by a greater amount of asymptomatic bacteriuria in the sulopenem treated patients at the test of cure visit relative to those receiving ciprofloxacin. However, in the uUTI trial, in the population of patients with baseline pathogens resistant to quinolones, sulopenem achieved the related primary endpoint by demonstrating superiority to ciprofloxacin, providing evidence of a treatment effect in patients with uUTI. Notwithstanding failure to meet the endpoints described above, in all three Phase 3 clinical trials, at all timepoints measured, the clinical response to sulopenem and/or oral sulopenem was similar to the comparator regimen (non-inferior), except in the instance of the quinolone non-susceptible population in the Phase 3 uUTI trial in which oral sulopenem was statistically superior. Further, we believe the secondary supporting analyses and safety data support the potential of sulopenem in the treatment of multi-drug resistant infections. Based on discussions with the FDA at a pre-NDA meeting in September 2020 and previous correspondence with the FDA, we submitted an NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen in the fourth quarter of 2020 and the FDA accepted the application for review in January 2021. As described above, we received a CRL from the FDA on July 23, 2021 in respect of our NDA. The CRL provided that the FDA had completed its review of the NDA and had determined that it could not approve the NDA in its present form. The CRL further provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study was designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that ORLYNVAH™ met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical PK/PD studies to support dose selection for the proposed treatment indication(s), which we completed as recommended by the FDA. We resubmitted our NDA to the FDA in April 2024 and received approval for ORLYNVAH™ by the FDA in October 2024 for the treatment of uncomplicated uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options.

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

N = bacterial samples; each product candidate was tested using the same sample size

% S = percentage susceptible, meaning the proportion of the number of isolates tested that had a MIC below the FDA defined susceptibility breakpoint; boxed values signify a percentage susceptible below 80%, which is the threshold for concern for use of an antibiotic before a culture is available

* Susceptibility breakpoints are established by the FDA and documented in product labeling based on the antibacterial agent treatment efficacy in Phase 3 clinical trials associated with a specific MIC. See below, susceptibility breakpoints recommended by the FDA for ORLYNVAH™.

FDA Susceptibility Breakpoints for ORLYNVAH™

The FDA-recommended broth microdilution (MIC) and disk diffusion interpretive criteria (breakpoints) for ORLYNVAH™ are set out in the table below:

Indicated Pathogens	Broth Microdilution Method (MIC)			Disk Diffusion Method Zone Diameter (BP)
	Susceptible (S) mcg/mL	Intermediate (I) mcg/mL	Resistant (R) mcg/mL	Susceptible(S) mm	Intermediate(I) mm	Resistant (R) mm
E. coli	≤0.25	0.5	≥1.0	≥19	16-18	≤15
K. pneumoniae	≤0.25	0.5	≥1.0	≥19	16-18	≤15
P. mirabilis	≤0.25	0.5	≥1.0	≥19	16-18	≤15

BPs = break points

MIC = minimum inhibitory concentration

ORLYNVAH™

We have designed ORLYNVAH™ to include probenecid, a pharmacokinetic enhancer that delays the excretion through the kidneys of sulopenem and other ß-lactam antibiotics and has been extensively used for this purpose and the treatment of gout. It enables us to maximize the antibacterial potential of any given dose of oral sulopenem.

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

Phase 3 Clinical Trials - SURE 1, SURE 2, SURE 3

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

In the Phase 3 cUTI trial (SURE 2), clinical outcome at the test-of-cure visit was noted as cure for those patients who are alive, who demonstrate resolution of the symptoms of cUTI present at trial entry (and no new symptoms) such that no new antibiotics are required, as well as the demonstration that the bacterial pathogen(s) found at trial entry are reduced to <103 CFU/mL on urine culture on Day 21. The primary endpoint was clinical and microbiologic response on Day 21 in the micro-MITT population. The micro-MITT population consists of those randomized patients who received a dose of study drug and had a gram-negative organism isolated in their urine. In this population, the difference in outcomes was 6.1% with a 95% confidence interval on that difference of -12.0% to -0.1%. Non-inferiority for the primary endpoint required that the lower limit of the difference in the outcome rates be >-10%.

	Sulopenem	Ertapenem	Difference (95% Confidence Interval)
Test of Cure
microMITT	67.80%	73.90%	-6.1% (-12.0, -0.1)
Clinically Evaluable	89.4%	88.4%	1.0% (-3.1, 5.1)
End of Treatment
Overall Response	86.70%	88.90%	-2.2% (-6.5, 2.2)

In the Phase 3 cIAI trial (SURE 3), clinical outcome at the test-of-cure visit was noted as cure for those patients who are alive, have resolution in signs and symptoms of the index infection and for whom no new antibiotics or interventions for treatment failure were required. The primary endpoint was clinical response on Day 28 in the micro-MITT population. The micro-MITT population consists of those randomized patients who received a dose of study drug and had a gram-negative organism isolated from their infection site. In this population, the difference in outcomes was 4.7% with a 95% confidence interval on that difference of -10.3% to 1.0%. Non-inferiority for the primary endpoint required that the lower limit of the difference in the outcome rates be >-10%:

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

Phase 3 Clinical Trial – REASSURE

In July 2022, we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study was designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that ORLYNVAH™ met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. A brief overview of the comparator agent, sample size, timing of efficacy assessment and duration of oral dosing is provided in the graphic above. Non-inferiority in this clinical trial is defined by the lower limit of the 95% confidence interval for the treatment difference of no more than -10%.

The table below summarizes the key efficacy data for REASSURE at the TOC visit:

	ORLYNVAH™ 500 mg/500 mg BID N=480 n (%)	Augmentin® (Amoxicillin/clavulanate) 875 mg/125 mg BID N=442 n (%)	Treatment Difference[i] (95% CI)
Overall Responseii	296 (61.7)	243 (55.0)	6.7 (0.3, 13.0)
Clinical Successiii	371 (77.3)	339 (76.7)	0.6 (-4.8, 6.1)
Microbiological Successiv	361 (75.2)	295 (66.7)	8.5 (2.6, 14.3)

[i] Difference in oral sulopenem versus Augmentin®in the m-MITTS population

[ii] Combined clinical and microbiological success (primary endpoint)

[iii] Clinical success at TOC = symptom resolution + no new uUTI symptoms

[iv] Eradication of qualifying uropathogen to <103 CFU/mL at TOC visit

Safety Profile of ORLYNVAH™ and Sulopenem

Sulopenem is a thiopenem and a member of the class of ß-lactam antibiotics, a class from which numerous safe and well tolerated antibiotics have been available for over 30 years.

In the cIAI trial, among 668 treated patients, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem. In the cUTI trial, patients received either sulopenem followed by ORLYNVAH™, if eligible for oral therapy, or ertapenem IV followed by ciprofloxacin or amoxicillin-clavulanate, if eligible for oral therapy. Among 1,392 treated patients, treatment-related adverse events were observed in 6.0% and 9.2% of patients on sulopenem and ertapenem, respectively, with the most commonly reported adverse events being headache (3.0% and 2.2%), diarrhea (2.7% and 3.0%) and nausea (1.3% and 1.6%), on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 0.4% of patients on sulopenem and 0.6% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 2.0% of patients on sulopenem and 0.9% of patients on ertapenem. In the uUTI trial (SURE 1), patients received either ORLYNVAH™ or ciprofloxacin. Among 1,660 treated patients, treatment related adverse events were observed in 17.0% and 6.2% of patients on sulopenem and ciprofloxacin, respectively. The most commonly reported adverse events were diarrhea (12.4% and 2.5%), nausea (3.7% and 3.6%), and headache (2.2% and 2.2%), for ORLYNVAH™, and ciprofloxacin patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 1.6% of patients on ORLYNVAH™ and 1.0% of patients on ciprofloxacin. Serious adverse events were seen in 0.7% of patients on ORLYNVAH™, with one drug-related serious adverse event due to transient angioedema, and 0.2% of patients on ciprofloxacin with no drug-related serious adverse event. In the recently completed uUTI trial, REASSURE, patients received either ORLYNVAH™ or Augmentin®. Among 2,214 treated patients, treatment related adverse events were observed in 18.9% and 12.3% of patients on ORLYNVAH™ and Augmentin®, respectively. The most commonly reported adverse events were diarrhea (8.1% and 4.1%), nausea (4.3% and 2.9%), and headache (2.2% and 1.5%), for ORLYNVAH™ and Augmentin® patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 0.7% of patients on ORLYNVAH™ and 0.4% of patients on Augmentin®. Serious adverse events were seen in 0.0% of patients on ORLYNVAH™ and 0.5% of patients on Augmentin® with no drug-related serious adverse event.

Data is also available for oral sulopenem collected in healthy volunteers in the Phase 1 program conducted by Pfizer and Iterum that is consistent with the adverse event profile observed above. An additional adverse event of interest identified with the oral prodrug, as further assessed in detail in clinical trial IT001-101, is loose stool/diarrhea, which was considered of mild severity and self-limited, as seen with other broad spectrum oral antibiotics with activity against the anaerobic flora of the gastrointestinal tract. During the seven-day dosing interval, the incidence of diarrhea, defined as having three or more episodes of loose stool in one day or having two or more episodes of loose stool per day for two consecutive days, peaked at 13% on Day 3 and fell to 2% by Day 7, with no patient discontinuing their dosing due to this event. For patients who took their dose with food, the peak incidence was 9%, dropping again to 3% by Day 4, similar to placebo. Some patients also identified a mild change in the odor of their urine after dosing with either the oral or IV formulations, as can be seen with other ß-lactam antibiotics.

We received a waiver from the FDA for the requirement of performing a thorough QT interval study given the lack both of any significant preclinical findings and signals in Phase 1 clinical trials during which intensive electrocardiogram monitoring was performed. The EMA in written scientific advice also agreed that a QT interval study is not warranted. A preclinical study of the hydrolysis product of etzadroxil (2-ethylbutyric acid) has been performed in which no effect on plasma carnitine in rats was identified, while a significant effect of a different prodrug moiety, pivoxil, was observed. No reports of seizures, seen with some members of the carbapenem class, were noted in preclinical studies or clinical trials.

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

Under the Pfizer License, we have paid Pfizer a one-time nonrefundable upfront fee of $5.0 million, a total of $15.0 million in clinical milestones based on first patient dosed in our Phase 3 clinical trials with sulopenem etzadroxil and sulopenem IV. Upon approval of oral sulopenem for commercial sale in the United States by the FDA, we agreed to make a regulatory milestone payment of $20.0 million to Pfizer. In accordance with the Pfizer License, we had the option to deliver notice of our election to defer such payment for up to two years from the date of such approval and a promissory note in the amount of $20.0 million to Pfizer within 30 calendar days of such approval. We delivered the notice and a promissory note to Pfizer in the amount of $20.0 million on October 28, 2024. The note accrues interest at an annual rate of eight percent on a daily compounded basis until paid in full.

We are obligated to pay Pfizer additional milestone payments upon the achievement of other specified regulatory milestones as well as potential sales milestones upon achievement of net sales ranging from $250.0 million to $1.0 billion for each product type (sulopenem etzadroxil and other prodrugs, and sulopenem and other non-prodrugs). We are also obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage of marginal net sales of each licensed product. Pfizer also received 381,922 of our Series A preferred shares (which converted to 25,461 ordinary shares in connection with our initial public offering) at a value of $15.71 per share as additional payment for the licensed rights. In addition, if we sublicense or assign any of our rights to any licensed products to a third party, and we receive in connection with such transaction a threshold amount of at least a low nine figure dollar amount over a specified period of time, we will be obligated to pay Pfizer an additional one-time payment of a low eight figure dollar amount.

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

We own four U.S. patents, one Japanese patent, one Korean patent and one Australian patent, with one U.S. patent, the Japanese patent, the Korean patent and the Australian patent directed to the composition of the bilayer tablet of oral sulopenem and its related preparations and/or uses. Two U.S. patents are directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. One U.S. patent is directed to the method of use of sulopenem etzadroxil, probenecid, and valproic acid in treating multiple diseases. The patents owned by us are scheduled to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions. We also own three pending U.S. patent applications, and 26 pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. We were notified that one pending Canadian patent application, which is directed to the bilayer tablet of oral sulopenem and its related preparations and/or uses, was allowed in 2024. This Notice of Allowance concludes the substantive examination of the patent application and will result in the issuance of a Canadian patent after administrative processes are completed. One pending Australian patent application, which is directed to the use of sulopenem etzadroxil and probenecid in treating multiple diseases, including uUTI, was also recently allowed. Any U.S. or foreign patents issuing from the pending applications are projected to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions. In addition to patents owned by us, we also rely on the Pfizer License for intellectual property rights that are important or necessary for the development of sulopenem etzadroxil and the IV formulation of sulopenem. We do not however license any patent rights that cover the IV formulation of sulopenem and all patent rights covering the compound sulopenem expired prior to us entering into the Pfizer License. We also rely, in some circumstances, on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Intellectual Property Relating to Oral Sulopenem

As of January 31, 2025, we exclusively license from Pfizer two U.S. patents and three foreign patents, including one U.S. patent directed to composition of matter of sulopenem etzadroxil, which is projected to expire in 2029, subject to potential extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, to 2034, and three foreign patents related to sulopenem etzadroxil. We own four U.S. patents, one Japanese patent, one Korean patent and one Australian patent, with one U.S. patent, the Japanese patent, the Korean patent and the Australian patent directed to the composition of the bilayer tablet of oral sulopenem and its related preparations and/or uses. Two U.S. patents are directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs. One U.S. patent is directed to the method of use of sulopenem etzadroxil, probenecid, and valproic acid in treating multiple diseases. The patents owned by us are scheduled to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions. We also own three pending U.S. patent applications, and 26 pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid. We were notified that one pending Canadian patent application, which is directed to the bilayer tablet of oral sulopenem and its related preparations and/or uses, was allowed in 2024. This Notice of Allowance concludes the substantive examination of the patent application and will result in the issuance of a Canadian patent after administrative processes are completed. One pending Australian patent application, which is directed to the use of sulopenem etzadroxil and probenecid in treating multiple diseases, including uUTI, was also recently allowed. Any U.S. or foreign patents issuing from the pending applications are projected to expire between 2039 and 2041, excluding any additional term for patent adjustments or patent term extensions.

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

We believe the key competitive factors that will affect the development and commercial success of ORLYNVAH™, oral sulopenem in additional indications, and sulopenem, if approved, will be efficacy, coverage of drug-resistant strains of bacteria, safety and tolerability profile, reliability, convenience of oral dosing, price, availability of reimbursement from governmental and other third-party payors and susceptibility to drug resistance.

There are a variety of available oral therapies marketed for the treatment of multi-drug resistant infections that we expect to compete with ORLYNVAH™ and would compete with oral sulopenem in additional indications, such as levofloxacin, ciprofloxacin, nitrofurantoin, fosfomycin, amoxicillin-clavulanate, cephalexin, trimethoprim-sulfamethoxazole and pivmecillinam. ORLYNVAH™ could also compete with a few oral antibiotics currently in late-stage clinical development to treat uUTIs, including gepotidacin from GlaxoSmithKline.

We believe that ORLYNVAH™ could compete effectively against these compounds on the basis of ORLYNVAH™'s potential:

•
broad range of activity against a wide variety of resistant and MDR gram-negative bacteria;
•
low probability of drug resistance;
•
favorable safety and tolerability profile;
•
convenient oral dosing regimen and opportunity to step down from IV-administered therapy; and
•
use as a monotherapy treatment for resistant and MDR gram-negative infections.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from AbbVie Inc. and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla Limited, Xerava from Innoviva, Inc, Recarbrio from Merck & Co, and Fetroja from Shionogi & Co., Ltd.

If approved, we believe that sulopenem would compete effectively and potentially occupy an earlier place in treatment against these compounds on the basis of sulopenem’s potential, including that sulopenem:

•
allows physicians to stay in the same molecule with stepdown therapy to ORLYNVAH™;
•
has a convenient once a day dosing over a three-hour infusion period;
•
has a broad spectrum activity against a wide variety of resistant and MDR gram-negative bacteria;
•
has a low probability of drug resistance; and
•
has a favorable safety and tolerability profile.

QIDP Status

As noted above, the FDA has designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI and cIAI as well as community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status makes sulopenem eligible to benefit from certain incentives for the development of new antibiotics provided under the GAIN Act. Further, QIDP status could add five years to any other regulatory exclusivity period that may be granted. For example, in October, 2024, the FDA confirmed that an additional five years of marketing exclusivity under the GAIN Act will be added to the regulatory exclusivity granted upon approval of ORLYNVAH™, resulting in a total of ten years marketing exclusivity. QIDP status for other indications is also possible given the coverage of gram-negative and gram-positive bacteria by sulopenem, pending submission of additional documentation and acceptance by the FDA. Fast track status provides an opportunity for more frequent meetings with the FDA, more frequent written communication related to the clinical trials, eligibility for accelerated approval and priority review and the potential for a rolling review.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, clinical trials, testing, manufacture, including any manufacturing changes, authorization, pharmacovigilance, adverse event reporting, recalls, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, import and export of pharmaceutical products and product candidates such as those we are developing. The processes for obtaining regulatory approvals in the United States and in other countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by government agencies in ways that may have a significant impact on our business.

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
•
payment of user fees pursuant to the PDUFA;
•
securing FDA review and approval of the NDA authorizing marketing of the new drug product for particular indications in the U.S.; and
•
commitment to comply with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (REMS) and the potential requirement to conduct post-approval studies.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Preclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with GLP regulations and the United States Department of Agriculture’s Animal Welfare Act. A drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Such studies are typically referred to as IND-enabling studies. Some preclinical testing may continue even after the IND is submitted. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act (PHSA) that required animal testing in support of an NDA or BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee (DMC). This group provides authorization as to whether or not a trial may move forward at designated checkpoints based on review of available data from the study, to which only the DMC maintains access. Suspension or termination of development during any phase of a clinical trial can occur if the DMC determines that the participants or patients are being exposed to an unacceptable health risk or for other reasons.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan (DAP) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.

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

Reporting Clinical Trial Results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health (the NIH). In particular, information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017.

The PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 19, 2024, the FDA has issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

Submission and Review of an NDA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2025 is $4,310,002 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2025 is $403,889. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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

The FDA may give a priority review designation to drugs meant to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six and ten month review periods are measured from the “filing” date for NDAs for new molecular entities. The FDA will automatically give a priority review designation for the first application submitted in respect of a product for which a QIDP designation was granted.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including post-approval clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. For example, in addition to reporting of adverse reactions to ORLYNVAH™, post marketing requirements for ORLYNVAH™ also include conducting a U.S. surveillance study over a five-year period after the introduction of ORLYNVAH™ to the market to determine if resistance or decreased susceptibility to ORLYNVAH™ is occurring in the target population of bacteria identified in the approved label for ORLYNVAH™.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. This guidance was finalized by the FDA in January 2025.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. For example, later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act (PDMA) was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act (DSCSA) became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and effectiveness of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and effectiveness for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.

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

Upon approving an application for a QIDP, the FDA will extend by an additional five years any regulatory exclusivity period awarded, such as a five-year exclusivity period awarded for a new molecular entity. In October 2024, the FDA confirmed that an additional five years of marketing exclusivity under the GAIN Act will be added to the regulatory exclusivity granted upon approval of ORLYNVAH™, resulting in a total of ten years marketing exclusivity. This extension is in addition to any pediatric exclusivity extension awarded, and the extension will be awarded only to a drug first approved on or after the date of enactment.

The GAIN Act provisions prohibit the grant of an exclusivity extension where the application is a supplement to an application for which an extension is in effect or has expired, is a subsequent application for a specified change to an approved product or is an application for a product that does not meet the definition of QIDP based on the uses for which it is ultimately approved.

Pediatric Exclusivity

Pediatric exclusivity is another type of regulatory exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing patent or non-patent regulatory exclusivity, including orphan exclusivity, for drug products. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the period during which the FDA cannot approve another application.

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

Federal and state data privacy laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Department of Health and Human Services (HHS) has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.

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

Non-clinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with GLP principles as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EU Clinical Trials Registry (https://eudract.ema.europa.eu).

Marketing Authorization

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within

67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, a sponsor submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Within this framework, manufacturers may seek approval of hybrid medicinal products under Article 10(3) of Directive 2001/83/EC. Hybrid applications rely, in part, on information and data from a reference product and new data from appropriate preclinical tests and clinical trials. Such applications are necessary when the proposed product does not meet the strict definition of a generic medicinal product, or bioavailability studies cannot be used to demonstrate bioequivalence, or there are changes in the active substance(s), therapeutic indications, strength, pharmaceutical form or route of administration of the generic product compared to the reference medicinal product. In such cases the results of tests and trials must be consistent with the data content standards required in the Annex to the Directive 2001/83/EC, as amended by Directive 2003/63/EC.

Hybrid medicinal product applications have automatic access to the centralized procedure when the reference product was authorized for marketing via that procedure. Where the reference product was authorized via the decentralized procedure, a hybrid application may be accepted for consideration under the centralized procedure if the sponsor shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation, or the granting of a single marketing authorization for the medicinal product is in the interest of patients in the EU.

Conditional Marketing Authorization

In particular circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional MA may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new clinical trials and with respect to the collection of pharmacovigilance data. Conditional MAs are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional MA.

Exceptional Circumstances

A MA may also be granted “under exceptional circumstances” under Article 14(8) of Regulation (EC) No 726/2004 when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the European Union Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

Regulatory Data Protection

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company can complete a full MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

In this context, it should be noted that the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.

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

Brexit and the Regulatory Framework in the United Kingdom

The U.K.’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (the MHRA) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern

Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the HMR) as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

As of January 1, 2024 on, a new international recognition procedure (IRP) applies which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (RRs). The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.).The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

On June 23, 2016, the electorate in the United Kingdom (U.K.) voted in favor of leaving the EU, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the U.K. and whether personal information can transfer from the EU to the U.K. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the U.K., it is unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR, although these transfers currently are permitted by an adequacy decision from the European Commission. The U.K. government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future. The U.K. and the U.S. have also agreed to a U.S.-U.K. “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the U.K. to the United States. In addition to the U.K., Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data

Privacy Framework and the U.S.-U.K. Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

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

Other Healthcare Laws

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug product candidates which obtain marketing approval. In addition to FDA restrictions on marketing of pharmaceutical products, pharmaceutical manufacturers are exposed, directly, or indirectly, through customers, to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which a pharmaceutical manufacturer can market, sell and distribute drug products. Such laws include, without limitation the federal Anti-Kickback Statute; the federal false claims and civil monetary penalty laws, including the federal False Claims Act; HIPAA; HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, and its implementing regulations; the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” and its implementing regulations; and state and foreign law equivalents of each of the aforementioned federal laws, such as anti-kickback and false claims laws.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP), to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (PhRMA), but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota  and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022 (IRA), further delayed implementation of this rule to January 1, 2032.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On October 2, 2024, in final guidance, CMS indicated that it would announce the selection of up to 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. That announcement was made on January 17, 2025. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (Chamber), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Commercialization Strategy and Organization

After receiving positive data from our REASSURE trial, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing stakeholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Since we may not ultimately pursue or consummate a strategic transaction, we have begun to evaluate other options for maximizing the value of ORLYNVAH™, which may include seeking raising capital to support the commercialization of ORLYNVAH™.

We have not yet established a commercial organization or distribution capabilities for ORLYNVAH™. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may commercialize ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting.

Subject to the outcome of our strategic process and our ability to raise sufficient capital, we may, directly or through a commercial partner, plan to build an awareness program to familiarize physicians in the community setting with the rising rate of resistance of pathogens to the current oral therapies for uUTI, and in particular, the resistance rate of E. coli to quinolones in the specific areas those physicians are practicing. Additionally, subject to the outcome of our strategic process and our ability to raise sufficient capital, we may, directly or through a commercial partner, plan to develop marketing, sales and training materials as well as begin interacting with physicians to discuss the uUTI disease state and challenges that the existing treatments are facing.

Subject to the outcome of our strategic process and our ability to raise sufficient capital, we may, directly or through a commercial partner, plan to build a commercial infrastructure to launch ORLYNVAH™ in the United States. We expect that any commercial infrastructure would be led operationally by highly experienced management personnel and would be comprised of a sales force, marketing team, health resource group and a managed markets group focused on reimbursement and access with third-party payors. We expect that any commercialization plan would include a patient and healthcare practitioner support group to assist with information requests, reimbursement logistics and assistance, and provide educational materials where appropriate.

In the event we were to build a commercial infrastructure ourselves, we would expect our sales team would focus its efforts on the physicians in the community and we would plan to segment these physicians into priority targets based on three key variables: the rate of resistance in a physician’s territory, the number of prescriptions generated by an individual physician for uUTI and the commercial payor coverage in that territory. With these target physicians, we would plan to deploy our commercial resources to highlight the patient profiles that would be appropriate for ORLYNVAH™, including patients with suspected or known quinolone resistant pathogens. We expect our commercial teams would work with physicians in the infectious disease field to answer questions regarding ORLYNVAH™ and its clinical results and its pharmacokinetic profile, conduct medical education events regarding the emerging science and build awareness of sulopenem. To the extent access for, and awareness of, our sulopenem program was to increase, we would plan to broaden our target audience and geography by increasing the number of sales representatives to capture a larger percentage of the market.

In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we would likely focus our initial commercial efforts on the U.S. market, which we believe represents the largest market opportunity for our sulopenem program. We are currently evaluating a potential commercialization strategy outside the United States and believe that Europe and Asia represent significant opportunities because of rising rates of ESBL and quinolone resistance in these geographies, which in many countries exceeds the United States’ resistance rate.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of any of our product candidates. We have relied on a small number of third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for our preclinical research and clinical trials and will continue to do so should we proceed to build a commercial infrastructure to launch ORLYNVAH™ in the United States. As of January 31, 2025, we had a 3-person team dedicated to managing the relationships with these manufacturers and the manufacturing process. Due to the complex and critical nature of drug manufacturing, we have employed a dual sourcing strategy in order to register two suppliers and validate one supplier for sulopenem etzadroxil API, with each supplier capable of producing commercial scale quantities under cGMP conditions. We also have a third-party manufacturer that is able to produce the ORLYNVAH™ bilayer tablets. Given the importance of ORLYNVAH™ to our potential commercial results, we will consider establishing additional sources in the future if we pursue commercializing ORLYNVAH™ in the United States.

Employees and Human Capital

As of January 31, 2025, we had nine full-time employees, including a total of two employees with M.D. or Ph.D. degrees. We are also supported by consultants and contractors in most areas of the business, including clinical, regulatory, CMC, Quality Assurance and finance and business and operations support. Three of our employees are primarily engaged in research and development activities, with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be good. We may need to increase our workforce to support commercialization activities, and, if we pursue additional clinical work related to other indications, we may increase our research and development headcount.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing employees and additional employees that may be hired. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of share-based compensation awards.

Our Corporate Information

We were incorporated under the laws of the Republic of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. Our executive offices are located at 3 Dublin Landings, North Wall Quay, Dublin 1, D01 C4E0, Ireland, and our telephone number is (+353) 1 903 8354.

Available Information

We maintain a website with the address www.iterumtx.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the Exchange Act). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports, proxy and information statements and other information that we file with the SEC on the SEC’s web site at www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission (SEC) in evaluating our company and our business. Investing in our ordinary shares involves a high degree of risk. If any of the events described in the following Risk Factors and the risks described elsewhere in this Annual Report on Form 10-K actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our ordinary shares could decline, and you may lose all or part of your investment.

Risks Related to Our Evaluation of Strategic Options

Our exploration and pursuit of strategic alternatives may not be successful.

Our board of directors, after receiving positive data from our REASSURE clinical trial in January 2024, determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing stakeholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of U.S. Food and Drug Administration (FDA) approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been prioritized.

Despite our plan to devote significant efforts to identify and evaluate potential strategic options, the process may not result in any definitive offer to consummate such a transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance shareholder value or deliver expected benefits. Since we may not ultimately pursue or consummate a strategic transaction, we have begun to evaluate other options for maximizing the value of ORLYNVAH™, which may include seeking to raise capital to support the commercialization of ORLYNVAH™.

In the event that we do not successfully identify a viable strategic option or, consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations and commercialize ORLYNVAH™, our board of directors may determine that a liquidation and dissolution of our business approved by shareholders is the best method to seek to maximize shareholder value.

In the event that we do not successfully identify a viable strategic option or, consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations and commercialize ORLYNVAH™, our board of directors may determine that a liquidation and dissolution of our business approved by shareholders is the best method to seek to maximize shareholder value. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic alternative for our business will result in a successfully consummated transaction. If we are unable to identify a viable strategic option or if such a transaction is not completed in a timely manner, or if we are unable to raise sufficient capital to fund our operations and commercialize ORLYNVAH™, our board of directors may determine that a liquidation and dissolution of our business approved by shareholders is the best method to seek to maximize stakeholder value. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic options.

In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of our business, we would be required under Irish company law (in addition to paying the costs of the liquidation) to pay our outstanding obligations, including amounts owed to Pfizer Inc. (Pfizer), as well as to make reasonable provisions for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. As a result of this requirement, a portion of our assets may need to be reserved pending the satisfaction of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of our business. If a liquidation and dissolution are pursued, our board of directors, in consultation with its legal and financial advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.

Accordingly, holders of our ordinary shares and other securities could lose all or a significant portion of their investment in the event of a liquidation and dissolution of our company.

Risks Related to Our Financial Position and Capital Requirements

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to delay or reduce the scope of our development programs, commercialization activities and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2024, we had $24.1 million of cash and cash equivalents. Subsequently, we have paid off debt and sold additional ordinary shares under the “at the market offering” agreement (the Sales Agreement), entered into on October 7, 2022, with H.C. Wainwright & Co. LLC ( HC Wainwright), as agent, pursuant to which we may offer and sell our ordinary shares for aggregate gross proceeds of up to $25.0 million, from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the Securities Act). Based on our available cash resources, we do not believe that our existing cash and cash equivalents, will enable us to fund our operating expenses for the next 12 months from the date of filing this Annual Report on Form 10-K.

This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Management’s plans in this regard are described in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, although Management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program.

We have a limited operating history, have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of December 31, 2024, we had an accumulated deficit of $486.1 million, cash and cash equivalents of $24.1 million. On October 25, 2024, we received approval of our New Drug Application (NDA) by the FDA for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections (uUTIs) caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options.

We have financed our operations to date primarily with the issuance of ordinary shares, nominal value $0.01 per share (the ordinary shares), and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the 2020 Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. On October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On December 10, 2024 we filed a prospectus supplement with the SEC pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement. In August 2024, we completed a rights offering (the 2024 Rights Offering) in which we sold an aggregate of 12,243,930 non-transferable subscription rights to purchase an aggregate of 6,121,965 units (Units) at a subscription price of $1.21 per whole Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance. The net proceeds from the 2024 Rights Offering, after deducting dealer-manager fees and other offering expenses payable by us, were $5.4 million. During the year ended December 31, 2024, we sold 10,327,787 ordinary shares under the Sales Agreement at an average price of $1.94 per share for net proceeds of $19.4 million. As of December 31, 2024, net proceeds of $18.0 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering, February 2021 Underwritten Offering and the 2024 Rights Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program. On January 31, 2025, our Exchangeable Notes matured and the aggregate outstanding principal amount of $11.1 million together with accrued and unpaid interest became due. We repaid the aggregate principal and accrued and unpaid interest to noteholders in full on January 31, 2025.

Following receipt of the complete response letter from the FDA in relation to our NDA for oral sulopenem in July 2021 (the CRL), in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and limited spending to essential costs required in connection with the resubmission of the NDA. After receiving positive data from our REASSURE clinical trial, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been prioritized. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we would expect to continue to incur significant expenses and increasing operating losses if we engage a commercial partner and/or seek to directly commercialize ORLYNVAH™, seek marketing approval for other product candidates, if clinical trials are successful, and engage and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially if and as we:

•
establish sales, marketing and distribution capabilities either directly or through a third-party, to commercialize ORLYNVAH™ in the United States;
•
establish sales, marketing and distribution capabilities either directly or through a third-party, to commercialize oral sulopenem in additional indications and/or any future product candidates in the United States, if we obtain marketing approval from the FDA;
•
establish manufacturing and supply chain capacity sufficient to provide commercial quantities of ORLYNVAH™ and undertake commercialization activities;
•
establish manufacturing and supply chain capacity sufficient to provide commercial quantities of oral sulopenem in additional indications and/or any future product candidates, if we obtain marketing approval, and undertake commercialization activities;
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

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. We are now focused on a strategic process to sell, license, or otherwise dispose of our rights to ORLYNVAH™ with the goal of maximizing stakeholder value and engaged a financial advisor to assist management and the board in evaluating strategic alternatives. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we expect to continue to incur significant expenses and increasing operating losses in connection with our ongoing activities including any expenses that may be incurred in preparation for the commercial launch of ORLYNVAH™.

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

In the event our strategic process does not result in any type of transaction, we expect that additional capital will be required as we incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution for ORLYNVAH™ if we engage a commercial partner and/or seek to directly commercialize ORLYNVAH™. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts, which would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy and we may be unable to continue as a going concern.

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
•
the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay pursuant to an exclusive license agreement with Pfizer (the Pfizer License) or other future license agreements;
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

Generally accepted accounting principles in the United States require that we report the value of certain derivatives in instruments we have issued as liabilities on our balance sheet and report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis. The valuations are based upon a number of factors and estimates, including estimates based upon management’s judgment. Due to the nature of the required calculations, changes in management’s assumptions may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

We are heavily dependent on the success of our sulopenem program, and our ability to successfully commercialize ORLYNVAH™ and to develop, obtain additional marketing approvals for and successfully commercialize oral sulopenem and IV sulopenem. If we are unable to achieve and sustain profitability, the market value of our ordinary shares will likely decline.

Our ability to become and remain profitable depends on our ability to generate revenue. To date, we have invested substantially all of our efforts and financial resources in the development of ORLYNVAH™ and sulopenem. Our prospects, including our ability to finance our operations and generate revenue from product sales, currently depend entirely on the development and commercialization of ORLYNVAH™. After receiving positive data from our REASSURE clinical trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been prioritized. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem.

We do not expect to generate significant revenue unless and until we commercialize ORLYNVAH™ and obtain marketing approval for, and commercialize, oral sulopenem in additional indications. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. Our ability to generate future revenue from product sales will require us to be successful in a range of challenging clinical and commercial activities, including:

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
•
applying for and obtaining marketing approval for IV sulopenem and/or oral sulopenem in additional indications; and
•
protecting and maintaining our rights to our intellectual property portfolio related to our sulopenem program;

Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Our expenses could increase if we are required by the FDA, the European Medicines Agency (EMA), or any comparable foreign regulatory authority, to perform different studies or studies in addition to those currently expected or if there are any delays in completing such studies or with the development of our sulopenem program or any future product candidates. We anticipate that significant costs will be associated with the commercial launch of ORLYNVAH™ and/or oral sulopenem in additional indications, if approved for commercial sale. Where we enter into collaboration arrangements with third-party collaborators for commercialization of ORLYNVAH™ or other product candidates, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

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

The indenture governing the RLNs (the RLN Indenture) contains affirmative and negative covenants which impose operating and other restrictions on us, including, among other things, transferring any material assets. Moreover, obtaining a consent to a waiver of these terms is subject to a veto right of 30% of the outstanding RLNs, under the RLN Indenture, and must include Sarissa Capital Offshore Master Fund LP, Sarissa Capital Catapult Fund LLC and Sarissa Capital Hawkeye Fund LP (collectively with their affiliates, Sarissa) so long as Sarissa and its affiliates own at least 10% of the outstanding RLNs. This veto right could make it more difficult for us to obtain a waiver than would otherwise be the case.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of our debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. The extent to which we are able to utilize a shelf registration statement as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, general market conditions and applicability, or not, of restrictions on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting ordinary shares held by non-affiliates, in any trailing 12-month period.

On October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On December 10, 2024 we filed a prospectus supplement with the SEC pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement.

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

While we received approval for ORLYNVAH™ for the treatment of uUTIs caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women who have limited or no alternative oral antibacterial treatment options, due to a variety of factors, including those described in this “Risk Factors” section, we may nonetheless be delayed in obtaining or ultimately be unable to obtain FDA approval for oral sulopenem in additional indications or for any other product or to successfully commercialize ORLYNVAH™.

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

Risks Related to Product Development and Commercialization

In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Should we seek to commercialize ORLYNVAH™, we are heavily dependent on the success of ORLYNVAH™, which the FDA has approved for the treatment of uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options. Any failure to successfully commercialize

ORLYNVAH™ or inability to obtain marketing approval for any other product candidates, or significant delays in doing so, will materially harm our business.

We have invested a significant portion of our efforts and financial resources in the development of ORLYNVAH™. After receiving positive data from our REASSURE clinical trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been prioritized. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. There remains a significant risk that we may fail to successfully commercialize ORLYNVAH™.

Our ability to generate meaningful product revenues depends heavily on the successful commercialization of ORLYNVAH™ and our obtaining marketing approval for oral sulopenem in additional indications and other product candidates. The success of ORLYNVAH™ and, any other approved products, will depend on a number of factors, including the following:

•
establishing and maintaining arrangements with third-party manufacturers for commercial supply and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;
•
receiving marketing approval from the FDA and/or other comparable foreign regulatory authority for IV sulopenem, oral sulopenem in additional indications and/or other product candidates;
•
maintaining an effective sales and marketing organization to successfully generate recurring sales of ORLYNVAH™;
•
receiving acceptance of ORLYNVAH™ by patients, the medical community and third-party payors, including hospital formularies;
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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, while we ultimately received approval for ORLYNVAH™ (oral sulopenem) for the treatment of uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study was designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that ORLYNVAH™ met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical pharmacokinetic-pharmacodynamic (PK/PD) studies to support dose selection for the proposed treatment indication(s), which we completed as recommended by the FDA. We resubmitted our NDA to the FDA in April 2024 and received approval for ORLYNVAH™ for the treatment of uncomplicated uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options from the FDA in October 2024.

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

We may encounter unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for oral sulopenem in additional indications or any of our other product candidates, including:

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan (DAP) for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.

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
•
the success of competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications that we are investigating;
•
our ability to obtain and maintain patient consents; and
•
the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion.

The inclusion and exclusion criteria for any clinical trials of oral sulopenem in additional indications and sulopenem may adversely affect our enrollment rates for patients in those clinical trials. In addition, we may face competition in enrolling suitable patients as a result of other companies conducting clinical trials for antibiotic product candidates that are intended to treat similar infections, resulting in slower than anticipated enrollment in our clinical trials. Enrollment delays in our clinical trials may result in increased development costs for oral sulopenem in additional indications and/or sulopenem, or slow down or halt our product development for oral sulopenem in additional indications and/or sulopenem.

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

Although we obtained approval from the FDA for ORLYNVAH™ for the treatment of uUTIs caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women who have limited or no alternative oral antibacterial treatment options on October 25, 2024, we believe that oral sulopenem and sulopenem also have the potential to treat cUTI and cIAI in humans based on the results of prior preclinical studies and clinical trials. However, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators in those additional indications. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAI or cUTI.

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

While the active pharmaceutical ingredient in the bilayer tablet is sulopenem etzadroxil, the combination product with probenecid has not yet been tested extensively in patients. In the cIAI trial, patients received either sulopenem IV followed by sulopenem etzadroxil or ertapenem followed by ciprofloxacin/metronidazole or amoxicillin-clavulanate. Among 668 treated patients, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem. In the cUTI trial, patients received either sulopenem IV followed by sulopenem etzadroxil, if eligible for oral therapy, or ertapenem IV followed by ciprofloxacin or amoxicillin-clavulanate, if eligible for oral therapy. Among 1,392 treated patients, treatment-related adverse events were observed in 6.0% and 9.2% of patients on sulopenem and ertapenem, respectively, with the most commonly reported adverse events being headache (3.0% and 2.2%), diarrhea (2.7% and 3.0%) and nausea (1.3% and 1.6%), on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 0.4% of patients on sulopenem and 0.6% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 2.0% of patients on sulopenem and 0.9% of patients on ertapenem. In the uUTI trial known as known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, patients received either oral sulopenem or ciprofloxacin. Among 1,660 treated patients, treatment related adverse events were observed in 17.0% and 6.2% of patients on sulopenem and ciprofloxacin, respectively. The most commonly reported adverse events were diarrhea (12.4% and 2.5%), nausea (3.7% and 3.6%), and headache (2.2% and 2.2%), for sulopenem and ciprofloxacin patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 1.6% of patients on sulopenem and 1.0% of patients on ciprofloxacin. Serious adverse events were seen in 0.7% of patients on sulopenem with one drug-related serious adverse event due to transient angioedema and 0.2% of patients on ciprofloxacin with no drug-related serious adverse event. In the REASSURE clinical trial, patients received either ORLYNVAH™ or Augmentin®. Among 2,214 treated patients, treatment related adverse events were observed in 18.9% and 12.3% of patients on ORLYNVAH™ and Augmentin®, respectively. The most commonly reported adverse events were diarrhea (8.1% and 4.1%), nausea (4.3% and 2.9%), and headache (2.2% and 1.5%), for ORLYNVAH™ and Augmentin® patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 0.7% of patients on ORLYNVAH™ and 0.4% of patients on Augmentin®. Serious adverse events were seen in 0.0% of patients on ORLYNVAH™ and 0.5% of patients on Augmentin® with no drug-related serious adverse event.

While we believe these results support a positive safety and tolerability profile for sulopenem and there were no safety issues identified by the FDA in its review of ORLYNVAH™ prior to approval, in future trials there may be unforeseen serious adverse events or side effects that differ from those seen in our prior Phase 3 program. There may also be unexpected adverse events associated with probenecid that have not been seen to date. Following approval of ORLYNVAH™, we are required to report certain adverse reactions, if any, to the FDA as part of the post-marketing requirements.

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

We began operations in November 2015. Since our inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, planning for potential commercialization, and research and development, including preclinical and clinical development, for our sulopenem program. While the members of our development team have successfully developed and registered other antibiotics in past roles at different companies, our company has limited experience and has not yet demonstrated an ability to successfully manufacture a commercial scale product (or arrange for a third party to do so on our behalf), or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. After receiving positive data from our REASSURE clinical trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been prioritized. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate options to maximize the value of our sulopenem program. In such circumstances, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities whether we choose to commercialize ORLYNVAH™ and/or other product candidates directly ourselves or seek to commercialize them through third-party collaboration arrangements. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

We currently have no commercial organization. If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties, or enter into a strategic transaction with a partner that has established commercial capabilities in the U.S., ORLYNVAH™ may not be successfully commercialized, if it is approved.

After receiving positive data from our REASSURE clinical trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been prioritized. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties or enter into a strategic transaction with a partner that has established commercial capabilities in the U.S., ORLYNVAH™ may not be successfully commercialized.

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
•
challenges in developing a commercialization strategy or launching new drug products using a traditional marketing model following a global health crisis or pandemic;
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

There are a variety of available oral therapies marketed for the treatment of multi-drug resistant infections that we expect to compete with ORLYNVAH™ and would compete with oral sulopenem in additional indications, such as levofloxacin, ciprofloxacin, nitrofurantoin, fosfomycin, amoxicillin-clavulanate, cephalexin, trimethoprim-sulfamethoxazole and pivmecillinam. ORLYNVAH™ could also compete with a few oral antibiotics currently in late-stage clinical development to treat uUTIs, including gepotidacin from GlaxoSmithKline. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products, for example in the fluoroquinolone class. Pricing of ORLYNVAH™, or sulopenem, if approved in additional indications, may be at a significant premium over other competitive products that are generic. This may make it difficult for ORLYNVAH™, or sulopenem, if approved in additional indications, to compete with these products.

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from AbbVie Inc and Pfizer, Vabomere from Melinta Therapeutics, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla Limited, Xerava from Innovia, Inc., Recarbrio from Merck & Co, and Fetroja from Shionogi & Co., Ltd.

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

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotics Incentives Now Act (the GAIN Act). The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products (QIDP). One such incentive is that, once a product receives QIDP designation and completes the necessary clinical trials and is approved by the FDA, it will be given an additional five years of exclusivity regardless of whether it is protected by a patent, provided that it is already eligible for another type of regulatory exclusivity. The FDA has designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. In October 2024, the FDA confirmed that an additional five years of marketing exclusivity under the GAIN Act will be added to the regulatory exclusivity granted upon approval of ORLYNVAH™, resulting in a total of ten years marketing exclusivity. In December 2016, the Cures Act was passed, providing additional support for the development of new infectious disease products. These incentives may result in more competition in the market for new antibiotics, and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of product candidates that could be competitive with oral sulopenem, sulopenem and our other product candidates.

Even if we are able to commercialize ORLYNVAH™, oral sulopenem in additional indications or any other product candidate, the product may become subject to unfavorable pricing regulations, or third-party payor coverage and reimbursement policies that could harm our business.

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

In the United States, sales of ORLYNVAH™, oral sulopenem in additional indications and any future product candidates will depend, in part, on the availability and extent of coverage and reimbursement by third-party payors, such as government health programs, including Medicare and Medicaid, commercial insurance and managed healthcare organizations. There is no uniform coverage and reimbursement policy among third-party payors; however, private third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Obtaining coverage and reimbursement approval for a product candidate from third-party payors is a time-consuming and costly process that may require the provision of supporting scientific, clinical and cost effectiveness data for the use of such product candidate to the third-party payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product candidate is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that a product candidate will be paid for in all cases or at a rate that covers operating costs, including research, development, intellectual property, manufacture, sales and distribution expenses. Reimbursement rates may vary according to the use of the product candidate and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for our product candidates.

We currently expect that sulopenem, if approved, will be administered in a hospital setting, and that ORLYNVAH™ will be used in a community setting and possibly be administered in a hospital inpatient setting as well. In the United States, third-party payors generally reimburse hospitals a single bundled payment established on a prospective basis intended to cover all items and services provided to the patient during a single hospitalization. Hospitals bill third-party payors for all or a portion of the fees associated with the patient’s hospitalization and bill patients for any deductibles or co-payments. Because there is typically no separate reimbursement for drugs administered in a hospital inpatient setting, some of our target customers may be unwilling to adopt our product candidates in light of the additional associated cost. If we are forced to lower the price we charge for ORLYNVAH™ and any other approved product candidates, our gross margins may decrease, which would adversely affect our ability to invest in and grow our business. Centers for Medicare and Medicaid Services (CMS) recently revised its reimbursement system for certain antibiotics in order to address challenges associated with antimicrobial resistance. Based on the final rule published on August 2, 2019, CMS is finalizing an alternative new technology add-on payment pathway (NTAP) for certain breakthrough devices, and under this policy, a QIDP product will be considered new and will not need to demonstrate that it meets the substantial clinical improvement criterion. Instead, it will only need to meet the cost criterion. CMS has also increased the NTAP percentage to 75 percent for an antimicrobial designated by the FDA as a QIDP. The potential impact of this rule on sulopenem has not yet been assessed.

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

We have developed ORLYNVAH™ for the treatment of uUTIs caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women who have limited or no alternative oral antibacterial treatment options and are developing sulopenem to treat additional drug-resistant bacterial infections. The bacteria responsible for these infections evolve quickly and readily transfer their resistance mechanisms within and between species. We cannot predict whether or when bacterial resistance to ORLYNVAH™ and sulopenem may develop.

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

Because we conduct clinical trials with human patients, we face the risk that the use of our product candidates may result in adverse side effects to patients in our clinical trials. We face even greater risks upon any commercialization of our product candidates. Although we have product liability insurance, which covers our clinical trials for up to $10.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. We will need to increase our insurance coverage if we begin selling ORLYNVAH™, sulopenem or any other product candidate. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, if at all.

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

Moreover, a security breach, cyberattack or privacy violation that leads to disclosure or modification of, personally identifiable information, could harm our reputation, compel us to comply with applicable European, and United States federal and/or state, breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation and liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. In addition, a data security breach or cyberattack could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to prevent such security breaches, attacks or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer reputational damage, financial loss and other negative consequences because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing ORLYNVAH™ or sulopenem in additional indications and/or any future products, if approved.

After receiving positive data from our REASSURE clinical trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been prioritized. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program.

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

We may seek to enter into collaborations that we believe may contribute to our ability to commercialize ORLYNVAH™ or to advance development and ultimately commercialize oral sulopenem in additional indications and/or any future product candidates. We may also seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing ORLYNVAH™ or oral sulopenem in additional indications and/or any future product candidates that receive marketing approval.

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

The Pfizer License gives us exclusive worldwide rights to develop, manufacture, and commercialize sulopenem etzadroxil and sulopenem, or any other prodrug of sulopenem previously identified by Pfizer as well as the right to use relevant information and regulatory documentation developed by Pfizer to support any regulatory filing worldwide. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop, obtain regulatory approval for and commercialize sulopenem etzadroxil and sulopenem by implementing a specified development plan and providing an update on progress on an annual basis. Under the Pfizer License, we paid Pfizer a one-time non-refundable upfront fee of $5.0 million, clinical milestone payments totaling $15.0 million, upon first patient dosing of oral sulopenem and sulopenem in a Phase 3 clinical trial, and are obligated to pay Pfizer milestone payments upon the achievement of other specified regulatory and sales milestones, including a regulatory milestone payment of $20.0 million which became due upon approval of oral sulopenem for commercial sale in the United States by the FDA. We deferred this payment for a two-year period, at an annual rate of eight percent on a daily compounded basis until paid in full, as permitted pursuant to the terms of the Pfizer License. We are also obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on the amount of marginal net sales of each licensed product. Pfizer also received 381,922 of our Series A preferred shares (which converted to 25,461 ordinary shares in connection with our initial public offering) as additional payment for the licensed rights.

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

After receiving positive data from our REASSURE clinical trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been prioritized. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. In the event our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting.

Although we would focus our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. We currently do not have a sales, marketing or distribution infrastructure and we have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for ORLYNVAH™ and any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities directly, or make arrangements to outsource those functions to a commercial partner. For those countries in which we choose not to commercialize directly ourselves or through a commercial partner, we may seek to commercialize ORLYNVAH™ and/or sulopenem through collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements could include service providers to the pharmaceutical industry, large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements but engaged a potential commercial partner to provide pre-commercial activities and we commenced negotiations on a definitive agreement for commercialization services. Following receipt of the CRL, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and limited spending to essential costs required in connection with the resubmission of the NDA. There is no assurance that we will seek or be able to reach a definitive agreement for commercialization services in the future.

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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay a product or product candidates' potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and significant additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities directly ourselves or with a commercial partner, we may not be able to further develop our product candidates or bring any products to market including ORLYNVAH™ or continue to develop our product platform.

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

We contract with third parties for the manufacture of preclinical and clinical supplies of oral sulopenem and sulopenem and expect to continue to do so in connection with any future clinical trials and commercialization of our products and product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and/or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

We currently rely on a small number of third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. While we have a third-party manufacturer who can produce the ORLYNVAH™ bilayer tablet, we do not have any current contractual relationship with them for the manufacture of commercial supplies of ORLYNVAH™ or with other third-party manufacturers for any of our product candidates. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements.

We are in the process of negotiating agreements with third-party contract manufacturers for the commercial production of ORLYNVAH™. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current Good Manufacturing Practices (cGMPs), that are capable of manufacturing our ORLYNVAH™. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay commercialization.

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA(s) and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in countries outside of the United States. We have no direct control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel, and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate or adversely affect supplies of ORLYNVAH™ or product candidates. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and have a material adverse effect on our business, financial condition and results of operations.

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

While no issues with regard to third-party manufacturers or the manufacturing process were identified as part of the FDA review prior to approval of ORLYNVAH™, there can be no assurance that issues will not be identified in the future or that our third-party manufacturers will continue to maintain adequate quality control, quality assurance and qualified personnel and/or will continue to comply with the applicable regulatory requirements for the manufacture of our products and product candidates.

Our current and anticipated future dependence upon others for the manufacture of ORLYNVAH™ and sulopenem and any future product candidates may adversely affect our future profit margins and our ability to commercialize ORLYNVAH™ and any products for which we receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

We rely heavily on the Pfizer License for the patent rights and know-how required for the development of sulopenem and to commercialize ORLYNVAH™ and the know-how required to develop the IV formulation of sulopenem.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. The patents for ORLYNVAH™ have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, our licensed U.S. patent claim for a composition of matter patent for oral sulopenem is due to expire in 2029, subject to potential extension to 2034 under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act) and our patent directed to the composition of the bilayer tablet of sulopenem etzadroxil and probenecid is due to expire no earlier than 2039, absent any extensions. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our patent rights may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

The FDA designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status provides the potential for a more rapid review cycle for an NDA and could add five years to any regulatory exclusivity period that we may be granted. While the FDA confirmed that an additional five years of marketing exclusivity was granted upon approval of ORLYNVAH™, resulting in a total of ten years marketing exclusivity, that does not guarantee that we will receive any regulatory exclusivity for any other product candidates or that any such exclusivity will be for a period sufficient to provide us with any commercial advantage. Moreover, we do not own or license any patent directed to the compound sulopenem.

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

We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to ORLYNVAH™, sulopenem or any future product candidates and technology, including interference or derivation proceedings, post grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions. Similarly, we or our licensors or collaborators may initiate such proceedings or litigation against third parties, e.g., to challenge the validity or scope of intellectual property rights controlled by third parties. In order to successfully challenge the validity of any U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court would invalidate the claims of any such U.S. patent. Moreover, third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize such products and/or product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product and/or product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors access to the same technologies licensed to us. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In such an event, we would be unable to further practice our technologies or develop and commercialize any of our products and/or product candidates at issue, which could harm our business significantly.

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

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Further, under the Pediatric Research Equity Act (PREA), a Biologics License Application (BLA), or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency (EMA), or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act (APA). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain (GB) and Northern Ireland). At the same time, a new international recognition procedure (IRP) will apply, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (RRs). The RRs notably include EMA and regulators in the EU/European Economic Area (EEA) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

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

ORLYNVAH™ and any other product candidate, including sulopenem, for which we obtain marketing approval will also be subject to ongoing regulatory requirements for labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post marketing information. For example, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs. As such, we and our contract manufacturers will be subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning advertising and promotion for our products. For example, in addition to reporting of adverse reactions to ORLYNVAH™, post marketing requirements for ORLYNVAH™ also include conducting a U.S. surveillance study over a five-year period after the introduction of ORLYNVAH™ to the market to determine if resistance has increased or decreased susceptibility to ORLYNVAH™ is occurring in the target population of bacteria identified in the approved label for ORLYNVAH™.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act (PIE Act) signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission (FTC), and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO), sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriation Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA), amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In addition, in October 2020, the Department of Health and Human Services (HHS) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP), to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (PhRMA) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota  and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of October 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to the HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On October 2, 2024, in final guidance, CMS indicated that it would announce the selection of up to 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. That announcement was made on January 17, 2025. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (Chamber), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which took effect across all member states of the EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data (including health and other sensitive data), including the following: to provide information to individuals regarding data processing activities; to implement safeguards to protect the security and confidentiality of personal data; to make a mandatory breach notification in certain circumstances; and to take certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater. The GDPR also confers a private right of action on data subjects to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data adding to the complexity of processing personal data in the European Union.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2025. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

If we fail to comply with applicable privacy laws, including applicable the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In recent months, the Officer of Civil Rights (OCR) has been especially active in enforcing the HIPAA rules. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. Additionally, OCR is looking to amend the HIPAA Security Rule, which (if and when finalized) could create additional compliance obligations and risk for our business.

In addition to potential enforcement by the HHS, we could also be potentially subject to privacy enforcement from the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the U.S. to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

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

We could experience growth in the number of our employees and the scope of our operations particularly in the areas of manufacturing, regulatory affairs, sales, marketing and health resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage any expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any growth experienced could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage such growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

In the future, we may enter into transactions to acquire other businesses, products or technologies. Any such proposed acquisitions may be subject to the consent of certain holders of the RLNs in accordance with the terms and conditions of the RLN Indenture. If we do identify suitable candidates for acquisition, we may not be able to make such acquisitions on favorable terms, or at all, and we may not be able to obtain approval of or consent to such acquisitions from holders of the RLNs. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our ordinary shares or other equity securities to the shareholders of the acquired company, which would reduce the percentage ownership of our then current shareholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

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

In certain circumstances a U.S. Holder may make a qualified electing fund (QEF election), under the U.S. federal income tax laws with respect to that holder’s interest in a PFIC. Such an election may mitigate some of the adverse U.S. federal income tax consequences that could otherwise apply to a U.S. Holder under the excess distribution regime. However, we do not expect to provide

U.S. Holders with the information necessary to make a valid QEF election, and U.S. Holders should therefore assume that a QEF election will not be available.

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

Our ordinary shares began trading on the Nasdaq Global Market on May 25, 2018 and on December 23, 2020, we transferred the listing of our ordinary shares to The Nasdaq Capital Market.Given the relatively limited trading history of our ordinary shares and the intermittent volume of trading of our ordinary shares during that time, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our ordinary shares and thereby affect the ability of shareholders to sell their shares. An inactive trading market for our ordinary shares may also impair our ability to raise capital to continue to fund our operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The price of our ordinary shares has been volatile and could be subject to volatility related or unrelated to our operations and our shareholders’ investment in us could suffer a decline in value.

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $2.91 on December 9, 2024, and a low price of $0.9099 on October 9, 2024, in the twelve-month period ending on February 5, 2025. During this time, the price per ordinary share has ranged from an intra-day low of $0.808 per share to an intra-day high of $3.02 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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

Our shareholder base is comprised of a large number of retail (or non-institutional) investors, which creates more volatility since shares change hands frequently. In accordance with our governing documents and applicable laws, there are a number of initiatives that require the approval of shareholders at an annual or extraordinary general meeting of shareholders. To hold a valid meeting, a quorum comprised of one or more Members (as defined in our Amended and Restated Constitution) whose name is entered in our register of members as a registered holder of our ordinary shares, present in person or by proxy (whether or not such Member actually exercises his voting rights in whole, in part or at all), holding not less than a majority of our issued and outstanding ordinary shares entitled to vote at a meeting of shareholders, is required. A record date is established to determine which shareholders are eligible to vote at the meeting, which record date must not be more than 60 days prior to the date of the meeting. Since our shares change hands frequently, there can be a significant turnover of shareholders between the record date and the meeting date which makes it harder to get shareholders to vote. While we make every effort to engage retail investors, such efforts can be expensive and the frequent turnover creates logistical issues for obtaining shareholder approval. Further, retail investors tend to be less likely to vote in comparison to institutional investors. Failure to secure sufficient votes may impede our ability to move forward with initiatives that are intended to grow the business and create shareholder value or prevent us from engaging in such initiatives at all. If we find it necessary to delay or adjourn meetings or to hold multiple meetings to secure sufficient shareholder votes, it will be time consuming and we will incur additional costs.

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

As part of a private placement which closed in January 2020 (the Private Placement) and subsequent 2020 Rights Offering, Iterum Bermuda issued RLNs which entitle the holders thereof to certain payments in connection with commercial sales of sulopenem. Holders of RLNs are entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (each, a Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as defined below) has been paid in respect of the RLNs, or (ii) December 31, 2045 (the End Date), or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate, being 15%.

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

In addition, on October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On December 10, 2024 we filed a prospectus supplement with the SEC pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement. We cannot predict if and when shares sold pursuant to the Sales Agreement, if any, will be resold in the public markets. Any of our outstanding shares that are not restricted as a result of securities laws may be resold in the public market without restriction unless purchased by our affiliates.

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

Provisions in the RLN Indenture may deter or prevent a business combination that may be favorable to the holders of our ordinary shares.

The RLN Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the RLNs, the RLN Indenture and the guarantees and the RLN Indenture prohibits us from selling, transferring or assigning certain assets and prohibits Iterum Bermuda, the Guarantors or any of our significant subsidiaries from undergoing a change of control, other than in connection with a change of control of us. These and other provisions in the RLN Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to the holders of our ordinary shares.

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

Under the Irish Takeover Rules, certain separate concert parties are presumed to be acting in concert. Our board of directors and their relevant family members, related trusts and “controlled companies” are presumed to be acting in concert with any corporate shareholder who holds 20% or more of our shares. The application of these presumptions may result in restrictions upon the ability of any such concert parties and/or members of our board of directors to acquire more of our securities, including under any executive incentive arrangements. We, or any such holders, may consult with the Irish Takeover Panel from time to time with respect to the application of this presumption and the restrictions on the ability to acquire further securities, although we are unable to provide any assurance as to whether the Irish Takeover Panel would overrule this presumption. Accordingly, the application of the Irish Takeover Rules may restrict the ability of certain of our shareholders and directors to acquire our ordinary shares.

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

In the past, securities class action litigation has often been brought against a company following a significant business transaction, such as the announcement of a financing or a strategic transaction, or the announcement of a negative event, such as a negative regulatory decision. These events may also result in investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our cash resources and/or our ability to consummate a potential strategic transaction.

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

We do not believe that there are currently any risks from cybersecurity threats that are reasonably likely to materially affect the Company or its business strategy, results of operations or financial condition. Risks from cybersecurity threats may, in the future, among other things, cause material disruptions to our operations, which may materially affect our results of operations and/or financial condition. For more information about these risks, see the risk factor titled “If we experience a significant disruption in our information technology systems, or breaches of data security, or become the target of a cyberattack, our business could be adversely affected” under Item 1A of this Annual Report on Form 10-K.

Governance related to Cybersecurity Risks

Our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. Our board of directors has assigned oversight of cybersecurity risk management to the Audit Committee.

Management, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Senior Vice President, Legal Affairs, are responsible for the day-to-day management of risks we face and are involved in implementing the IR Plan, with assistance from our third-party IT service provider (the IT Provider). Pursuant to the terms of our IR Plan, in the event of a material or potentially material cybersecurity event, senior members of management must be promptly informed of such event and oversee triage, response, and disclosure efforts. If a potential cybersecurity incident is identified, the IT Provider must promptly inform the Incident Response Team (IRT), comprised of a designated key individual from the IT Provider, our Senior Vice President, Legal Affairs and our Senior Vice President and Head of Clinical Development. The IRT must then conduct an initial triage of the event in accordance with the IR Plan and, as needed, escalate such event to the CEO and CFO to determine the appropriate course of action including determining whether the event is deemed material for the purpose of requiring disclosure on a Current Report on Form 8-K filing with the SEC.

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

Item 2. Properties.

We lease office space in Old Saybrook, Connecticut. Our lease extends through June 2025.

We also lease office space in Chicago, Illinois. Our lease extends through May 31, 2025.

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

Holders of Record

On January 31, 2025, we had 12 shareholders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the period January 1, 2024 through December 31, 2024, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

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

Overview

We are a pharmaceutical company dedicated to maximizing the commercial potential of ORLYNVAH™, the first oral branded penem available in the United States and potentially the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to herein as oral sulopenem or ORLYNVAH™, as the context so requires. We refer to sulopenem delivered intravenously as sulopenem and, sulopenem together with oral sulopenem/ORLYNVAH™, as our sulopenem program. We believe that sulopenem and ORLYNVAH™ have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones.

On October 25, 2024, we received approval from the U.S. Food and Drug Administration (FDA) of our New Drug Application (NDA) for ORLYNVAH™ for the treatment of uncomplicated urinary tract infections (uUTIs) in adult women caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options.

After receiving positive data from our Phase 3 clinical trial known as REnewed ASsessment of Sulopenem in uUTIs caused by Resistant Enterobacterales (REASSURE) in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing stakeholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating various strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been prioritized. In the event our strategic process to sell, license, or otherwise dispose of our rights to ORLYNVAH™ to maximize value for our stakeholders, does not result in any type of transaction, we are considering our options for commercializing ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting.

Going Concern

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our strategic process to sell, license, or otherwise dispose of our rights to sulopenem, the successful commercialization of ORLYNVAH™, and/or the successful development and eventual commercialization of sulopenem and/or of oral sulopenem in additional indications, in each case , if approved. As of December 31, 2024, we had an accumulated deficit of $486.1 million. In the event our strategic process to sell, license, or otherwise dispose of our rights to sulopenem does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we may seek a commercial partner and/or directly commercialize ORLYNVAH™ in the United States with a targeted sales force in the community setting, which we expect would result in significant expenses being incurred by us in the future. We may also incur expenses in connection with the further clinical development of IV sulopenem and the clinical development of oral sulopenem in additional indications, the establishment of additional sources for the manufacture of oral sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates . Additionally, we have incurred and expect to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.

As a result, we will require additional capital to fund our operations, to continue to develop our sulopenem program and to execute our strategy. Until such time as we can sell, license, or otherwise dispose of our rights to sulopenem, successfully commercialize ORLYNVAH™, or obtain marketing approval for sulopenem or oral sulopenem in additional indications or any future product candidate and generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. However, we may be unable to obtain such financing when needed or on acceptable terms.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan or significantly delay, scale back or discontinue the development of our sulopenem program and commercialization of ORLYNVAH™ for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteusmirabilis in adult women with limited or no alternative oral antibacterial treatment options. As of December 31, 2024, we had cash and cash equivalents of $24.1 million. Based on our available cash resources, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses for the next 12 months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern. We expect that in order to obtain additional funding we will need to complete additional public or private financings of debt or equity. Although management intends to pursue plans to obtain additional funding to finance its operations, and we have successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our product candidates. We may not be able to complete financings or enter into third-party arrangements on acceptable terms, if at all. If we fail to raise capital or enter into such agreements as and when needed, we may be forced to significantly delay, scale back or discontinue the development and commercialization of our sulopenem program, or otherwise change our strategy, which could adversely affect our business prospects, or we may be unable to continue operations.

In addition, we are currently focusing on a strategic process to sell, license or otherwise dispose of our rights to sulopenem with the goal of maximizing value for our shareholders and engaged a financial advisor to assist management and the board in evaluating strategic alternatives. There can be no assurance that any such process will result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions. For more information, refer to “Liquidity and Capital Resources—Funding Requirements” below and Note 1, “—Liquidity and Going Concern” of the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Components of Our Results of Operations

Costs and Expenses

Cost of Sales

Cost of sales consist primarily of amortization related to the finite-lived intangible asset recognized in relation to the regulatory milestone payment payable to Pfizer Inc. (Pfizer) upon approval of ORLYNVAH™ by the FDA.

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

Interest Expense, Net

Interest expense, net consists of interest accrued and amortization of debt costs with respect to the 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes), interest accrued with respect to the promissory note issued by Iterum Therapeutics International Limited (ITIL) in the amount of the milestone payment to Pfizer in connection with us electing to defer payment of the milestone payment due to Pfizer for two years until October 25, 2026 (the Pfizer Promissory Note), realized gains and losses on our short-term investments, interest earned on our cash and cash equivalents, which are generally invested in money market accounts and interest earned on our investments in marketable securities. Interest on the Exchangeable Notes was not payable until maturity of the instrument unless exchanged prior to maturity in accordance with the terms of the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture) at which time any accrued and unpaid interest became due and payable. Interest on the Pfizer Promissory Note is compounded daily and is payable on maturity.

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

The RLN liability is carried at fair value on the consolidated balance sheets and determined using a DCF analysis. The key inputs and assumptions used in the DCF model at each reporting date include the terms of the indenture governing the RLNs, royalty payments based on estimated sales volumes and the discount rate. These assumptions require significant judgment and any changes could have a material impact in the determination of revaluation of the RLNs at each reporting date.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our operating loss and loss before income tax for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(In thousands)
Costs and expenses:
Cost of sales	$(254)	$—	$(254)
Research and development	(10,458)	(39,992)	29,534
General and administrative	(7,984)	(7,476)	(508)
Total operating expenses	$(18,696)	$(47,468)	$28,772
Operating loss	(18,696)	(47,468)	28,772
Total other (expense) / income	(5,838)	9,710	(15,548)
Loss before income taxes	$(24,534)	$(37,758)	$13,224

Cost of Sales Expenses

The increase in cost of sales expenses was primarily due to the amortization associated with the regulatory milestone payable to Pfizer upon approval of ORLYNVAH™ which was capitalized on recognition.

Research and Development Expenses

	Year Ended December 31,
	2024	2023	Change
	(In thousands)
CRO and other preclinical and clinical trial expenses	$3,413	$33,017	$(29,604)
Personnel related (including share-based compensation)	2,461	3,841	(1,380)
Chemistry, manufacturing and control (CMC) related expenses	2,829	1,954	875
Consulting fees	1,755	1,180	575
Total research and development expenses	$10,458	$39,992	$(29,534)

The decrease in CRO and other preclinical and clinical trial expenses of $29.6 million was primarily due to a decrease in costs incurred to support our REASSURE clinical trial, which began enrollment in October 2022 and completed enrollment in October 2023. Personnel related expenses decreased by $1.4 million as a result of lower headcount, a decrease in bonus expense and a decrease in share-based compensation. Personnel related expenses for the years ended December 31, 2024 and 2023 included share-based compensation expense of $0.2 million and $0.4 million, respectively. CMC related expenses increased by $0.9 million primarily as a result of manufacturing of API, partially offset by lower facility rent. Consulting fees increased by $0.6 million primarily as a result of an increase in the use of consultants in connection with the resubmission of our NDA for ORLYNVAH™.

General and Administrative Expenses

	Year Ended December 31,
	2024	2023	Change
	(In thousands)
Personnel related (including share-based compensation)	$3,186	$3,618	$(432)
Facility related and other	2,085	2,531	(446)
Professional and consultant fees	2,713	1,327	1,386
Total general and administrative expenses	$7,984	$7,476	$508

Personnel related expenses decreased by $0.4 million primarily as a result of a decrease in bonus expense and a decrease in share-based compensation. Personnel related expenses for the years ended December 31, 2024 and 2023 included share-based compensation expense of $0.2 million and $0.3 million, respectively. Facility related and other costs decreased by $0.4 million primarily as a result of a decrease in directors’ share-based compensation and insurance costs. Facility related and other costs for the years ended December 31, 2024 and 2023 included directors’ share-based compensation expense of $0.0 million and $0.1 million, respectively. Professional and consulting fees increased by $1.4 million primarily as a result of an increase in legal fees and an increase in consultants used to support pre-commercial activities.

The following table summarizes our total other (expense) / income for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(In thousands)
Interest expense, net	$(2,522)	$(1,428)	$(1,094)
Adjustments to fair value of derivatives	(3,269)	11,056	(14,325)
Other (expense) / income, net	(47)	82	(129)
Total other (expense) / income	$(5,838)	$9,710	$(15,548)

Interest Expense, Net

Interest expense, net increased by $1.1 million for the year ended December 31, 2024 primarily as a result of a decrease in interest income on short-term investments and money market funds and interest accruing on the Pfizer Promissory Note.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $3.3 million for the year ended December 31, 2024. This non-cash adjustment primarily related to an increase in the fair value of the RLNs upon regulatory approval of ORLYNVAH™ and due to the passage of time.

Adjustments to the fair value of the derivative liability were $11.1 million for the year ended December 31, 2023. This non-cash adjustment related to a decrease in fair value of the RLNs due to a reduction in management's revenue forecast of U.S. sulopenem sales.

Other (Expense) / Income, Net

Other (expense) / income, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates and sub-lease income from a sub-lease agreement for a commercial unit (which was terminated on August 31, 2023). The decrease of $0.1 million is primarily related to a decrease in sublease income.

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our operating loss and loss before tax for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(In thousands)
Costs and expenses:
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

Personnel related expenses decreased by $2.5 million primarily as a result of a decrease in share-based compensation. Personnel related expenses for the years ended December 31, 2023 and 2022 included share-based compensation expense of $0.3 million and $2.8 million, respectively. Facility related and other costs decreased by $1.0 million primarily as a result of a decrease in directors’ fees, directors’ share-based compensation, insurance costs and rent expense. Facility related and other costs for the years ended December 31, 2023 and 2022 included directors’ share-based compensation expense of $0.1 million and $0.6 million, respectively. Professional and consulting fees decreased by $1.8 million primarily as a result of a decrease in legal fees associated with the lawsuit filed in August 2021 which was dismissed with prejudice in January 2023.

The following table summarizes our total other income / (expense) for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(In thousands)
Interest expense, net	$(1,428)	$(2,361)	$933
Adjustments to fair value of derivatives	11,056	5,458	5,598
Cancellation of share options	—	(17,350)	17,350
Other income, net	82	503	(421)
Total other income / (expense)	$9,710	$(13,750)	$23,460

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

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program. We have funded our operations to date primarily through the issuance of ordinary and convertible preferred shares, warrants, debt raised under financing arrangements with SVB including the PPP loan, a sub-award from the Trustees of Boston University under the CARB-X program and the proceeds of the private placement which closed in January 2020 (the Private Placement) and the subsequent rights offering (the 2020 Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), issued and sold $51.8 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs. Through December 31, 2024, we had received cash proceeds of $198.3 million from sales of our Series A and Series B preferred shares and ordinary shares, $15.0 million from the first drawdown of our SVB loan, net proceeds of $45.0 million from the Private Placement and the 2020 Rights Offering, $0.7 million from the drawdown of our PPP loan, combined net proceeds of $8.6 million from the registered direct offering in June 2020 (June 3, 2020 Offering) and the registered direct offering in June 2020 (June 30, 2020 Offering) and $1.8 million from the exercise of warrants issued in the June 30, 2020 Offering, net proceeds of $15.5 million from the underwritten offering in October 2020 (October 2020 Offering) and $13.9 million from the exercise of warrants issued in the October 2020 Offering, net proceeds of $42.1 million from the underwritten offering in February 2021 (February 2021 Underwritten Offering) and $0.5 million from the exercise of warrants issued in the February 2021 Underwritten Offering, net proceeds of $32.2 million from the registered direct offering in February 2021 (February 2021 Registered Direct Offering), net proceeds of $5.4 million from the 2024 Rights Offering (2024 Rights Offering) and $1.0 million from the exercise of 1-year warrants issued in the 2024 Rights Offering and $0.8 million from the exercise of 5-year warrants issued in the 2024 Rights Offering.

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 7, 2022, we entered into an “at the market offering” agreement (the Sales Agreement), with H.C. Wainwright & Co., LLC (HC Wainwright), as agent, pursuant to which we could offer and sell ordinary shares, nominal value $0.01 per share (the ordinary shares) for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the Securities Act). On December 10, 2024, we filed a prospectus supplement with the Securities and Exchange Commission (SEC) pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement.

During the year ended December 31, 2024, we sold 10,327,787 ordinary shares under the Sales Agreement at an average price of $1.94 per share for net proceeds of $19.4 million, after deducting commissions to HC Wainwright of $0.6 million.

As of December 31, 2024, we had cash and cash equivalents of $24.1 million.

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes were exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 191.7028 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately 5.2164 per ordinary share) as of December 31, 2024, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of approximately $15.00 per ordinary share), and were subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. The Exchangeable Notes matured on January 31, 2025. Beginning on January 21, 2021 to December 31, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of our ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2024 was $11.1 million. We repaid the aggregate principal and accrued and unpaid interest in full on January 31, 2025. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be 15% of net revenues from U.S. sales of such products. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

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

2024 Rights Offering

On August 9, 2024, we completed the 2024 Rights Offering in which we sold an aggregate of 6,121,965 units (Units) at a subscription price of $1.21 per whole Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (1-year warrants) and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the 5-year warrants and, together with the 1-year warrants, the warrants). Our net proceeds from the 2024 Rights Offering, after deducting dealer-manager fees and other offering expenses payable by us, were approximately $5.4 million. The warrants are exercisable upon issuance at a price of $1.21 per ordinary share and the 1-year warrant will expire on August 9, 2025 and the 5-year warrants will expire on August 9, 2029.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net cash used in operating activities	$(26,770)	$(39,330)	$(18,473)
Net cash provided by investing activities	18,208	23,336	13,957
Net cash provided by / (used in) financing activities	26,691	1,034	(1,818)
Effect of exchange rates on cash and cash equivalents	(75)	(61)	(50)
Net increase / (decrease) in cash, cash equivalents and restricted cash	$18,054	$(15,021)	$(6,384)

Operating Activities

During the year ended December 31, 2024, operating activities used $26.8 million of cash, resulting from our net loss of $24.8 million and net cash used by changes in our operating assets and liabilities of $12.7 million, partially offset by non-cash adjustments of $10.7 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2024 consisted primarily of a decrease in accounts payable and accrued expenses primarily due to a reduction in costs due to the completion of our REASSURE clinical trial, partially offset by a decrease in prepaid expenses and other current assets.

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

Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities was primarily related to sales of short-term investments of $30.6 million, partially offset by purchases of short-term investments of $12.4 million. During the year ended December 31, 2023, net cash provided by investing activities was primarily related to sales of short-term investments of $64.5 million, partially offset by purchases of short-term investments of $41.2 million. During the year ended December 31, 2022, net cash provided by investing activities was primarily related to sales of short-term investments of $59.7 million, partially offset by purchases of short-term investments of $45.7 million.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities of $26.7 million was related to net proceeds from the sale of ordinary shares of $19.4 million pursuant to the Sales Agreement, net proceeds from the sales of ordinary shares in the 2024 Rights Offering of $5.4 million, proceeds from the exercise of warrants in connection with the 2024 Rights Offering of $1.8 million and proceeds from the exercise of share options of $0.1 million. During the year ended December 31, 2023, net cash provided by financing activities of $1.0 million was related to net proceeds from the sale of ordinary shares of $1.0 million pursuant to the Sales Agreement. During the year ended December 31, 2022, net cash used in financing activities of $1.8 million was related to principal repayments made to SVB under the Loan and Security Agreement, including a final payment fee, and the PPP loan, partially offset by net proceeds from the sale of ordinary shares of $0.4 million pursuant to the Sales Agreement.

Funding Requirements

After receiving positive data from our REASSURE trial in January 2024, our board of directors determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing shareholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction have been renewed. In the event that our strategic process does not result in any type of transaction, and subject to our ability to raise sufficient capital to fund operations, we expect to continue to incur significant expenses and increasing operating losses as we prepare to commercialize ORLYNVAH™.

As of December 31, 2024, we had cash and cash equivalents of $24.1 million. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses for the next 12 months from the date of this Annual Report on Form 10-K. As such, we believe this condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date this Annual Report on Form 10-K is filed with the SEC.

Inflation generally affects us by increasing our cost of labor and certain services. We do not believe that inflation had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase it may affect our expenses, such as employee compensation and research and development charges due to, for example, increases in the costs of labor and supplies. Additionally, the United States is experiencing a workforce shortage, which in turn has created a competitive wage environment that may also increase our operating costs in the future.

Our expenses will also increase substantially if and as we:

•
initiate other studies as part of our sulopenem program, some of which may be required for regulatory approval of our product candidates;
•
establish sales, marketing and distribution capabilities either directly or through a third-party, to commercialize ORLYNVAH™ in the United States;
•
establish sales, marketing and distribution capabilities either directly or through a third-party, to commercialize oral sulopenem in additional indications, and/or future product candidates in the United States, if we obtain marketing approval from the FDA;
•
establish manufacturing and supply chain capacity sufficient to provide commercial quantities of ORLYNVAH™ in additional indications, and/or future product candidates, if we obtain marketing approval, and undertake commercialization activities;
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
•
the costs of commercialization activities for ORLYNVAH™ in additional indications and any other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
the receipt of revenue received from any potential commercial sales of ORLYNVAH™;
•
the receipt of marketing approval and revenue received from any potential commercial sales of ORLYNVAH™ in additional indications or future product candidates;
•
the terms and timing of any future collaborations, licensing or other arrangements that we may establish;
•
the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay pursuant to an exclusive license agreement with Pfizer (the Pfizer License) or other future license agreements;
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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. The disruption and volatility in the global and domestic capital markets resulting from heightened inflation, capital market volatility, interest rate and currency rate fluctuations, artificial intelligence, regulatory changes under the new Trump Administration, any potential economic slowdown or recession, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia, conflict in the Middle East, and tension between China and Taiwan) may increase the cost of capital and limit our ability to access capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The RLNs and the investor rights agreement we entered into in connection with the Private Placement each impose operating and other restrictions on us. Such restrictions affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends, incur additional indebtedness, undergo a change of control and enter into certain collaborations, strategic alliances or other similar partnerships, among other things. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. In addition, as described above, we are evaluating our corporate, strategic, financial and financing alternatives, with the goal of maximizing value for our shareholders while prudently managing our resources.

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

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045, or (iii) December 31, 2025, in the event that we have not yet received FDA approval with respect to one or more specified sulopenem products by such date. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), being 15%. There was no payment due for each of the Payment Measuring Periods through the payment measuring period ending December 31, 2024. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return).

Our operating lease obligations primarily consist of payments for office space, which are described further in Note 8 of our consolidated financial statements included in this Annual Report on Form 10-K. Future contractual payments on operating lease obligations due within one year of December 31, 2024 are $0.1 million, and there were no future contractual payments on operating lease obligations due greater than one year from December 31, 2024.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations are disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024, we had cash and cash equivalents of $24.1 million, consisting primarily of cash and investments in money market funds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2024 and 2023, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the years ended December 31, 2024 and 2023. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, our operations may be adversely affected by inflation in the future.

Item 8. Financial Statements and Supplementary Data.

ITERUM THERAPEUTICS PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Iterum Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iterum Therapeutics plc and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity/(deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception, is expecting operating losses for the foreseeable future, needs to raise additional capital to finance its future operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the (consolidated) financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of Royalty Linked Notes liability

As discussed in Notes 2 and 11 to the consolidated financial statements, the carrying amount of the Royalty-Linked Notes (RLN) which originated from the 2020 Private Placement amounted to $10.8 million as of December 31, 2024. The RLN liability is carried at fair value on the consolidated balance sheet and determined using a discounted cash flow (DCF) analysis.

We identified the evaluation of the fair value of the RLN liability as a critical audit matter. Subjective auditor judgment was required in assessing the discount rate and estimated sales volume assumptions used in the DCF analysis to estimate the fair value of the

RLN. Minor changes to these assumptions would have a material impact on the estimated fair value. Additionally, specialized skills and knowledge were needed to evaluate the discount rate.

The following are the primary procedures we performed to address this critical audit matter:

•
We evaluated the design of a certain internal control related to the estimation of the RLN liability.
•
We evaluated the reasonableness of the estimated sales volume assumptions by comparing them to (1) company-specific operational information and management’s communication to the Board of Directors and (2) available industry or other third-party reports on expected market opportunities.
•
We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates by comparing them against the ranges that were independently developed using publicly available market data of comparable entities.
•
We performed sensitivity analyses on the fair value of the RLN liability based on changes to the discount rate.

s/ KPMG

We have served as the Company’s auditor since 2015.

Dublin, Ireland
February 7, 2025

ITERUM THERAPEUTICS PLC

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$24,125	$6,071
Short-term investments	—	17,859
Prepaid expenses and other current assets	614	1,628
Income taxes receivable	48	38
Total current assets	24,787	25,596
Intangible asset, net	19,746	—
Property and equipment, net	23	51
Restricted cash	34	34
Other assets	5	578
Total assets	$44,595	$26,259
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$251	$4,996
Accrued expenses	2,651	7,761
Exchangeable notes	14,463	—
Other current liabilities	240	761
Total current liabilities	17,605	13,518
Long-term debt - Exchangeable notes	—	11,453
Long-term debt - Pfizer Promissory Note	20,300	—
Royalty-linked notes	10,771	7,503
Other liabilities	—	188
Total liabilities	$48,676	$32,662
Commitments and contingencies (Note 16)
Shareholders’ deficit
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at December 31, 2024 and December 31, 2023; no shares issued at December 31, 2024 and December 31, 2023	—	—
Ordinary shares, $0.01 par value per share: 80,000,000 shares authorized at December 31, 2024 and December 31, 2023, 31,534,233 shares issued at December 31, 2024; 13,499,003 shares issued at December 31, 2023	315	135
Additional paid-in capital	481,676	454,759
Accumulated deficit	(486,072)	(461,298)
Accumulated other comprehensive gain	—	1
Total shareholders' deficit	(4,081)	(6,403)
Total liabilities and shareholders’ deficit	$44,595	$26,259

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended December 31,
	2024	2023	2022
Costs and expenses:
Cost of sales	$(254)	$—	$—
Research and development	(10,458)	(39,992)	(17,617)
General and administrative	(7,984)	(7,476)	(12,766)
Total operating expenses	(18,696)	(47,468)	(30,383)
Operating loss	(18,696)	(47,468)	(30,383)
Interest expense, net	(2,522)	(1,428)	(2,361)
Adjustments to fair value of derivatives	(3,269)	11,056	5,458
Cancellation of share options	—	—	(17,350)
Other (expense) / income, net	(47)	82	503
Total other (expense) / income	(5,838)	9,710	(13,750)
Loss before income taxes	(24,534)	(37,758)	(44,133)
Income tax expense	(240)	(613)	(301)
Net loss	$(24,774)	$(38,371)	$(44,434)
Net loss per share – basic and diluted	$(1.26)	$(2.96)	$(3.63)
Weighted average ordinary shares outstanding – basic and diluted	19,699,260	12,962,362	12,236,607
Statements of Comprehensive Loss
Net loss	$(24,774)	$(38,371)	$(44,434)
Other comprehensive (loss) / income:
Unrealized (loss) / income on marketable securities	(1)	351	(350)
Comprehensive loss	$(24,775)	$(38,020)	$(44,784)

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Shareholders’ Equity / (Deficit)

(In thousands, except share and per share data)

	Ordinary Shares		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain / ( Loss)	Total
Balance at December 31, 2021	12,185,019	$122	$428,605	$(378,493)	$—	50,234
Issuance of ordinary shares, net	413,622	4	437	—	—	441
Share-based compensation expense	—	—	4,758	—	—	4,758
Cancellation of share options	—	—	17,350	—	—	17,350
Net loss	—	—	—	(44,434)		(44,434)
Unrealized loss on available-for-sale securities	—	—	—	—	(350)	(350)
Balance at December 31, 2022	12,598,641	$126	$451,150	$(422,927)	$(350)	27,999
Issuance of ordinary shares, net	732,763	7	1,027	—	—	1,034
Issuance of ordinary shares on conversion of exchangeable notes	167,599	2	1,798	—	—	1,800
Share-based compensation expense	—	—	784	—	—	784
Net loss	—	—	—	(38,371)	—	(38,371)
Unrealized income on available-for-sale securities	—	—	—	—	351	351
Balance at December 31, 2023	13,499,003	$135	$454,759	$(461,298)	$1	(6,403)
Issuance of ordinary shares, net	16,449,752	164	21,953	—	—	22,117
Issuance of warrants for ordinary shares, net	—	—	2,718	—	—	2,718
Exercise of warrants for ordinary shares	1,498,145	15	1,797	—	—	1,812
Exercise of share options	87,333	1	86	—	—	87
Share-based compensation expense	—	—	363	—	—	363
Net loss	—	—	—	(24,774)	—	(24,774)
Unrealized loss on available-for-sale securities	—	—	—	—	(1)	(1)
Balance at December 31, 2024	31,534,233	$315	$481,676	$(486,072)	$—	(4,081)

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(24,774)	$(38,371)	$(44,434)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	30	31	84
Amortization	254	1,719	1,716
Lease termination adjustments	—	473	—
Share-based compensation expense	363	784	4,758
Cancellation of share options expense	—	—	17,350
Amortization of short-term investments	(352)	(1,145)	(183)
Interest on short-term investments	1	55	(55)
Amortization of debt discount and deferred financing costs	2,288	2,339	2,338
Interest on exchangeable notes - non-cash	723	811	819
Interest on promissory note - non-cash	300	—	—
Adjustments to fair value of derivatives	3,269	(11,056)	(5,458)
Other	3,859	2,267	2,281
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,663)	(3,188)	(1,551)
Other assets	17	322	—
Accounts payable	(4,745)	2,223	1,895
Accrued expenses	(5,110)	3,489	3,185
Income taxes	155	271	(510)
Other liabilities	(385)	(354)	(708)
Net cash used in operating activities	(26,770)	(39,330)	(18,473)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(13)	(62)
Purchases of short-term investments	(12,390)	(41,179)	(45,708)
Proceeds from sale of short-term investments	30,600	64,528	59,727
Net cash provided by investing activities	18,208	23,336	13,957
Cash flows from financing activities:
Repayments of long-term bank debt	—	—	(2,251)
Proceeds from issuance of ordinary shares, net of transaction costs	26,691	1,034	433
Net cash provided by / (used in) financing activities	26,691	1,034	(1,818)
Effect of exchange rates on cash and cash equivalents	(75)	(61)	(50)
Net increase / (decrease) in cash, cash equivalents and restricted cash	18,054	(15,021)	(6,384)
Cash, cash equivalents and restricted cash, at beginning of period	6,105	21,126	27,510
Cash, cash equivalents and restricted cash, at end of period	$24,159	$6,105	$21,126
Supplemental Disclosure of Cash Flow Information:
Income tax paid—U.S.	$220	$401	$821
Interest paid	—	—	22
Non-cash proceeds — Pfizer Promissory Note	20,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(1)
Nature of Operations and Basis of Presentation

Description of Business

Iterum Therapeutics plc (the Company) was incorporated under the laws of the Republic of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. The Company maintains its registered office at 3 Dublin Landings, North Wall Quay, Dublin 1, D01 C4E0, Ireland. The Company commenced operations in November 2015. The Company licensed global rights to its novel anti-infective compound, sulopenem, from Pfizer Inc. (Pfizer). The Company is dedicated to maximizing the commercial potential of ORLYNVAH™, the first oral branded penem available in the United States and potentially the first and only oral and intravenous (IV) branded penem available globally. The Company has developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which is referred to herein as oral sulopenem or ORLYNVAH™, as the context so requires, and is advancing the development of an IV formulation. The Company refers to sulopenem delivered intravenously as sulopenem and, sulopenem together with oral sulopenem/ORLYNVAH™, as its sulopenem program.

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

Even with receipt of U.S. Food and Drug Administration (FDA) approval, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries.

The Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which the Company registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that the Company may determine. On October 7, 2022, the Company entered into a sales agreement with HC Wainwright (the Sales Agreement), as agent, pursuant to which it could offer and sell ordinary shares, nominal value $0.01 per share (the ordinary shares) for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the Securities Act). On December 10, 2024 the Company filed a prospectus supplement with the Securities and Exchange Commission (SEC) pursuant to which it may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement.

On August 9, 2024, the Company completed a rights offering (the 2024 Rights Offering) in which it sold an aggregate of 6,121,965 units (2024 Units) at a subscription price of $1.21 per whole 2024 Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (the 1-year warrants) and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the 5-year warrants and, together with the 1-year warrants, the warrants). The Company's net proceeds from the 2024 Rights Offering, after deducting dealer-manager fees and other offering expenses payable by the Company, were $5.4 million. The warrants are exercisable upon issuance at a price of $1.21 per ordinary share. The 1-year warrants expire on August 9, 2025 and the 5-year warrants expire on August 9, 2029.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan (both of which have been repaid), payments received under the CARB-X program and proceeds of the Private Placement and Rights Offering. The Company has incurred operating losses since inception, including net losses of $24,774, $38,371 and $44,434 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company had an accumulated deficit of $486,072 as of December 31, 2024 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on sales and key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements. Based on its available cash and cash equivalents, the Company does not have cash on hand to fund its current operations and capital expenditure requirements for the next 12 months from the date of this Annual Report on Form 10-K. This condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued.

The Company plans to address this condition by raising funding through the possible sale of the Company’s equity or debt through public or private equity financings, which may include sales of the Company’s ordinary shares under the Company’s Sales Agreement with HC Wainwright. Although management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. In addition, in parallel, the Company is evaluating its corporate, strategic, financial and financing alternatives, with the goal of maximizing value for its shareholders. These alternatives could potentially include the licensing, sale or divestiture of the Company’s assets or proprietary technologies or another strategic transaction involving the Company. The evaluation of corporate, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

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

(2)
Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of expenses during the reporting period and the assessment of the Company’s ability to continue as a going concern. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of the RLNs. The Company bases its estimates on historical experience, known trends and other market specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ materially from those estimates.

Specifically, management has estimated variables used to calculate the DCF analysis to value the RLN liability (see Note 3 – Fair Value of Financial Assets and Liabilities).

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2024, 2023 and 2022, respectively, these changes related to unrealized gains and losses on the Company’s available-for-sale short-term investments. There were no reclassifications out of comprehensive loss for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Short-term Investments

The Company's investments consisted primarily of debt securities, including investment-grade corporate bonds. The Company considers its portfolio of investments to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Investments with maturities beyond one year are generally classified as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in shareholders’ equity. Realized gains and losses and declines in value are included as a component of interest expense, net based on the specific identification method. Any credit impairments are recorded through an allowance account.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $104 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s consolidated balance sheet is $17 and $17 for the years ended December 31, 2024 and 2023, respectively, relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) in the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 and $6 for the years ended December 31, 2024 and 2023, respectively, relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) in the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 and $11 for the years ended December 31, 2024 and 2023, respectively, relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). On the closing date of each of the registered direct offerings in June 2020 (June 3 Offering) and July 2020 (June 30 Offering) and the underwritten offering in the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

Intangible Assets

The Company’s finite-lived intangible assets consist of the regulatory milestone payment payable to Pfizer upon approval of ORLYNVAH™ by the FDA and is stated at cost less accumulated amortization. The Company calculates amortization expense, which is recognized in cost of sales, using the straight-line method over the estimated useful life of the related asset which the Company believes reasonably represents the time period in which the economic benefit of the intangible asset is consumed or otherwise realized. The Company evaluates recoverability of the intangible asset periodically by considering events or changes in circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired and, when there were indications that this asset is more likely than not to have become impaired, would test for impairment.

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

Leases

The Company determines if an arrangement contains a lease at inception or renewal. For arrangements that contain a lease, lease classification, recognition, and measurement are determined at the lease commencement or renewal date. The Company has elected to separately account for lease and non-lease components in determining the lease liabilities and right-of-use assets. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments. All operating lease expenses are recognized on a straight-line basis over the lease term.

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
•
Clinical Research Organizations (CROs), and investigative sites in connection with preclinical studies and clinical trials; and
•
Contract Manufacturing Organizations(CMOs), in connection with drug substance and drug product formulation of preclinical and clinical trial materials.

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

For awards granted to consultants and non-employees, compensation expense is recognized over the period during which services are rendered until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is re-measured using the then-current fair value of the Company’s ordinary shares and updated assumption inputs in the Black-Scholes option-pricing model.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The Company’s short-term investments and RLNs are carried at fair value, determined according to the fair value hierarchy above, see Note 3 for further details. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.

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

Derivative Liability

The Company accounted for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts which require bifurcation and measurement at fair value for accounting purposes on the balance sheet date. Any liabilities recorded at fair value were revalued each reporting period with the resulting change in fair value reflected in adjustments to fair value of derivatives.

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

Ordinary Share Warrants

The Company accounts for ordinary share warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), provided that such warrants are indexed to the Company's own shares is classified as equity. The Company completed a number of offerings containing freestanding derivatives which satisfy the criteria for classification as equity instruments as the warrants do not contain cash settlement features or variable settlement provisions that cause them to not be indexed to the Company's own stock. The Company assesses classification of its ordinary share warrants at each reporting date to determine whether the instruments still qualify for the scope exception under ASC 815, Derivatives and Hedging.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company has most of its cash and cash equivalents at three accredited financial institutions in the United States and Ireland, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

	Year ended December 31,
	2024	2023	2022
Options to purchase ordinary shares	841,720	1,108,988	355,591
Unvested restricted share units	—	16,666	128,728
Warrants	8,164,980	480,178	480,178
Exchangeable Notes	2,815,536	1,255,451	1,287,660
Total	11,822,236	2,861,283	2,252,157

Segment and Other Information

The Company determines and presents operating segments based on the information that is internally provided to the Chief Executive Officer and Chief Financial Officer, who together are considered the Company’s chief operating decision maker, in accordance with ASC 280, Segment Reporting. The Company has determined that it operates as a single business segment, which is the development and commercialization of innovative treatments for drug resistant bacterial infections. Refer to Note 12 – Segment Reporting for further information related to our segment.

Retirement Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers all U.S. employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. If the 401(k) Plan is considered top-heavy at the end of the financial year, with key employee accounts accounting for greater than 60% of total 401(k) Plan assets, the Company is required to contribute a deferral rate of up to 3% to the 401(k) Plan on behalf of certain employees. The Company was required to make a top-heavy contribution for the years ended December 31, 2024, 2023 and 2022 of $0.01 million, $0.03 million and $0.02 million, respectively.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. If the estimate of future demand changes, the Company considers the impact on the reserve for excess inventory and adjusts the reserve as required. Increases in the reserve are recorded as charges in cost of product sales. For product candidates that have not been approved by the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expenses. For products that have been

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

approved by the FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the clinical trial. Prior to an advisory committee providing a recommendation to the FDA that the Company’s application should be approved, costs related to manufacturing the product candidates are recorded as research and development expenses. All direct manufacturing costs incurred after this recommendation will be capitalized into inventory. The Company had no inventory as of December 31, 2024 or December 31, 2023.

Contingent Consideration

Certain license agreements contain milestone payments that could result in the requirement to make contingent consideration payments, see Note 16 – Commitments and Contingencies for further details. Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment. The fair value of the contingent consideration is measured at each reporting period. Any related unwinding of discount is recognized as a finance expense. Other changes in fair value are recognized in profit or loss or capitalized as an intangible asset depending on the stage of development. The Company did not record any contingent consideration amounts as at December 31, 2024 or December 31, 2023.

Recently Adopted Accounting Pronouncements

On November 27, 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We adopted this ASU for the annual period ended December 31, 2024 and the amendments have be applied retrospectively to all prior periods presented in the financial statements by expanding the disclosure of expenses included in our segment measures of profitability. Refer to our segments disclosure in Note 12 – Segment Reporting for more information.

Recent Accounting Pronouncements

On October 9, 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (ASU 2023-06), which incorporates into the Codification several disclosures and presentation requirements currently residing in SEC Regulations S-X and S-K. For entities subject to the existing SEC disclosure requirements, including those preparing for sale or issuance of securities, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later, with early adoption permitted. ASU 2023-06 is not expected to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which enhances the annual income tax disclosures for the effective tax rate reconciliation and income taxes paid. The amendments are effective for public business entities, for annual periods beginning after December 15, 2024 and for annual periods beginning after December 15, 2025 for all other entities. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 applies on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is assessing what impact ASU 2023-09 will have on the consolidated financial statements.

On November 04, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. ASU 2024-03 applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. We are currently assessing the impact ASU 2024-03 will have on the consolidated financial statements and disclosures.

On November 26, 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (ASU 2024-04), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2025. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. ASU 2024-04 is not expected to have a material impact on the consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(3)
Fair Value of Financial Assets and Liabilities

The Company did not hold financial assets carried at fair value as of December 31, 2024.

The following table presents information about the Company’s financial assets that were carried at fair value on a recurring basis on the consolidated balance sheet as of December 31, 2023 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

December 31, 2023
Assets	Total	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	$1,179	$—	$1,179	$—
Commercial paper	3,287	—	3,287	—
U.S. Treasury bonds	13,393	—	13,393	—
	$17,859	$—	$17,859	$—

See Note 4 – Short-term Investments, for details on the short-term investments. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

The following table presents information about the Company’s Exchangeable Notes, Promissory Note and RLNs and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

December 31, 2024
Current liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Short-term exchangeable notes	$14,463	$14,444	$—	$14,444	$—
Total current liabilities	$14,463	$14,444	$—	$14,444	$—

Long-term liabilities
Promissory Note
Long-term promissory note	20,300	20,412	—	20,412	—
Revenue Futures
Royalty-linked notes	10,771	10,771	—	—	10,771
Total	$31,071	$31,183	$—	$20,412	$10,771

December 31, 2023
Long-term liabilities	Book Value	Approximate Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Long-term exchangeable notes	$11,453	$11,645	$—	$11,645	$—
Revenue Futures
Royalty-linked notes	7,503	7,503	—	—	7,503
Total	$18,956	$19,148	$—	$11,645	$7,503

The fair value of Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture), without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The fair value of the long-term Promissory Note was determined using DCF analysis using the fixed interest rate outlined in the license agreement with Pfizer for the worldwide exclusive rights to research, develop, manufacture and commercialize sulopenem (Pfizer License), which represents a Level 2 basis of fair value measurement (see Note 10 – Debt).

The Level 3 liabilities held as of December 31, 2024 and 2023, consist of a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 – Royalty-Linked Notes).

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at an exchange rate of 191.7028 shares per $1,000 of principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately 5.2164 per ordinary share) as of

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

December 31, 2024, which was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Beginning on January 21, 2021 to December 31, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2024 was $11,117. See Note 18 – Subsequent Events for details of repayment of the Exchangeable Notes in January 2025.

The RLN liability is carried at fair value on the consolidated balance sheet (see Note 11 – Royalty-Linked Notes). The total fair value of $10,771 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 22% for the years ended December 31, 2024 and 2023. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

(4)
Short-term Investments

The Company classifies its short-term investments as available-for-sale. Short-term investments comprise highly liquid investments with minimum “A-” rated securities and have maturities of more than three months at the date of purchase. The investments are reported at fair value with unrealized gains or losses recorded in the consolidated statements of operations and comprehensive loss. Any differences between the amortized cost and fair value of investments are represented by unrealized gains or losses. The fair value of U.S. Treasury bonds, corporate bonds and commercial paper are represented by Level 2 fair value measurements - quoted price for a similar asset, or other observable inputs such as interest rates or yield curves.

The Company did not hold any short-term investments for the year ended December 31, 2024.

The following table represents the Company’s available for sale short-term investments by major security type as of December 31, 2023:

December 31, 2023					Maturity by period
	Amortized	Unrealized	Unrealized	Fair Value	Less than 1
Available-for-sale	Cost	Gains	(Losses)	Total	Year	1 to 5 Years
Corporate bonds	$1,179	$1	$—	$1,180	$1,180	$—
Commercial paper	3,288	—	(1)	3,287	3,287	—
U.S. Treasury bonds	13,391	3	(2)	13,392	13,392	—
Total	$17,858	$4	$(3)	$17,859	$17,859	$—

(5)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2024	December 31, 2023
Prepaid insurance	$389	$472
Other prepaid assets	138	89
Right of use assets, net	65	—
Research and development tax credit receivable	18	195
Prepaid research and development expenses	4	872
Total	$614	$1,628

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(6)
Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	December 31, 2024	December 31, 2023
Gross intangible asset	$20,000	$—
Less: accumulated amortization	(254)	—
	$19,746	$—

On November 18, 2015, the Company and Iterum Therapeutics International Limited (ITIL), a wholly owned subsidiary of the Company, entered into the Pfizer License. Under the Pfizer License, ITIL agreed to make certain regulatory and sales payments, including a regulatory milestone payment of $20.0 million to Pfizer upon approval of ORLYNVAH™ by the FDA for commercial sale in the United States. On October 25, 2024, the Company received FDA approval for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections in adult women who have limited or no alternative oral antibacterial treatment options, and the regulatory milestone payment was capitalized on that date. The milestone payment is being amortized over a period of 14.4 years based on the patent life of ORLYNVAH™ and the amortization is recorded as cost of sales. The Company deferred this payment for a two-year period, at an annual rate of eight percent on a daily compounded basis until paid in full, as was permitted pursuant to the terms of the Pfizer License.

The estimated future amortization related to intangible assets included on the consolidated balance sheet as of December 31, 2024 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended December 31,
2025	$1,389
2026	1,389
2027	1,389
2028	1,389
2029	1,389
Thereafter	12,801
$19,746

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, measurement period adjustments to intangible assets, impairments of intangible assets, accelerated amortization of intangible assets, and other events.

(7)
Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	December 31, 2024	December 31, 2023
Leasehold improvements	$148	$148
Furniture and fixtures	120	120
Computer equipment	95	98
	363	366
Less: accumulated depreciation	(340)	(315)
	$23	$51

Depreciation expense was $30, $31 and $84 for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, accumulated depreciation decreased by $5 due to the removal of fully depreciated computer equipment during the year ended December 31, 2024.

(8)
Leases

The Company has entered into a number of operating leases, primarily for office space and commercial property. These leases have remaining terms which range from 0.08 years to 0.58 years. The renewal option on one lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025. A Deed of Assignment was signed in August 2023 in relation to a commercial property lease and accordingly the related Right of Use asset and lease liability were derecognized. In

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

September 2020, the Company entered into a sublease agreement for a commercial unit. This sublease agreement was assigned with the related lease in August 2023.

In November 2021, the Company entered into a 12-month lease, with a rolling extension, for office space, and in May 2022, the Company entered into a 6-month lease for office space, which was extended to November 2023, and elected not to apply the measurement and recognition requirements of ASC 842 to these short-term leases as any renewal term exercised or considered reasonably certain of exercise by the Company did not extend more than 12 months from the end of the previously determined lease term. In August 2023, the Company extended the lease agreements for a further nine months, with a rolling extension, and twelve months, respectively. While neither of the extended agreements were for more than 12 months from the end of the previously determined lease term, it was considered to be reasonably certain that these lease arrangements would be extended beyond a period of more than 12 months. Accordingly, the Company applied the measurement and recognition requirements of ASC 842 to these lease arrangements. In September 2024, the Company notified the landlord of its intention to terminate the twelve month lease on November 30, 2024 and in October 2024, the Company notified the landlord of its intention to terminate the lease with the rolling extension on January 31, 2025 and the related Right of Use assets and lease liabilities have accordingly been reduced.

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

All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $389, $363 and $753 of operating lease costs for right-of-use assets during the years ended December 31, 2024, 2023 and 2022, respectively. The Company recognized $5, $194 and $243 of rental expenses on short-term leases during the .years ended December 31, 2024, 2023 and 2022, respectively. The Company did not recognize any sublease income during the year ended December 31, 2024. The Company recognized $199 and $293 of sublease income during the years ended December 31, 2023 and 2022, respectively.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	December 31, 2024	December 31, 2023
Cash paid for operating lease liabilities	$385	$354

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	0.39 years	1.46 years
Weighted-average discount rate	11.5%	12.9%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term ("Prepaid expenses and other current assets" and “Other assets”) and the Company’s obligation to make lease payments (“Other current liabilities” and “Other liabilities”):

	December 31, 2024	December 31, 2023
Prepaid expenses and other current assets	$65	$—
Other assets	—	549
Total lease assets	65	549

Other current liabilities	$67	$365
Other liabilities	—	188
Total lease liabilities	$67	$553

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2024 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ended December 31,
2025	$68
2026	—
2027	—
2028	—
2029	—
Thereafter	—
$68
Less imputed interest	(1)
Total lease liabilities	$67

(9)
Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2024	December 31, 2023
Accrued manufacturing expenses	$1,148	$71
Accrued payroll and bonus expenses	1,138	2,742
Accrued professional fees	246	37
Accrued other expenses	74	76
Accrued clinical trial costs	45	4,835
Total	$2,651	$7,761

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

The loan proceeds were allocated based on the relative fair values of the debt instrument and the warrant instrument. The fair value of the warrants and the closing costs were recorded as debt discounts and are being amortized using the effective interest rate method over the term of the loan. The effective annual interest rate of the outstanding debt was approximately 12.51% on March 1, 2022. The Company recognized $16 of interest expense related to the Loan and Security Agreement during the year ended December 31, 2022 including $6 related to the accretion of the debt discounts and deferred financing costs during the year ended

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

December 31, 2022. All outstanding amounts were repaid on March 1, 2022, effectively terminating the Loan and Security Agreement.

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

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes are exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash, at the Company’s election, at an exchange rate of 191.7028 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an exchange price of approximately 5.2164 per ordinary share) as of December 31, 2024, which exchange rate was adjusted from an initial exchange rate of 66.666 shares per $1,000 principal and interest on the Exchangeable Notes (equivalent to an initial exchange price of $15.00 per ordinary share) and is subject to further adjustment pursuant to the terms of the Exchangeable Notes Indenture. Any accrued and unpaid interest being exchanged will be calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 to December 31, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have completed a non-cash exchange of their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2024 was $11,117. See Note 18 – Subsequent Events for details of repayment of the Exchangeable Notes in January 2025.

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

The Company recognized $723, $811 and $820 of interest expense related to the Exchangeable Notes during the years ended December 31, 2024, 2023 and 2022, respectively, and $2,288, $2,339 and $2,344 related to the amortization of the debt discounts and deferred financing costs during the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are recorded in interest expense, net in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, 2023 and 2022, respectively. The balance of the Exchangeable Notes at each reporting date is as follows:

	December 31, 2024
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$6,576
September 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	36
Conversion of $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(40,691)	(3,071)
2025 Exchangeable Notes	11,117	3,541
Unamortized discount and debt issuance costs	(195)	—
2025 Exchangeable Notes, net	$10,922	$3,541

	December 31, 2023
	Principal	Accrued Interest
January 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	$51,588	$5,861
September 2020 $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	220	28
Conversion of $1,000 Exchangeable Notes, 6.5% interest, due January 31, 2025 (2025 Exchangeable Notes)	(40,691)	(3,071)
2025 Exchangeable Notes	11,117	2,818
Unamortized discount and debt issuance costs	(2,482)	—
2025 Exchangeable Notes, net	$8,635	$2,818

Payment Protection Program

On April 3, 2020, the U.S. Small Business Administration (SBA) launched the Paycheck Protection Program, which was established following the signing of the CARES Act on March 27, 2020. On April 30, 2020, our wholly owned subsidiary, Iterum Therapeutics US Limited (Iterum US Limited), entered into the PPP loan with SVB under the Paycheck Protection Program, pursuant to the Company receiving a PPP loan of $744 with a fixed 1% annual interest rate and a maturity of two years. Under the terms of the agreement, there were no payments due by the Company until the SBA remitted the forgiveness amount to Iterum US Limited or until after the 10 months after the end of the six-month period beginning April 30, 2020 (the Deferral Period). Following the Deferral Period, equal monthly repayments of principal and interest were due to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The SBA forgave $340 of the loan in November 2020, and the remaining loan of $404 began amortization in December 2020 with equal monthly repayments through March 2022. Total principal repayments of $69 were made during the year ended December 31, 2022. The Company recognized $0 of interest expense related to the loan agreement during the year ended December 31, 2022. All outstanding amounts were repaid on March 17, 2022, effectively terminating the PPP loan.

Pfizer Promissory Note

On November 18, 2015, the Company and ITIL entered into the Pfizer License. Under the Pfizer License, ITIL agreed to make certain regulatory and sales milestone payments, including a regulatory milestone payment of $20.0 million to Pfizer upon approval of oral sulopenem for commercial sale in the United States by the FDA. On October 25, 2024, the Company received FDA approval for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women who have limited or no alternative oral antibacterial treatment options. On October 28, 2024, the Company notified Pfizer that it was electing to defer payment of the milestone payment for two years, or until October 25, 2026 (the Deferral Period), and delivered a promissory note (the

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Promissory Note) issued by ITIL in the amount of the milestone payment to Pfizer, as permitted pursuant to the terms of the Pfizer License.

The Promissory Note bears interest at an annual rate of eight percent (8.0%) on a daily compounded basis until paid in full and matures on October 25, 2026. ITIL has the right to prepay the unpaid principal balance of the Promissory Note together with accrued and unpaid interest at any time without premium or penalty. Pursuant to the terms of the Promissory Note, ITIL may (i) assign the Promissory Note to an affiliate of ITIL; (ii) designate one of its affiliates to perform its obligations thereunder; or (iii) assign the Promissory Note in the event of a change of control, provided that in the case of clauses (i) and (ii) ITIL is not relieved of any liability thereunder. Pursuant to the terms of the Pfizer License, if a change of control of ITIL or the Company occurs during the Deferral Period, Pfizer may, in its sole discretion and at its sole option, declare the milestone payment to be immediately due and payable together with all interest accrued under the Promissory Note. The Company has guaranteed all of the amounts payable by ITIL under the terms of the Pfizer License, including the amounts owed under the Promissory Note, pursuant to the guarantee entered into by and among ITIL, the Company and Pfizer on November 18, 2015 in connection with the Pfizer License.

Principal Payments on Outstanding Debt

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 11 – Royalty-Linked Notes) as of December 31, 2024, for the following five fiscal years and thereafter were as follows:

Year Ending December 31,
2025	$11,117
2026	20,000
2027	—
2028	—
2029	—
Thereafter	104
$31,221

(11)
Royalty-Linked Notes

Liability Related to Sale of Future Royalties

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. On September 8, 2020, as part of the Rights Offering, the Company issued 11,000 RLNs to existing shareholders. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company receives FDA approval for one or more specified sulopenem products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN, has not been paid as of the end date on December 31, 2045, Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the RLN Indenture (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160 (or 4,000 times the principal amount of such note). The RLNs are redeemable at any time, at the Company’s option, subject to the terms of the RLN Indenture.

In accordance with exceptions allowed under ASC 815-10, Derivatives and Hedging, this transaction was initially accounted for as a debt liability under ASC 470. Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the RLNs are accounted for as a derivative and are remeasured to fair value at each reporting date. In accordance with ASC 815, the fair value of the RLNs is determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. Fair value measurements are highly sensitive to changes in inputs and significant changes to inputs can result in a significantly higher or lower fair value. The Company periodically assesses the revenue forecasts of the specified sulopenem products and the related payments. The Company has no obligation to pay any amount to the noteholders until the net revenue of the specified products are earned.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The balance of the RLNs at each reporting date is as follows:

December 31, 2024
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(3,936)
Total liability related to the sale of future royalties at December 31, 2024	$10,771
Current Portion	—
Long-term Portion	$10,771

December 31, 2023
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(7,204)
Total liability related to the sale of future royalties at December 31, 2023	$7,503
Current Portion	—
Long-term Portion	$7,503

(12) Segment Reporting

In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single business segment, which is the development and commercialization of innovative treatments for drug resistant bacterial infections. The financial results of the Company’s operations are managed and reported to the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who together are considered the Company’s chief operating decision maker (CODM), on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources.

As a single reportable segment entity, the Company’s segment performance measure is net income / (loss) attributable to shareholders. Significant segment expenses, as provided to the CODM, are presented below.

	Years Ended December 31,
	2024	2023	2022
Segment cost of sales (a)	$—	$—	$—
Segment research and development (b) (c) (d)	(10,247)	(37,842)	(14,456)
Segment general and administration (c) (d)	(7,789)	(7,092)	(9,369)
Share-based compensation expense (see Note 14)	(376)	(784)	(4,758)
Depreciation and amortization	(284)	(1,750)	(1,800)
Operating loss	$(18,696)	$(47,468)	$(30,383)
a)
Amortization expense of $254 related to the Pfizer Intangible asset has been excluded for the year ended December 31, 2024 and included within depreciation and amortization.
b)
Amortization expense of $1,719 and $1,716 related to the ACSD intangible asset has been excluded for the years ended December 31, 2023 and 2022, respectively, and included within depreciation and amortization.
c)
Share-based payment expense of $193, $412 and $1,396 related to research and development and $170, $372 and $3,362 related to general and administration have been excluded for the years ended December 31, 2024, 2023 and 2022, respectively, and included within share-based compensation expense.
d)
Depreciation expense of $18, $19 and $49 related to research and development and $12, $12 and $35 related to general and administration have been excluded for the years ended December 31, 2024, 2023 and 2022, respectively, and included within depreciation and amortization.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Interest Expense, Net

	Years Ended December 31,
	2024	2023	2022
Interest income	$789	$1,722	$819
Interest expense	(3,311)	(3,150)	(3,180)
Interest expense, net	$(2,522)	$(1,428)	$(2,361)

Long-Lived Assets

The distribution of long-lived assets by geographical area was as follows:

Long lived assets	December 31, 2024	December 31, 2023
Ireland	$19,759	$342
U.S.	15	287
Total	$19,774	$629

(13)
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

Ordinary Shares

On August 9, 2024, the Company completed the 2024 Rights Offering in which it sold an aggregate of 6,121,965 2024 Units. Aggregate gross proceeds to the Company's from the 2024 Rights Offering were $7.4 million and net proceeds were $5.4 million after deducting fees payable to the dealer-manager fees and other offering expenses payable by the Company.

At the Company’s annual general meeting of shareholders on May 3, 2023, the Company’s shareholders approved an increase of 60,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 80,000,000 ordinary shares of $0.01 par value each as of December 31, 2024. The holders of ordinary shares are entitled to one vote for each share held. There are no redemption or sinking fund provisions with respect to the authorized ordinary shares.

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

On October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which the Company could offer and sell ordinary shares for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On December 10, 2024 the Company filed a prospectus supplement with the Securities and Exchange Commission pursuant to which it may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement. During the years ended December 31, 2024 and 2023, the Company sold 10,327,787 and 639,825 ordinary shares under the Sales Agreement at an average price of $1.94 and $1.68 per share for net proceeds of $19,405 and $1,034 respectively.

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

Beginning on January 21, 2021 to December 31, 2024, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes have exchanged their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. The aggregate principal amount of Exchangeable Notes outstanding as of December 31, 2024 was $11,117. See Note 18 – Subsequent Events for details of repayment of the Exchangeable Notes in January 2025.

Warrants to purchase Ordinary Shares

In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and LSF warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per share. These warrants will expire on April 27, 2028. No warrants had been exercised as of December 31, 2024.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of December 31, 2024.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per ordinary share and will expire on June 30, 2025. As of December 31, 2024, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of December 31, 2024, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the February 2021 Underwritten Offering, the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of December 31, 2024, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option, on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of December 31, 2024.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of December 31, 2024.

In connection with the 2024 Rights Offering, the Company issued and sold 1-year warrants to purchase up to 3,060,982 ordinary shares and 5-year warrants to purchase up to 6,121,965 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.21 per ordinary share and will expire on August 9, 2025 and August 9, 2029, respectively. As of December 31, 2024, 1-year warrants issued in connection with the 2024 Rights Offering were exercised for 850,998 ordinary shares for net proceeds of $1,030 and 5-year warrants issued in connection with the 2024 Rights Offering were exercised for 647,147 ordinary shares for net proceeds of $783.

The Company has classified the warrants as equity in accordance with ASC 815. Accordingly, the proceeds were allocated between ordinary shares, the 1-year warrants and the 5-year warrants based on the relative fair value of the individual components. The fair value of the warrants were determined using a Black-Scholes option pricing model and the ordinary shares based on the closing date share price and were recorded in additional paid-in capital within shareholders' deficit on the consolidated balance sheets. The following assumptions were used in the Black-Scholes option pricing model:

	August 9, 2024
	1-year warrants	5-year warrants
Volatility	109%	109%
Expected term in years	1.00	5.00
Dividend rate	0%	0%
Risk-free interest rate	4.50%	3.80%
Share price	$1.18	$1.18
Strike price	$1.21	$1.21
Fair value of warrants issued	$0.50	$0.94

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of December 31, 2024. The Company's Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no undesignated preferred shares in issue as of December 31, 2024 or December 31, 2023.
(14)
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

The Company did not grant any share options to employees and directors during the year ended December 31, 2024 and 857,500 and 197,085 share options were granted to employees and directors during the years ended December 31, 2023 and 2022, respectively. There were 307,908, 930,010 and 296,199 unvested employee and director options outstanding as of December 31, 2024, 2023 and 2022, respectively. Total expense recognized related to the employee and director share options was $368, $468, and $3,580, for the years ended December 31, 2024, 2023 and 2022, respectively. Total unamortized compensation expense related to employee and director share options was $268, $1,000 and $929 as of December 31, 2024, 2023 and 2022, respectively, expected to be recognized over a remaining weighted average vesting period of 1.24 years, 2.09 years and 1.41 years as of December 31, 2024, 2023 and 2022, respectively.

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

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The range of assumptions that the Company used to determine the grant date fair value of employee and director options granted were as follows:

	Year Ended December 31,
	2023	2022
Volatility	100%	100 - 130%
Expected term in years	6.00 - 6.25	5.50 - 6.25
Dividend rate	0%	0%
Risk-free interest rate	3.55% - 3.67%	1.90 - 3.96%
Share price	$1.00 - $1.04	$0.81-$6.72
Fair value of option on grant date	$0.80 - $0.84	$0.64-$5.95

The following table summarizes total stock option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2021	948,639	120,000	1,068,639
Granted	190,753	6,332	197,085
Exercised	—	—	—
Forfeited	—	(3,333)	(3,333)
Cancelled Shares	(906,800)	—	(906,800)
Expired	—	—	—
Options outstanding December 31, 2022	232,592	122,999	355,591
Granted	855,000	2,500	857,500
Exercised	—	—	—
Forfeited	(103,437)	(666)	(104,103)
Expired	—	—	—
Options outstanding December 31, 2023	984,155	124,833	1,108,988
Granted	—	—	—
Exercised	(87,333)	—	(87,333)
Forfeited	(59,935)	(120,000)	(179,935)
Expired	—	—	—
Options outstanding December 31, 2024	836,887	4,833	841,720

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following table summarizes the total number of options outstanding and the weighted-average exercise price:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2021	1,068,639	$30.12	9.42	—
Granted	197,085	$2.88
Exercised	—
Forfeited	(3,333)	$6.15
Cancelled Shares	(906,800)	$33.16
Expired	—
Options outstanding December 31, 2022	355,591	$7.49	9.12	—
Granted	857,500	$1.00
Exercised	—
Forfeited	(104,103)	$2.08
Expired	—
Options outstanding December 31, 2023	1,108,988	$2.73	8.94	$832
Granted	—
Exercised	(87,333)	$1.00
Forfeited	(179,935)	$5.30
Expired	—
Options outstanding December 31, 2024	841,720	$2.37	7.76	$549
Exercisable at December 31, 2024	533,812	$3.10	7.50	$314

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares as of December 31, 2024, 2023 and 2022, respectively.

The weighted average grant-date fair value per share of share options granted during the years ended December 31, 2023 and 2022 was $0.80 and $2.39, respectively.

Restricted Share Units (RSUs)

No RSUs were granted to employees or directors during the years ended December 31, 2024 and 2023. The Company granted 66,398 RSUs to employees and directors during the year ended December 31, 2022.

The following table summarizes the number of RSUs granted covering an equal number of the Company’s ordinary shares for all of our plans:

	Equity Plans	Inducement Plan	Total
RSUs outstanding December 31, 2021	85,684	33,333	119,017
Granted	66,398	—	66,398
Shares vested	(48,353)	(8,334)	(56,687)
Forfeited	—	—	—
RSUs outstanding December 31, 2022	103,729	24,999	128,728
Granted	—	—	—
Shares vested	(103,729)	(8,333)	(112,062)
Forfeited	—	—	—
RSUs outstanding December 31, 2023	—	16,666	16,666
Granted	—	—	—
Shares vested	—	—	—
Forfeited	—	(16,666)	(16,666)
RSUs outstanding December 31, 2024	—	—	—

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The table below shows the total number of RSUs granted and the weighted-average grant date fair value of the total RSUs granted:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding December 31, 2021	119,017	$19.16
Granted	66,398	$2.91
Shares vested	(56,687)	$21.23
Forfeited	—
RSUs outstanding December 31, 2022	128,728	$9.87
Granted	—
Shares vested	(112,062)	$10.26
Forfeited	—
RSUs outstanding December 31, 2023	16,666	$7.26
Granted	—
Shares vested	—
Forfeited	(16,666)	$7.26
RSUs outstanding December 31, 2024	—

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for employees under our 2018 Plan and four years for employees under our 2021 Inducement Plan. Total benefit recognized related to the RSUs was $5 for the year ended December 31, 2024, and total expense recognized related to the RSUs was $316 and $1,178 for the years ended December 31, 2023 and 2022, respectively. There was no unamortized compensation expense related to the RSUs as of December 31, 2024, and total unamortized compensation expense related to the RSUs was $116 and $434 as of December 31, 2023 and 2022, respectively, which was expected to be recognized over a remaining average vesting period of 1.92 years and 0.88 years as of December 31, 2023 and 2022, respectively.

The Company’s share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31,
	2024	2023	2022
Research and development expense	$193	$412	$1,396
General and administrative expense	170	372	3,362

There was a total of $268, $1,116 and $1,363 unamortized share-based compensation expense for share options and restricted share units as of December 31, 2024, 2023 and 2022, respectively, expected to be recognized over a remaining average vesting period of 1.24 years, 2.07 years and 1.28 years as of December 31, 2024, 2023 and 2022, respectively.

(15)
Income Taxes

During the years ended December 31, 2024, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items.

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2024	2023	2022
Current
U.S.	$240	$613	$301
Ireland	—	—	—
Total Current	$240	$613	$301

Deferred
U.S.	$—	$—	$—
Ireland	—	—	—
Total Deferred	$—	$—	$—
Income Tax Provision	$240	$613	$301

Income taxes have been based on the following components of income (loss) before provision for income taxes:

	Year Ended December 31,
	2024	2023	2022
U.S.	$370	$1,743	$(13,701)
Ireland	(24,904)	(39,501)	(30,432)
Total	$(24,534)	$(37,758)	$(44,133)

The Irish statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
Statutory rate	12.50%	$(3,067)	12.50%	$(4,720)	12.50%	$(5,517)
Impact of U.S. tax rate	0.23%	(57)	0.72%	(272)	4.71%	(2,080)
Impact of valuation allowance	(12.27)%	3,012	(14.48)%	5,466	(5.30)%	2,341
Adjustments for current tax of prior periods	2.13%	(522)	0.14%	(52)	(4.19)%	1,851
Cancellation of share options	0.00%	—	0.00%	—	(9.02)%	3,983
Fair value movements on derivative financial instruments	(2.53)%	621	3.66%	(1,382)	1.55%	(682)
Other, net	(1.03)%	253	(4.17)%	1,573	(0.92)%	405
Effective tax rate	(0.98)%	$240	(1.62)%	$613	(0.68)%	$301

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023	2022
Deferred tax assets
Share-based compensation	$73	$154	$438
Depreciation	1	45	42
Net operating loss carryforwards	44,536	41,525	36,059
Other	4	4	(11)
Valuation allowance	(44,614)	(41,728)	(36,528)
Total deferred tax assets	$—	$—	$—

Deferred tax liabilities	—	—	—
Net deferred tax asset	$—	$—	$—

As a company incorporated in Ireland, it is principally subject to taxation in Ireland.

The Company has net operating loss carryforwards in Ireland of approximately $44,536, $41,525 and $36,059 as of the years ended December 31, 2024, 2023 and 2022, respectively, for which a full valuation allowance has been recognized as it was determined that it is more-likely-than-not that these net deferred tax assets will not be realized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient

ITERUM THERAPEUTICS PLC

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2024	2023
Balance at January 1	$2,020	$2,844
Decrease in tax positions	(111)	(824)
Balance at December 31	$1,909	$2,020

The Company's federal and state income tax returns for 2021 through 2023 remain open to examination by the IRS. The Company's income tax returns in Ireland remain open to examination from 2020 to 2023. The Company is not currently subject to any audits or examination.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law in the United States. The IRA created a new corporate alternative minimum tax of 15% on adjusted financial statement income and an excise tax of 1% of the value of certain stock repurchases. The provisions of the IRA will be effective for periods beginning after December 31, 2022. The enactment of the IRA did not result in any material adjustments to the Company's income tax provisions or net deferred tax assets as of December 31, 2024.

(16)
Commitments and Contingencies

License Agreement

On November 18, 2015, the Company and ITIL, entered into the Pfizer License.

Under the Pfizer License, the Company is obligated to make a potential one-time payment related to sublicensing income that exceeds a certain threshold. The Company is obligated to pay Pfizer potential future regulatory milestone payments, as well as sales milestones upon achievement of net sales ranging from $250.0 million to $1.0 billion for each product type. The Company is also obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

Royalty-Linked Notes

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. On September 8, 2020, as part of the Rights Offering, the Company issued 11,000 RLNs to existing shareholders. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company receives FDA approval for one or more specified sulopenem products prior to December 31, 2025 and the Company earns net revenues on such product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN, has not been paid as of the end date on December 31, 2045, Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the RLN Indenture (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The RLNs will be redeemable at the Company’s option, subject to the terms of the RLN Indenture.

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

(17)
Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of December 31, 2024, $11,117 aggregate principal amount of Exchangeable Notes and all RLNs remained outstanding. See Note 18 – Subsequent Events for details of repayment of the Exchangeable Notes in January 2025.

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

(18) Subsequent Events

Exchangeable Notes Repayment

On January 31, 2025, the Exchangeable Notes matured and Iterum Bermuda repaid to the holders thereof an aggregate principal amount of $11,117 together with accrued interest of $3,628.

Equity

Subsequent to December 31, 2024, through February 6, 2025, the Company sold 3.0 million ordinary shares under the Sales Agreement, with HC Wainwright as agent, at an average price of $1.64 per share for net proceeds of $4,827.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we conducted an evaluation of the effectiveness of our internal control over financial reporting. We used the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under that framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

We have adopted an Insider Trading and Trading Window Policy governing the purchase, sale, and other dispositions of our securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information regarding our directors as of January 31, 2025.

Name	Age	Position
Corey N. Fishman	60	Director, President and Chief Executive Officer
Michael W. Dunne	65	Director
Beth P. Hecht (1)(2)	61	Director
Ronald M. Hunt (1)(2)(3)	60	Director
David G. Kelly (2)(3)	63	Director
(1) Member of the compensation committee
(2) Member of the audit committee
(3) Member of the nominating and corporate governance committee

Corey N. Fishman has served as our President and Chief Executive Officer and as a member of our board of directors since November 2015. From August 2010 to February 2015, Mr. Fishman served as chief operating officer of Durata Therapeutics, Inc., a pharmaceutical company acquired by Actavis plc (Actavis), a pharmaceutical company, and he also served as chief financial officer of Durata Therapeutics, Inc., from June 2012 to February 2015. From 2008 to 2010, Mr. Fishman served as chief financial officer of GANIC Pharmaceuticals, Inc., a pharmaceutical company. From 2002 to 2008, Mr. Fishman served in a variety of roles at MedPointe Healthcare, Inc., a specialty pharmaceutical company acquired by Meda AB, including as chief financial officer from 2006 to 2008. Mr. Fishman previously served on the board of directors of Momenta Pharmaceuticals, Inc., a biotechnology company, from September 2016 until June 2020 and BioSpecifics Technology Corporation, a biopharmaceutical company, from April 2020 until its acquisition by Endo International plc in December 2020. Mr. Fishman holds a B.A. in economics from the University of Illinois at Urbana-Champaign and an M.S.M. in finance from the Krannert School of Management at Purdue University. We believe Mr. Fishman is qualified to serve on our board of directors due to his role as a founder of our Company, his deep knowledge of our Company and his extensive background in the pharmaceutical industry.

Michael W. Dunne has served as a member of our board of directors since December 2020 and serves as a consultant for one of our wholly owned subsidiaries since December 2020. From December 2020 until January 2025, Dr. Dunne served as the chief medical officer at the Gates Medical Research Institute. Previously, Dr. Dunne served as our chief scientific officer from November 2015 to December 2020. From November 2014 until September 2015, Dr. Dunne was vice president of research and development at Actavis. From September 2010 to October 2014, Dr. Dunne served as chief medical officer of Durata Therapeutics, Inc., where he previously served as acting chief medical officer on a consulting basis from December 2009 to September 2010. From 1992 to 2009, Dr. Dunne served in a variety of roles in connection with the clinical development of numerous infectious disease compounds at Pfizer Inc., a biopharmaceutical company, including as the vice president, therapeutic area head of development for infectious disease from 2001 to 2009. Dr. Dunne served as a member of the board of directors of Aviragen Therapeutics, Inc, a biotechnology company from 2015 to 2018. Dr. Dunne holds a B.A. in economics from Northwestern University and an M.D. from the State University of New York Health Sciences Center. He completed his internal medicine residency and fellowships in infectious diseases and pulmonary medicine at Yale University School of Medicine. We believe Dr. Dunne is qualified to serve on our board of directors due to his role as co-founder of the Company, his deep knowledge of our Company and his extensive background and medical experience in infectious disease.

Beth P. Hecht has served as a member of our board of directors since March 2021. Since October 2021, Ms. Hecht has served as chief legal officer and corporate secretary of Xeris Biopharma Holdings Inc., a specialty pharmaceutical company. From January 2019 to October 2021, Ms. Hecht served as senior vice president, general counsel and corporate secretary of Xeris Pharmaceuticals, Inc., a specialty pharmaceutical company. From October 2012 to December 2018, Ms. Hecht served as managing director and chief legal and administrative officer for Auven Therapeutics Management L.L.P., a global biotechnology and pharmaceutical private equity firm. Ms. Hecht previously served on the board of directors of Neos Therapeutics, Inc. a pharmaceutical company, from September 2015 until its acquisition by Aytu BioPharma Inc., formerly Aytu Bioscience, Inc., in March 2021 and also served on the board of directors of Aytu BioScience Inc. from March 2021 until May 2021. Ms. Hecht is a graduate of Amherst College and Harvard Law School and started her career as an attorney specializing in intellectual property and corporate transactions at Willkie Farr & Gallagher (New York) and then Kirkland & Ellis (New York). We believe Ms. Hecht is qualified to serve on our board of directors due to her extensive experience in the pharmaceutical industry and her service on the boards of directors of other pharmaceutical companies.

Ronald M. Hunt has served as a member of our board of directors since November 2015. Since 2005, Mr. Hunt has served as a managing director and member of New Leaf Venture Partners, L.L.C., a venture capital firm. Previously, Mr. Hunt served as a partner at the Sprout Group, a venture capital firm, and was a consultant with consulting firms Coopers & Lybrand Consulting and The Health

Care Group. Mr. Hunt also previously served in various sales and marketing positions at Johnson & Johnson and SmithKline Beecham Pharmaceuticals. Mr. Hunt currently serves as a board member of Rallybio Corporation, a clinical-stage biotechnology company, and on the boards of a number of private pharmaceutical and healthcare companies. Mr. Hunt previously served on the board of directors of Harpoon Therapeutics, Inc., from 2017 to March 2024 and Neuronetics, Inc. from 2015 to May 2019. Mr. Hunt holds a B.S. from Cornell University and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe Mr. Hunt is qualified to serve on our board of directors due to his investment experience, his experience in the pharmaceuticals industry and his service on the boards of directors of other biopharmaceutical companies.

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

Executive Officers

The following table sets forth information regarding our executive officers as of January 31, 2025.

Name	Age	Position
Corey N. Fishman	60	Director, President and Chief Executive Officer
Judith M. Matthews	55	Chief Financial Officer

In addition to the biographical information for Mr. Fishman, which is set forth above, set forth below is certain biographical information about Ms. Matthews:

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

Committees of our Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which operates under a charter that has been approved by our board of directors. The charters for each of these committees are available on our website at www.iterumtx.com.

Audit Committee

Our audit committee consists of David G. Kelly (Chairman), Beth P. Hecht and Ronald M. Hunt. The chairperson of our audit committee is Mr. Kelly.

Our board of directors has determined that Messrs. Kelly and Hunt and Ms. Hecht each satisfy the independence standards for such committees established by the U.S. Securities and Exchange Commission (SEC) and the Nasdaq Stock Market.

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

Code of Business Conduct and Ethics

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and holders of more than ten percent of our ordinary shares, to file with the SEC initial reports of ownership of our ordinary shares and other equity securities and reports of changes in ownership of our ordinary shares and other equity securities. Such executive officers, directors and holders of more than ten percent of our ordinary shares are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations regarding the filing of required reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than ten percent of our ordinary shares, with respect to fiscal year ended December 31, 2024, were met except for three reports on Form 4 for each of Mr. Hunt, Dr. Dunne and Mr. Fishman, in each case disclosing the director's exercise of subscription rights to acquire ordinary shares of the Company and warrants to purchase ordinary shares of the Company on August 6, 2024 as part of the rights offering that was completed on August 9, 2024.

Insider Trading and Trading Window Policy

We have adopted an Insider Trading and Trading Window Policy governing the purchase, sale, and other dispositions of our securities by directors, officers and employees, as well as us, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards of The Nasdaq Stock Market LLC.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or executive officers being involved in any legal proceeding in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (excluding traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Item 11. Executive Compensation.

The following discussion provides details of the compensation and other benefits paid by us and our subsidiaries to certain executive officers for services provided for the years ended December 31, 2024 and 2023 and to the members of our board of directors for services provided for the year ended December 31, 2024.

Executive and Director Compensation Processes

Our executive compensation program is administered by our compensation committee, subject to oversight by our board of directors. Our compensation committee reviews our executive compensation practices on an annual basis and approves, or recommends for approval by the board, the compensation of the Company’s executives.

Our compensation committee periodically reviews and makes recommendations to the board of directors with respect to director compensation. As and when required, we have retained the services of Coda Advisors LLC (Coda), as an independent compensation consultant to provide comparative data on executive compensation practices in our industry and to provide advice to the compensation committee in relation to our executive compensation program. While Coda has provided advice to the Company and the compensation committee in relation to such compensation practices from time to time, the compensation committee ultimately makes its own decisions with regard to our executive and director compensation programs.

Executive Officer Summary Compensation Table

The following table provides details of the compensation and other benefits paid or accrued by us and our subsidiaries to our named executive officers for the year ended December 31, 2024, who are our President and Chief Executive Officer, Corey N. Fishman, and our two next most highly compensated executive officers, Dr. Sailaja Puttagunta, our former Chief Medical Officer, and Ms. Judith M. Matthews, our Chief Financial Officer:

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus(1) ($)	Share Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation ($)	Total ($)
Corey N. Fishman	2024	630,678	146,073	—	—	347,716	8,549 (4)	1,133,016
President and Chief Executive Officer	2023	611,831	360,311	—	220,000	320,709	5,960 (4)	1,518,811
Sailaja Puttagunta	2024	325,301(4)	12,825	—	—	—	2,470 (5)	340,596
Chief Medical Officer	2023	492,417	237,263	—	60,000	211,185	5,960 (4)	1,006,825
Judith M. Matthews	2024	429,550	71,400	—	—	172,438	3,647 (4)	677,035
Chief Financial Officer	2023	411,211	176,120	—	80,000	156,763	3,680 (4)	827,774

(1) The amounts reported in the “Bonus” column for Mr. Fishman, Ms. Matthews and Dr. Puttagunta during 2024 and 2023 reflect certain discretionary cash bonuses to incentivize the continued dedication of executives which were expensed in the relevant period.

(2) The amounts reported do not reflect the amounts actually received by our executive officers. Instead, these amounts reflect the aggregate grant date fair values of share options granted to each of our executive officers during the year ended December 31, 2023 as computed in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) 718. Assumptions used in the calculation of these amounts are included in Note 14 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our executive officers who have received share options will only realize compensation with regard to these share options to the extent the trading price of our ordinary shares is greater than the exercise price of such share options and such share options vest.

(3) Amount represents cash bonuses earned for the 12-month periods ending December 31, 2024 and 2023, respectively. Amounts disclosed for the year ended December 31, 2024 exclude payments made in 2024 for 2023 bonuses. Amounts disclosed for the year ended December 31, 2023 exclude payments made in 2023 for 2022 bonuses.

(4) Includes (i) salary of $224,901 paid to Dr. Puttagunta prior to departure in May 2024; and (ii) consulting fees of $100,400 incurred in connection with Dr. Puttagunta's consulting arrangement entered into with our subsidiary, Iterum Therapeutics International Limited (ITIL), dated May 29, 2024.

(5) Includes the dollar value of life insurance premiums paid by the company for the benefit of such executive officer.

Narrative Disclosure to Executive Officer Summary Compensation Table

Base Salary

During the year ended December 31, 2024, we paid base salaries of $632,212 to Mr. Fishman and $431,097 to Ms. Matthews.

Dr. Puttagunta resigned from the Company effective May 31, 2024. Prior to Dr. Puttagunta’s resignation, she was entitled to a base salary of $516,230 of which we paid $224,901 prior to her departure. During the year ended December 31, 2023, we paid annualized base salaries of $613,798 to Mr. Fishman, $494,000 to Dr. Puttagunta and $412,533 to Ms. Matthews.

In February 2025, our compensation committee approved an increase to the annualized based salaries of our executive officers, effective February 1, 2025, as follows: $648,017 to Mr. Fishman and $446,185 to Ms. Matthews.

None of the named executive officers were or are currently party to any employment arrangements that provide for automatic or scheduled increases in base salary.

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

Under their respective employment agreements, the annual target bonus for Mr. Fishman is 55% of his current base salary, the annual target bonus for Dr. Puttagunta was 45% of her current base salary and the annual target bonus for Ms. Matthews is 40% of her current base salary.

At the beginning of each year, our compensation committee reviews the accomplishments of the named executive officers as measured against the previous year’s goals, whether each goal had been achieved and the relative weight that should be given to each goal in determining the cash bonus payment for that year. Based on its review, our compensation committee recommended cash bonus payments of $347,716 to Mr. Fishman and $172,438 to Ms. Matthews with respect to the year ended December 31, 2024. Our compensation committee recommended cash bonus payments of $320,709 to Mr. Fishman, $211,185 to Dr. Puttagunta and $156,763 to Ms. Matthews with respect to the year ended December 31, 2023.

Bonuses

No special bonus payments were recommended for executives in 2024 .

During 2023, the compensation committee also recommended special retention bonus payments for executives of $506,383 to Mr. Fishman, $333,450 to Dr. Puttagunta and $247,520 to Ms. Matthews payable on the achievement of certain milestones to incentivize the continued dedication of executives, of which we paid $506,383 to Mr. Fishman and $247,520 to Ms. Matthews during 2024. $166,725 was paid to Dr. Puttagunta on the achievement of certain milestones prior to her departure in May 2024.

Equity Incentive Awards

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our executive officers and our shareholders. In addition, we believe that our ability to grant share options and other equity-based awards helps us to attract, retain and motivate our executive officers and encourages them to devote their best efforts to our business and financial success.

No equity-based awards were granted to executives in 2024.

In January 2023, the compensation committee approved the grant of share options under the 2018 Plan to Mr. Fishman, Dr. Puttagunta and Ms. Matthews to purchase the following number of ordinary shares, which grants will become effective as of March 31, 2023: 275,000 to Mr. Fishman, 75,000 to Dr. Puttagunta; and 100,000 to Ms. Matthews (the 2023 Share Options). Such share options vested as to 33.33% of the ordinary shares underlying such share options on the first anniversary of the date of grant based on each such named executive officer’s continued service with us through that date and the remaining ordinary shares vesting in 24 equal monthly installments thereafter subject to each such named executive officer’s continued provision of services to us on each vesting date. The compensation committee also approved that in the event of a change of control, the vesting and exercisability of any then-unvested 2023 Share Options held by each of Mr. Fishman, Dr. Puttagunta and Ms. Matthews, will be accelerated in full.

Consulting Agreement - Sailaja Puttagunta, M.D.

During 2024, we compensated Sailaja Puttagunta, M.D., our former chief medical officer pursuant to a consulting agreement entered into with our subsidiary, ITIL, dated May 29, 2024, (the Puttagunta Consulting Agreement), effective June 1, 2024. The Puttagunta Consulting Agreement entitles Dr. Puttagunta to consulting fees of $400 per hour for the provision of general support in connection with our New Drug Application (NDA) for oral sulopenem to the U.S. Food and Drug Administration. An aggregate of $100,400 was expensed for services provided by Dr. Puttagunta during the fiscal year ended December 31, 2024 pursuant to the Puttagunta Consulting Agreement.

Outstanding Equity Awards at December 31, 2024

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2024. All equity awards were granted under our 2015 Equity Incentive Plan (2015 Plan), our 2018 Equity Incentive Plan (2018 Plan) and our 2021 Inducement Equity Incentive Plan (2021 Inducement Plan):

	Option Awards				Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price Per Share ($) (2)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Corey N. Fishman	4,356 (3)	—	$49.50	09/11/2027	—	—
	160,359	114,641 (4)	$1.00	03/31/2031	—	—
Judith M. Matthews	792 (3)	—	$49.50	09/11/2027	—	—
	58,313	41,687 (4)	$1.00	03/31/2031	—	—

(1) Pursuant to the equity agreements between the named executive officer and us, the vesting of such named executive officer’s share and option awards will accelerate under certain circumstances as described under the section titled “—Potential Payments Upon Termination or Change in Control” below.

(2) The exercise price per share of the share options reflects the fair market value per ordinary share on the date of grant.

(3) Share option that vested as to 25% of the ordinary shares underlying the share option on September 12, 2018, with the remaining ordinary shares vesting in equal monthly installments thereafter until September 12, 2021.

(4) Share option that vest as to 33% of the ordinary shares underlying the share option on March 31, 2024, with the remaining ordinary shares vesting in equal monthly installments thereafter until March 31, 2026, subject to continued service with us through each relevant vesting date.

Employment Agreements with Executive Officers

We have entered into offer letters with each of our named executive officers. The offer letters generally provide for at-will employment and set forth the executive’s initial base salary, target variable compensation, eligibility for employee benefits, the terms of initial equity grants and severance benefits on a qualifying termination. Each of our named executive officers has also executed our standard form proprietary information agreement. Any potential payment and benefits due upon a termination of employment or change of control of us are further described below.

Corey N. Fishman serves as our President and Chief Executive Officer. On November 18, 2015, Mr. Fishman entered into an offer letter with Iterum Therapeutics US Limited, our indirect wholly owned subsidiary. The offer letter has no specific term and constitutes an at-will employment arrangement. On May 2, 2018, Mr. Fishman entered into an amended offer letter, which became effective upon the closing of our initial public offering pursuant to which Mr. Fishman’s base salary became $540,000, and his discretionary annual target performance bonus increased from 50% to 55% of his annual base salary. His base salary was reviewed in December 2020 and increased to $573,000, effective January 1, 2021. His base salary was reviewed in January 2022 and increased to $590,190, effective February 1, 2022. His base salary was reviewed in January 2023 and increased to $613,798, effective February 1, 2023. His base salary was reviewed in January 2024 and increased to $632,212, effective February 1, 2024.

Judith M. Matthews serves as our Chief Financial Officer. On November 18, 2015, Ms. Matthews entered into an offer letter with Iterum Therapeutics US Limited, our indirect wholly owned subsidiary. The offer letter has no specific term and constitutes an at-will employment arrangement. Ms. Matthews entered into an amended offer letter, which became effective upon the closing of our initial public offering pursuant to which Ms. Matthews’ base salary became $350,000, and her discretionary annual target performance bonus increased from 25% to 35% of her annual base salary. In January 2022 our compensation committee approved an increase in Ms. Matthew’s annual target performance bonus to 40%. Ms. Matthew’s base salary was reviewed in December 2020 and increased to $381,410, effective January 1, 2021. Her base salary was reviewed in January 2022 and increased to $396,666, effective February 1, 2022. Her base salary was reviewed in January 2023 and increased to $412,533, effective February 1, 2023. Her base salary was reviewed in January 2024 and increased to $431,097, effective February 1, 2024.

Potential Payments Upon Termination or Change in Control

Our agreements with each of our named executive officers provide that upon the termination of his or her employment by us other than for cause (other than due to death or disability), or by the named executive officer with good reason (each as defined below), he or she will be entitled to receive the following severance benefits:

•
cash severance equal to a fixed number of months of such executive officer’s base salary (twelve months in the case of Mr. Fishman and nine months in the case of Ms. Matthews), payable in installments following such termination in the form of base salary continuations; and
•
Company-paid COBRA premiums for up to 12 months (or 18 months for Mr. Fishman) following such executive officer’s termination date.

“Cause” for termination as used in each of the offer letters means (a) commission or conviction by the named executive officer (including a guilty plea or plea of nolo contendere) of any felony or any other crime involving fraud, dishonesty or moral turpitude; (b) commission by the named executive officer or attempted commission of or participation in a fraud or act of dishonesty or misrepresentation against the Company; (c) material breach by the named executive officer of his or her duties to the Company; (d) intentional damage by the named executive officer to any property of the Company; (e) misconduct, or other violation of Company policy that causes harm; (f) material violation by the named executive officer of any written and fully executed contract or agreement between him or her and the Company; or (g) conduct by the named executive officer which, in the good faith and reasonable determination of the Company, demonstrates gross unfitness to serve. The determination that a termination is for Cause shall be made by the Company in its sole discretion.

Pursuant to each of the offer letters, the named executive officer shall have “good reason” for resigning from employment with the Company if any of the following actions are taken by the Company without his or her prior written consent: (a) a material reduction in his or her base salary, which is a reduction of at least 10% of his or her base salary (unless pursuant to a salary reduction program applicable generally to the Company’s similarly situated employees); (b) a material reduction in his or her duties (including responsibilities and/or authorities), provided, however, that a change in job position (including a change in title) shall not be deemed a “material reduction” in and of itself unless his or her new duties are materially reduced from the prior duties; or (c) relocation of the name executive officer’s principal place of employment to a place that increases his or her one-way commute by more than fifty (50) miles as compared to his or her then-current principal place of employment immediately prior to such relocation.

If such a qualifying termination occurs within the period beginning one month prior to and ending 12 months following a change of control of us, the cash severance payment entitlement described above will increase to 12 months of such executive officer’s then current base salary in the case of Ms. Matthews, and to 18 months of his then current base salary in the case of Mr. Fishman. The executives officers will also be entitled to an additional cash payment equal to a percentage of such executive officers’ target annual bonus for the year of termination, equal to 100% in the case of Dr. Puttagunta and Ms. Matthews and 150% in the case of Mr. Fishman.

Each offer letter also contains a “better after-tax” provision, which provides that if any of the payments to such named executive officer constitutes a parachute payment under Section 280G of the Internal Revenue Code of 1986, as amended (the Code), the payments will either be (i) reduced or (ii) provided in full to the executive officer, whichever results in the executive officer receiving the greater amount after taking into consideration the payment of all taxes, including the excise tax under Section 4999 of the Code, in each case based upon the highest marginal rate for the applicable tax.

Payment of any of the severance benefits described above is also conditioned on the named executive officer’s delivery and non-revocation of a general release of claims in our favor.

In addition, pursuant to the equity agreements between each of the named executive officers and us, in the event of a qualifying termination in connection with a change of control, the vesting and exercisability of any then-unvested share options, restricted share unit awards or any other share awards outstanding under the 2015 Plan, the 2018 Plan and/or the 2021 Inducement Plan held by each of Mr. Fishman, Dr. Puttagunta and Ms. Matthews, will be accelerated in full.

On March 11, 2020, on recommendation from the compensation committee, our board of directors approved the creation of a carve out plan to reward certain key employees including Mr. Fishman and Ms. Matthews in the event of a change of control. The aggregate amount payable under the plan will be calculated on a tiered basis based on the upfront consideration payable to us and our ordinary shareholders in connection with such change of control, with potential aggregate amounts payable under the plan falling within a range around approximately 2.5% of the upfront consideration. The other terms of the plan and each executive officer’s entitlement to participate are to be determined at the time of the change of control transaction.

Director Compensation – Summary Compensation Table

The following table shows the total compensation paid or accrued by us and our subsidiaries during the year ended December 31, 2024, to each of our current non-employee directors. Directors who are employed by us are not compensated for their service on our board of directors.

Name	Fees Earned or Paid in Cash ($)	Share Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Michael Dunne, M.D.	75,000 (4)	—	—	60,000 (3)	135,000
Beth P. Hecht	88,500 (4)	—	—	—	88,500
Ronald M. Hunt	130,000 (4)	—	—	—	130,000
David G. Kelly	94000 (4)	—	—	—	94,000

(1) No outstanding restricted share units were held by our non-employee directors as of December 31, 2024.

(2) No share options were granted to our non-employee directors in 2024. The aggregate number of shares subject to outstanding share options units held by each of our non-employee directors as of December 31, 2024 were as follows: Dr. Dunne 13,742; Ms. Hecht 0; Mr. Hunt: 43,886; and Mr. Kelly: 51,850

(3) Represents consulting fees of $60,000 incurred in connection with Dr. Dunne's consulting arrangement.

(4) Includes (i) annual cash retainer(s) for services on the board and committee(s) (as relevant) and/or as chairperson of the board or a committes (as relevant); and (ii) $40,000 paid to non-employee directors in lieu of annual equity awards to be made at the 2024 annual general meeting of shareholders.

In May 2023 the board of directors resolved to suspend annual equity awards due to be granted to non-employee directors pursuant to our Amended and Restated Non-Employee Director Compensation Policy and any further grants of awards pursuant to that policy to be made in lieu of cash compensation. In lieu of the annual equity award to be made at the 2024 annual general meeting of shareholders, a cash amount of $40,000 was paid to the non-employee directors.

Consulting Agreement - Michael Dunne, M.D.

During 2024, we compensated Michael Dunne, M.D., our former chief scientific officer and current member of our board of directors, pursuant to a consulting agreement entered into with our subsidiary, ITIL, dated May 25, 2022, (the Dunne Consulting Agreement), effective May 1, 2022. The Dunne Consulting Agreement entitles Dr. Dunne to consulting fees of $5,000 per month for the provision of general support and strategic advice in connection with the potential resubmission of the NDA including the design and conduct of a Phase 3 clinical trial to support such resubmission. The Dunne Consulting Agreement was amended, effective December 31, 2022, to extend the term of the Dunne Consulting Agreement by six months, or until June 30, 2023. It was further amended on June 15, 2023 to extend the term by six months, or until December 31, 2023, on December 27, 2023 to extend the term until June 30, 2024, on August 9, 2024, with an effective date of June 30, 2024, to extend the term until December 31, 2024 and on December 5, 2024 extend the term until June 30, 2025. An aggregate of $60,000 was expensed for services provided by Dr. Dunne in 2024 pursuant to the Dunne Consulting Agreement, as amended.

Non-Employee Director Compensation Policy

Under our Amended and Restated Non-Employee Director Compensation Policy each non-employee director is eligible to receive compensation for his or her service consisting of annual cash retainers, each paid in four equal quarterly installments and equity awards. Each director receives an annual base cash retainer of $35,000 for such service. The non-executive chairperson of our board of directors receives an additional annual base cash retainer of $27,500 for such service.

The policy also provides that we compensate the members of our board of directors for service on our committees as follows:

•
The chairperson of our audit committee receives an annual cash retainer of $15,000 for such service and each of the other members of the audit committee receives an annual cash retainer of $7,500.
•
The chairperson of our compensation committee receives an annual cash retainer of $12,000 for such service and each of the other members of the compensation committee receives an annual cash retainer of $6,000.
•
The chairperson of our nominating and corporate governance committee receives an annual cash retainer of $8,000 for such service and each of the other members of the nominating and corporate governance committee receives an annual cash retainer of $4,000.
•
Directors may elect to receive share options or restricted share units, or a mixture of both in lieu of his/her cash retainer on the date on which such retainer would otherwise have been paid in cash on the terms and subject to the conditions set forth below with respect to director equity awards, provided that any such election is made no later than December 31 of the calendar year prior to the year that the compensation is earned; and provided further that each such share option and restricted share unit award will vest in full upon the first anniversary of the vesting commencement date, with the vesting commencement date being the first day of each calendar quarter for which such cash retainer is earned, or the date of election to the board in the case of a newly appointed director.

The policy further provides for the grant of annual equity awards as follows:

•
Each director will receive annual equity awards with a fixed value of $110,000.
•
The equity awards will be granted as a mix of share options and restricted share units, at such director’s discretion. Each director must determine their mix of equity awards no later than 30 days prior to the applicable grant date.
•
All equity awards will vest on the one-year anniversary of the grant date.
•
The value of a share option to be granted under this policy will be determined using the same method we use to calculate the grant-date fair value of share options in our financial statements, except that no provision will be made for estimated forfeitures related to service-based vesting. The actual number of shares to be granted under a restricted share unit award under this policy will be determined by dividing the grant date value by a 30-day volume weighted average trading price (ending on the trading day immediately preceding the grant date).

We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending our board of director and committee meetings.

In May 2023 the board of directors resolved to suspend annual equity awards due to be granted to non-employee directors pursuant to our Amended and Restated Non-Employee Director Compensation Policy and any further grants of awards pursuant to that policy to be made in lieu of cash compensation. In lieu of the annual equity award to be made at the 2023 and 2024 annual general meetings of shareholders, a cash amount of $40,000 to the non-employee directors was paid.

Clawback Policy

In October 2023, our Board adopted a written Compensation Recovery Policy (the Clawback Policy) addressing the recovery of incentive-based compensation from current or former covered officers to ensure compliance with the requirements of Nasdaq Listing Rule 5608, which implements Rule 10D-1 under the Exchange Act. If the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the federal securities laws, the Company will recover any erroneously awarded incentive-based compensation from current or former officers subject to reporting under Section 16 of the Exchange Act that was received within the applicable recovery period. The Compensation Committee of the Board has the discretion to make all decisions under this policy. The Company did not have an accounting restatement in 2024.

Anti-Hedging and Anti-Pledging Policies

We prohibit our directors, officers, and employees from engaging in the following transactions with respect to securities of the Company:

•
short sales;

•
transactions in put or call options;
•
hedging transactions;
•
margin accounts;
•
pledges; or
•
other inherently speculative transactions.

Policies and Practices Related to the Grant of Equity Awards

We grant equity awards, including incentive share options (ISOs), nonstatutory share options (NSOs) and restricted share units (RSUs), among other forms of awards, to our employees from time to time as part of an individual employee's compensation or for retention purposes. We may also grant equity awards to individuals upon hire. Our Amended and Restated Non-Employee Director Compensation Policy provides for the grant of an annual equity award to directors at our annual general meeting of shareholders.

During the last fiscal year, neither the board of directors nor the compensation committee approved the grant of any equity awards to employees or consultants. In May 2023 the board of directors resolved to suspend annual equity awards due to be granted to non-employee directors pursuant to our Amended and Restated Non-Employee Director Compensation Policy including any grants which would be otherwise made at the annual general meeting of shareholders in 2024.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2024, we had two equity compensation plans, the 2018 Equity Incentive Plan (2018 Plan), and the 2015 Equity Incentive Plan (2015 Plan), each of which were approved by our shareholders. In addition, from time to time, the compensation committee grants inducement equity awards to individuals as an inducement material to the individual’s entry into employment with us within the meaning of Nasdaq Listing Rules, pursuant to our 2021 Inducement Equity Incentive Plan (2021 Inducement Plan) that was adopted by our board of directors without shareholder approval. See “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters - Equity Compensation Plan Information” to see the table which provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2024.

2021 Inducement Equity Incentive Plan (2021 Inducement Plan)

On November 24, 2021, our board of directors adopted without shareholder approval the 2021 Inducement Plan and, subject to the adjustment provisions of the 2021 Inducement Plan, reserved 333,333 ordinary shares for issuance pursuant to equity awards granted under the 2021 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), awards under the 2021 Inducement Plan may only be made to individuals who were not previously employees or nonemployee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. The 2021 Inducement Plan provides for the grant of NSOs, share appreciation rights (SARs), restricted shares, RSUs, performance-based share awards, and other share awards.

As of December 31, 2024, share options to purchase 4,833 ordinary shares were outstanding under our 2021 Inducement Plan, with a weighted-average exercise price of $2.08 per share. No other forms of awards were outstanding under the 2021 Inducement Plan as of December 31, 2024.

2018 Equity Incentive Plan (2018 Plan)

Our board of directors adopted our 2018 Plan in March 2018 and our shareholders approved the 2018 Plan in May 2018, and the Plan was most recently amended and restated in June 2020 and further amended in June 2021. Our 2018 Plan authorizes the award of incentive share options that may qualify for favorable tax treatment under U.S. tax laws to their recipients under Section 422 of the Code, or ISOs, NSOs, SARs, restricted shares, RSUs, performance-based share awards, and other share awards, which are collectively referred to as awards. We may grant awards under the 2018 Plan to our employees, including our officers, and employees of our affiliates. A separate sub-plan to the 2018 Plan has been established for the purpose of granting awards to our non-employee directors and consultants and non-employee directors and consultants of our affiliates, which we refer to as the Sub-Plan. The provisions of the 2018

Plan apply in their entirety to any awards made under the Sub-Plan save for certain amendments set out in the Sub-Plan required in the context of awards to our non-employee directors and consultants and non-employee directors and consultants of our affiliates, rather than employees, including references to eligible participants under the Sub-Plan.

As of December 31, 2024, share options to purchase 829,574 ordinary shares were outstanding under our 2018 Plan, with a weighted-average exercise price of $1.95 per share.

Our 2018 Plan is administered by our board of directors or a duly authorized committee or subcommittee of our board of directors. Our board of directors has authorized our compensation committee to administer certain aspects of the 2018 Plan. For purposes of this summary, where appropriate in the relevant context, the term “board of directors” may include the compensation committee or any other committee to whom the board of directors delegates authority, as indicated in the 2018 Plan. Our board of directors may also delegate to one or more of our officers the authority to designate employees (other than officers) to receive specified awards under the 2018 Plan and determine the number of shares subject to such awards.

Our board of directors has the authority to construe and interpret our 2018 Plan, grant and amend awards, determine the terms of such awards and make all other determinations necessary or advisable for the administration of the plan, including, but not limited to, repricing share options or SARs without prior shareholder approval. All determinations, interpretations and constructions made by the board of directors in good faith will not be subject to review by any person and will be final, binding and conclusive on all persons.

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

Our 2018 Plan provides that in the event of certain specified significant corporate transactions, each outstanding award will be treated as determined by our board of directors unless otherwise provided in an award agreement or other written agreement between us and the award holder. The board of directors may take one of the following actions with respect to such awards:

•
arrange for the assumption, continuation or substitution of an award by the surviving or acquiring corporation (or its parent company);
•
arrange for the assignment of any reacquisition or repurchase rights held by us in respect of ordinary shares issued under an award to a surviving or acquiring corporation (or its parent company);
•
accelerate the vesting, in whole or in part, of the award and, if applicable, the time at which the award may be exercised, and provide for its termination prior to the transaction if it is not exercised at or prior to the closing of the transaction;
•
arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us with respect to the award;
•
cancel or arrange for the cancellation of the award, to the extent not vested or not exercised prior to the closing of the transaction, in exchange for a cash payment or no payment, as determined by our board of directors; and
•
cancel or arrange for the cancellation of the award to the extent not exercised prior to the closing of the transaction, in exchange for a payment, in the form determined by our board of directors, equal to the excess, if any, of (A) the per share amount payable to holders of our ordinary shares in the transaction over (B) any exercise price payable by the participant in connection with the award, multiplied by the number of vested shares subject to the award.

A corporate transaction generally will be deemed to occur in the event of: (i) a sale of all or substantially all of our assets, (ii) the sale or disposition of at least 50% of our outstanding securities, (iii) the consummation of a merger or consolidation where we do not survive the transaction or (iv) the consummation of a merger or consolidation where we do survive the transaction but our ordinary shares outstanding prior to such transaction are converted or exchanged into other property by virtue of the transaction. In addition, any one or more of the above events may be effected pursuant to (x) a takeover under Irish Takeover Rules; (y) a compromise or arrangement under Chapter 1 of Part 9 of the Companies Act 2014 of the Republic of Ireland (the 2014 Act) or (z) Chapter 2 of Part 9 of the 2014 Act.

The board of directors need not take the same action or actions with respect to all awards or portions of awards or with respect to all participants. The board of directors may take different actions with respect to the vested and unvested portions of an award.

Notwithstanding the foregoing, if during the period beginning on the date that is 30 days prior to and ending on the date that is 12 months following the consummation of a corporate transaction that also qualifies as a “change in control” (as defined below), if a participant’s services to the Company (or its successor in the change in control) are involuntarily terminated without “cause” (as defined below) or a participant resigns service to the Company (or its successor in the change in control) in all capacities for “good reason” (as defined below), and, in either case other than as a result of the participant’s death or disability, then as of the date of the participant’s termination of service, the vesting and exercisability of any then-unvested award held by a participant will be accelerated in full.

A “change in control” for purposes of the 2018 Plan is defined, in summary, as (i) the acquisition by a person or a group of more than 50% of our outstanding shares other than by virtue of a merger or consolidation; (ii) our involvement in a merger, consolidation, or similar transaction, unless our shareholders prior to such event continue to own, in substantially the same proportions as before the transaction, more than 50% of the entity surviving such event; our shareholders or our board approves a plan of liquidation or dissolution or our complete dissolution or liquidation otherwise occurs; (iii) a sale or other disposition of all or substantially all of our assets (other than a sale to an entity more than 50% of which is owned by our shareholders in substantially the same proportions as their ownership of us immediately prior to such transaction); or (iv) a change, without approval by our board of directors, of a majority of our board of directors. In addition, any one or more of the above events may be effected pursuant to (x) a compromise or arrangement sanctioned by the Irish courts under Section 450 of the 2014 Act, (y) a scheme, contract or offer which has become binding on all shareholders pursuant to Section 609 of the 2014 Act, or (z) a bid pursuant to Regulation 23 or 24 of the European Communities (Takeover Bids (Directive 2004/25/EC)) Regulations 2006.

“Cause” as used in the 2018 Plan has the meaning ascribed to such term in any written agreement between the participant and us defining such term but, in the absence of such a definition, means, in summary (i) the participant’s commission of a felony or crime involving fraud, dishonesty or moral turpitude; (ii) the participant’s attempted commission of, or participation in, a fraud or act of dishonesty against us or an affiliate of ours; (iii) the participant’s intentional, material violation of any contract or agreement between the participant and us or an affiliate of ours, of any statutory duty owed to us or an affiliate of ours; (iv) the participant’s unauthorized use or disclosure of our (or an affiliate’s) confidential information or trade secrets; or (v) the participant’s gross misconduct. In addition, “good reason” as used in the 2018 Plan has the meaning ascribed to such term in any written agreement between the participant and us defining such term but, in the absence of such a definition, means, in summary, any of the following actions taken without the participant’s consent: (i) a material reduction of the participant’s base compensation, other than a reduction that applies generally to all executive officers; (ii) a material reduction in the participant’s authority, duties and responsibilities; (iii) failure or refusal of a successor of ours to materially assume our obligations under the participant’s offer letter and/or employment agreement, if applicable, in the event of a change in control; or (iv) a relocation of the participant’s principal place of employment that results in an increase in the participant’s one-way driving distance by more than 50 miles from the participant’s then current principal residence. In addition, in order to resign for “good reason” a participant must provide written notice of the event giving rise to “good reason” to us within 90 days after the condition arises, allow us at least 30 days to cure such provision, and if we fail to cure the condition, resign from all positions not later than 90 days after the end of such cure period.

Our board of directors has the authority to amend, suspend, or terminate our 2018 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our shareholders. No awards may be granted under our 2018 Plan while it is suspended or after it is terminated.

2015 Equity Incentive Plan (2015 Plan)

Our board of directors adopted, and our shareholders approved our 2015 Plan in November 2015. The 2015 Plan was amended most recently in May 2017. The 2015 Plan provided for the grant of ISOs, NSOs, restricted share awards, RSUs, SARs, and other share awards to our employees, directors and consultants.

Since the 2018 Plan became effective, we no longer grant awards under the 2015 Plan. However, any outstanding awards granted under the 2015 Plan remain outstanding, subject to the terms of the 2015 Plan and the applicable award agreements, until such outstanding share options are exercised or until they terminate or expire by their terms.

•
Authorized Shares. As of December 31, 2024, share options to purchase 7,313 ordinary shares were outstanding under our 2015 Plan, with a weighted-average exercise price of $49.70 per share. No other forms of awards were outstanding under the 2015 Plan as of December 31, 2024.
•
Plan Administration. Our 2015 Plan may be administered by our board of directors or another duly authorized committee. Our 2015 Plan is currently administered by our compensation committee. Our board of directors or another duly authorized committee has the authority to construe and interpret our 2015 Plan, amend the plan and outstanding awards and make all other determinations necessary or advisable for the administration of the plan, including, but not limited to, repricing share options or SARs without prior shareholder approval.
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

401(k) Plan

We maintain a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax basis, up to the statutorily prescribed annual limits on contributions under the Code. Employee contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. The Company historically made discretionary contributions to the 401(k) Plan for the benefit of certain employees excluding executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of January 31, 2025 by:

(a)
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our ordinary shares;
(b)
each of our named executive officers;
(c)
each of our directors; and
(d)
all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including share options that are exercisable within 60 days of January 31, 2025, restricted share units that vest within 60 days of January 31, 2025 and shares issuable upon exercise of warrants within 60 days of January 31, 2025. Our ordinary shares issuable pursuant to share options, restricted share units and warrants are deemed outstanding for computing the percentage of the person holding such share options, restricted share units or warrants and the percentage of any group of which the person is a member, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all ordinary shares shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act of 1933, as amended. Percentage ownership is based on 33,781,845 ordinary shares outstanding on January 31, 2025. Except as otherwise set forth below, the address of the beneficial owner is c/o Iterum Therapeutics plc, 3 Dublin Landings, North Wall Quay, Dublin 1, Ireland.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Named Executive Officers:
Corey N. Fishman(1)	448,625	1.1%
Judith M. Matthews(2)	75,577	*
Sailaja Puttagunta	10,369	*
Michael Dunne, MD(3)	382,448	1.1%
Beth P. Hecht	18,839	*
Ronald M. Hunt(4)	775,152	2.3%
David G. Kelly(5)	54,323	*
All current executive officers and directors as a group (6 persons)(6))	1,754,964	5.0%
*less than 1%

(1) Consists of (a) 137,062 shares beneficially owned by Mr. Fishman, and (b) 123,919 shares issuable to Mr. Fishman pursuant to warrants exercisable within 60 days of January 31, 2025; and (c) 187,644 shares issuable to Mr. Fishman pursuant to share options exercisable within 60 days of January 31, 2025.

(2) Consists of (a) 8,135 shares beneficially owned by Ms. Matthews, and (b) 67,442 shares issuable to Ms. Matthews pursuant to share options exercisable within 60 days of January 31, 2025.
(3) Consists of (a) 220,001 shares beneficially owned by Dr. Dunne, and (b) 162,447 shares issuable to Dr. Dunne pursuant to warrants exercisable within 60 days of January 31, 2025.

(4) Consists of (a) 14,346 shares beneficially owned by Mr. Hunt, (b) 43,886 shares issuable to Mr. Hunt pursuant to share options exercisable within 60 days of January 31, 2025; and (c) (i) 253,898 shares reported as beneficially owned by New Leaf Venture III, L.P. (NLV-III), New Leaf Venture Associates III, L.P. (NLVA-III LP) and New Leaf Venture Management III, L.L.C. (NLVM-III LLC), of which each such entity reports sole voting power with respect to 253,898, shared voting power with respect to zero shares, sole dispositive power with respect to 253,898 shares and shared dispositive power with respect to zero shares, (ii) 91,122 shares held by New Leaf Biopharma Opportunities II, L.P. (NBPO-II), New Leaf BPO Associates II, L.P. (NBPO-IIA) and New Leaf BPO Management II, L.L.C. (NBPO-IIM), of which each such entity reports sole voting power with respect to 91,122 shares, shared voting power with respect to zero shares, sole dispositive power with respect to 91,122 shares and shared dispositive power with respect to zero shares, and (iii) 273,679 shares issuable to NLV-III and 98,221 shares issuable to NBPO-II pursuant to warrants exercisable within 60 days of January 31, 2025. NLVA-III LP is the general partner of NLV-III and NLVM-III LLC is the general partner of NLVA-III LP. NBPO-IIA is the general partner of NBPO-II and NBPO-IIM is the general partner of NBPO-IIA. Mr. Hunt, a member of our board of directors, and Vijay K. Lathi are individual managers of NLVM-III LLC and individual managers of NPBO-IIM, and as a result may be deemed to have shared power to vote and dispose of these shares. The address for each of the reporting persons other than Vijay K. Lathi is c/o New Leaf Venture Partners, 420 Lexington Avenue, Suite 408, New York, NY 10170. The address for Vijay K. Lathi is c/o New Leaf Venture Partners, 2730 Sand Hill Road, Suite 110, Menlo Park, CA 94025. We obtained certain of the information regarding beneficial ownership of these shares from Schedule 13D/A that was filed with the SEC on February 21, 2021.

(5) Consists of (a) 2,473 shares beneficially owned by Mr. Kelly and (b) 51,850 shares issuable to Mr. Kelly pursuant to share options exercisable within 60 days of January 31, 2025.

(6) Includes (a) 745,876 shares held by the current directors and executive officers and their affiliates, (b) 350,822 shares issuable to the current directors and executive officers pursuant to share options exercisable within 60 days of January 31, 2025, and (c) 658,266 shares issuable to the current directors and their affiliates pursuant to warrants exercisable within 60 days of January 31, 2025.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2024. As of December 31, 2024, we had two equity compensation plans, the 2018 Plan, and the 2015 Plan, each of which were approved by our shareholders. In addition, from time to time, the compensation committee grants inducement equity awards to individuals as an inducement material to the individual’s entry into employment with us within the meaning of Nasdaq Listing Rules, pursuant to our 2021 Inducement Plan that was adopted by our board of directors without shareholder approval.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plan (excluding securities reflected in column (a))(3)
Equity compensation plans approved by shareholders	836,887	$2.37	192,890
Equity compensation plans not approved by shareholders	4,833 (1)	2.08	314,766
Total	841,720	2.37	507,656

(1) Represents share option awards granted as an inducement material to the acceptance of employment with the Company by certain newly hired employees in accordance with Nasdaq Listing Rule 5635(c)(4) under our 2021 Inducement Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2023, to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or holders of more than 5% of our share capital, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. We refer to such transactions as “related party transactions” and such persons as “related parties.” With the approval of our board of directors, we engaged in the related party transactions described below. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unaffiliated third parties.

Participation in Rights Offering

On August 9, 2024, we completed a rights offering (the 2024 Rights Offering) in which holders validly subscribed for 6,121,965 units (Units) at a subscription price of $1.21 per whole Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (1-year warrants) and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the 5-year warrants and, together with the 1-year warrants, the warrants). Certain of our directors and affiliates of our directors participated in the 2024 Rights Offering. The table below sets forth the aggregate number of Units purchased by our directors or an affiliate of a director, in connection with the 2024 Rights Offering:

Name	Units	Aggregate Purchase Price ($)
Corey N. Fishman	82,613	99,961.73
Michael W. Dunne	106,247	128,558.87
New Leaf Ventures III, L.P.	182,453	220,768.13
New Leaf Biopharma Opportunities II, L.P.	65,481	79,232.01
Total	436,794	528,520.74

2020 Investor Rights Agreement

In January 2020 we entered into an investor rights agreement (the “2020 Investor Rights Agreement”) by and among, Iterum Therapeutics Bermuda Limited (“Iterum Bermuda”), us, ITIL, Iterum Therapeutics US Limited and Iterum Therapeutics US Holding

Limited, as guarantors (the “Guarantors”) and a limited number of accredited investors (the “Private Placement Investors”) (including certain of our directors and holders of more than 5% of our share capital, or an affiliate or immediate family member thereof) pursuant to which Iterum Bermuda and the Guarantors agreed to file a registration statement covering (a) in the case of a registration statement on Form S-1, the resale of 6.500% Exchangeable Senior Subordinated Notes due 2025, fully and unconditionally guaranteed on an unsecured senior subordinated basis by the Guarantors, in the original principal amount of $1,000.00 (the “Exchangeable Notes”), the ordinary shares issuable in connection with the exchange of the Exchangeable Notes (the “Exchange Shares”) and the Limited Recourse Royalty-Linked Subordinated Notes, fully and unconditionally guaranteed on an unsecured senior subordinated basis by the Guarantors (the “Royalty-Linked Notes”) or (b) in the case of a registration statement on Form S-3, the Exchange Shares (the securities in (a) and (b) together, the “Registrable Securities”). Under the 2020 Investor Rights Agreement, we agreed to file an initial registration statement covering the resale by the Private Placement Investors of their Registrable Securities, which registration statement on Form S-1 was filed in September 2020 and declared effective on October 6, 2020. If the registration statement covering the Registrable Securities ceases to be effective for resales of Registrable Securities for more than 60 consecutive days or for more than 120 days in any 12-month period, then, subject to the terms of the 2020 Investor Rights Agreement, additional interest will accrue on the Exchangeable Notes and the Royalty-Linked Notes. On January 31, 2025, the Exchangeable Notes matured and Iterum Bermuda repaid to the holders thereof an aggregate principal amount of $11.1 million together with accrued interest of $3.6 million.

2017 Investor Rights Agreement

In May 2017, we entered into an amended and restated investor rights agreement with holders of our preferred shares and ordinary shares, including certain holders of more than 5% of our share capital, our executive officers, certain of our directors, and entities affiliated with certain of our directors (the “2017 Investor Rights Agreement”). Since the closing of our initial public offering, those holders are entitled to certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing. The 2017 Investor Rights Agreement also gave the shareholders that are parties thereto the right to participate in new issuances of equity securities by us, subject to certain exceptions. This right to participate in new issuances of equity securities terminated by its terms upon the completion of our initial public offering in May 2018.

Arrangements with Executive Officers and Directors

For a description of the compensation arrangements that we have with our executive officers and directors, see “Executive Officer and Director Compensation - Employment Agreements with Executive Officers” and “Executive Officer and Director Compensation - Non-Employee Director Compensation Policy.”

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

Consulting Agreement - Michael W. Dunne, M.D.

Michael W. Dunne, M.D. served as our Chief Scientific Officer until he resigned in December 2020. Following Dr. Dunne’s resignation in December 2020, in February 2021, our subsidiary, ITIL, entered into a consulting agreement with Dr. Dunne for the provision of general support and strategic advice in connection with the NDA (the 2021 Consulting Agreement). The commencement date for the purposes of the provision of the services pursuant to the 2021 Consulting Agreement was December 22, 2020, and the term was to end on September 30, 2021, unless extended by mutual agreement of the parties or terminated in accordance with the terms of the 2021 Consulting Agreement. Either party could terminate the 2021 Consulting Agreement with two months’ notice in writing to the other party. ITIL was to pay Dr. Dunne $16,900 per month pursuant to the 2021 Consulting Agreement and Dr. Dunne was also entitled to payments in an aggregate amount of up to $220,000 on the achievement of milestones set out in the 2021 Consulting Agreement, for so long as he continued to provide services thereunder on the occurrence of such milestones. The 2021 Consulting Agreement was amended, effective September 30, 2021, to extend the term of the 2021 Consulting Agreement by three months, or until December 31, 2021. It was further amended, effective as of December 31, 2021, to extend the term by an additional three months, or until March 31, 2022, and to reduce the monthly service fee payable thereunder to $10,000 per month. The 2021 Consulting Agreement terminated on March 31, 2022. On May 25, 2022, ITIL entered into the Dunne Consulting Agreement, effective May 1, 2022, for the provision of general support and strategic advice in connection with the potential resubmission of the NDA including the design and conduct of a Phase 3 clinical trial to support such resubmission. The Dunne Consulting Agreement entitles Dr. Dunne to consulting fees of $5,000 per month. The Dunne Consulting Agreement was amended, effective December 31, 2022, to extend the term of the Dunne Consulting Agreement by six months, or until June 30, 2023. It was further amended on June 15, 2023 to extend the term by six months, or until

December 31, 2023, on December 27, 2023 to extend the term until June 30, 2024, on August 9, 2024, with an effective date of June 30, 2024, to extend the term until December 31, 2024 and on December 5, 2024 extend the term until June 30, 2025. An aggregate of $60,000 was expensed for services provided by Dr. Dunne in 2024 pursuant to the Dunne Consulting Agreement, as amended. As of February 5, 2025, an aggregate of $5,000 was expensed for services provided by Dr. Dunne to date in 2025 pursuant to the Dunne Consulting Agreement.

Consulting Agreement - Sailaja Puttagunta, M.D.

For a description of the consulting arrangement that we have with Dr. Puttagunta, see “Executive Compensation - Narrative Disclosure to Executive Officer Summary Compensation Table.” As of February 5, 2025, an aggregate of $10,400 was expensed for services provided by Dr. Puttagunta to date in 2025 pursuant to the Puttagunta Consulting Agreement.

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

Board Determination of Independence

Applicable rules of The Nasdaq Stock Market, or Nasdaq, require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that within one year of the date of the completion of an initial public offering, all the members of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

In order to be considered independent for purposes of Rule 10C-1 under the Exchange Act, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In April 2024, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Ms. Hecht, Mr. Hunt, Mr. Kelly, representing three of our five current directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. Mr. Fishman is not an independent director under Rule 5605(a)(2) because he is our President and Chief Executive Officer. Dr. Dunne is not an independent director under Rule 5605(a)(2) as he has received compensation from the Company in excess of $120,000 during a period of twelve consecutive months within the three years preceding the determination of independence. Our board of directors has also determined that Messrs. Kelly and Hunt and Ms. Hecht, who comprise our audit committee, Mr. Hunt and Ms. Hecht, who comprise our compensation committee, and Messrs. Hunt and Kelly, who comprise our nominating and corporate governance committee, satisfy the independence standards for such committees established by the SEC and Nasdaq. In making such determination, our board of directors considered the relationships that each such non-employee director has with our Company, including the transactions described below in “Certain Relationships and Related Party Transactions”, and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our shares by each non-employee director as described above in “Share Ownership of Certain Beneficial Owners and Management”.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services and other services rendered by KPMG to us for the fiscal years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Audit fees (1)	$297,610	$258,000
Audit related fees (2)	—	—
Tax fees (3)	65,934	64,762
All other fees	—	—
	$363,544	$322,762

(1) “Audit Fees” consist of fees for professional services performed by KPMG for the audit of our annual financial statements, the review of interim financial statements, and related services that are normally provided in connection with registration statements on Form S-3.

(2) “Audit-related fees” consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

(3) “Tax fees” consist of fees for professional services, including tax consulting and compliance performed by KPMG in Ireland and the US.

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

			Form 8-K (Exhibit 4.3)	October 27, 2020	001-38503
4.13	Form of Underwriter Warrant to subscribe for ordinary shares issued to designees of H.C. Wainwright & Co., LLC in connection with the Amended and Restated Underwriting Agreement dated February 3, 2021		Form 8-K (Exhibit 4.1)	February 5, 2021	001-38503
4.14	Form of Placement Agent Warrant to Subscribe for Ordinary Shares issued to designees of H.C. Wainwright & Co., LLC in connection with Securities Purchase Agreement dated February 9, 2021		Form 8-K (Exhibit 4.1)	February 11, 2021	001-38503
4.15	Form of 1-Year Warrant to Subscribe for Ordinary Shares		Form S1/A (Exhibit 4.15)	July 17, 2024	333-280045
4.16	Form of 5-Year Warrant to Subscribe for Ordinary Shares		Form S1/A (Exhibit 4.16)	July 17, 2024	333-280045
4.17	Form of 1-Year Warrant Agent Agreement, by and between Iterum Therapeutics plc and Computershare Trust Company, N.A.		Form S1/A (Exhibit 4.17)	July 17, 2024	333-280045
4.18	Form of 5-Year Warrant Agent Agreement, by and between Iterum Therapeutics plc and Computershare Trust Company, N.A.		Form S1/A (Exhibit 4.18)	July 17, 2024	333-280045
4.19	Form of Rights Certificate		Form S1/A (Exhibit 4.19)	July 17, 2024	333-280045
4.20	Description of Registrant's Securities	X
10.1†	License Agreement by and among Registrant, Iterum Therapeutics International Limited and Pfizer Inc. dated as of November 18, 2015.		Form S-1 (Exhibit 10.1)	May 1, 2018	333-224582
10.2	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its shareholders dated May 18, 2017.		Form S-1 (Exhibit 10.2)	May 1, 2018	333-224582
10.3	2015 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.1)	November 10, 2022	001-38503
10.4	Forms of U.S. Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.4)	May 1, 2018	333-224582
10.5	Forms of Irish Stock Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.		Form S-1 (Exhibit 10.5)	May 1, 2018	333-224582

10.6	Amended and Restated 2018 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.2)	November 10, 2022	001-38503
10.7	Forms of U.S. Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.7)	May 1, 2018	333-224582
10.8	Forms of International Stock Option Terms and Conditions and Stock Option Grant Notice under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.8)	May 1, 2018	333-224582
10.9	Form of Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan.		Form S-1 (Exhibit 10.9)	May 1, 2018	333-224582
10.10	Form of 2020 Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan.		Form 10-K (Exhibit 10.10)	March 12, 2020	001-38503
10.11	Form of Indemnity Agreement by and between the Registrant and its directors and officers.		Form S-1 (Exhibit 10.10)	May 1, 2018	333-224582
10.12	Form of Indemnity Agreement by and between Iterum Therapeutics US Limited and its directors and officers.		Form S-1 (Exhibit 10.11)	May 1, 2018	333-224582
10.13+	Employment Terms by and between Iterum Therapeutics US Limited and Corey N. Fishman dated November 18, 2015.		Form S-1 (Exhibit 10.12)	May 1, 2018	333-224582
10.14+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Corey N. Fishman dated May 2, 2018.		Form S-1/A (Exhibit 10.13)	May 4, 2018	333-224582
10.15+	Employment Terms by and between Iterum Therapeutics US Limited and Judith M. Matthews dated November 18, 2015.		Form S-1 (Exhibit 10.15)	May 1, 2018	333-224582
10.16+	Amendment to Employment Agreement by and between Iterum Therapeutics US Limited and Judith M. Matthews dated May 2, 2018.		Form S-1/A (Exhibit 10.16)	May 4, 2018	333-224582
10.17+	Consulting Agreement dated May 25, 2022 between Iterum Therapeutics International Limited and Dr. Michael Dunne		Form 10-Q (Exhibit 10.1)	August 12, 2022	001-38503
10. 18	Amendment to Consulting Agreement dated December 31, 2022 between Iterum Therapeutics International Limited and Dr. Michael Dunne		Form 10-K (Exhibit 10.18)	March 16, 2023	001-38503
10.19	Amendment to Consulting Agreement dated June 15, 2022 between Iterum Therapeutics International Limited and Dr. Michael Dunne		Form 10-Q (Exhibit 10.1)	August 11, 2023	001-38503
10.20	Amendment to Consulting Agreement dated December 27, 2023 between Iterum Therapeutics International Limited and Dr. Michael Dunne		Form 10-K (Exhibit 10.20)	March 28, 2024	001-38503
10.21	Amendment to Consulting Agreement dated August 9, 2023 between Iterum Therapeutics International Limited and Dr. Michael Dunne		Form 10-Q (Exhibit 10.1)	November 14, 2024	001-38503
10.22	Amendment to Consulting Agreement dated December 5, 2024 between Iterum Therapeutics International Limited and Dr. Michael Dunne	X
10.23+	Share Award Letter dated February 17, 2021 issued by Iterum Therapeutics plc to Dr. Michael Dunne and accepted by Dr. Michael Dunne on February 21, 2021		Form 10-Q (Exhibit 10.2)	May 14, 2021	001-38503
10.24+	Employment Terms by and between Iterum Therapeutics US Limited and Dr. Sailaja Puttagunta dated October 27, 2021		Form 10-K (Exhibit 10.19)	March 28, 2022	001-38503

10.25	Consulting Agreement dated May 29, 2024 between Iterum Therapeutics International Limited and Dr. Sailaja Puttagunta	Form 10-Q (Exhibit 10.1)	August 14, 2024	001-38503
10.26+	Amended and Restated Non-Employee Director Compensation Policy	Form 8-K (Exhibit 10.1)	March 16, 2021	001-38503
10.27	Warrant to Subscribe for Shares, issued to Silicon Valley Bank, dated April 27, 2018.	Form S-1/A (Exhibit 10.21)	May 4, 2018	333-224582
10.28	Warrant to Subscribe for Shares, issued to Life Sciences Fund II LLC, dated April 27, 2018.	Form S-1/A (Exhibit 10.22)	May 4, 2018	333-224582
10.29

Securities Purchase Agreement, dated as of January 16, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto.

		Form 8-K (Exhibit 10.1)	January 17, 2020	001-38503
10.30

Investor Rights Agreement, dated January 21, 2020, by and among Iterum Therapeutics Bermuda Limited, Iterum Therapeutics plc, Iterum Therapeutics International Limited, Iterum Therapeutics US Limited, Iterum Therapeutics US Holding Limited and the Investors party thereto.

		Form 10-K (Exhibit 10.26)	March 12, 2020	001-38503
10.31	Securities Purchase Agreement, dated as of June 3, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto	Form 10-Q (Exhibit 10.1)	August 6, 2020	001-38503
10.32	Securities Purchase Agreement, dated as of June 30, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto	Form 10-Q (Exhibit 10.2)	August 6, 2020	001-38503
10.33	Securities Purchase Agreement, dated as of October 22, 2020, by and among Iterum Therapeutics plc and the purchasers party thereto	Form 10-Q (Exhibit 10.1)	November 16, 2020	001-38503
10.34	Securities Purchase Agreement, dated as of February 9, 2021, by and among Iterum Therapeutics plc and the purchasers party thereto	Form 10-K (Exhibit 10.28)	March 12, 2021	001-38503
10.35	Iterum Therapeutics plc 2021 Inducement Equity Incentive Plan, as amended	Form 10-Q (Exhibit 10.3)	November 10, 2022	001-38503
10.36	Form of US Nonstatutory Share Option Terms and Conditions and Nonstatutory Share Option Grant Notice under the 2021 Inducement Equity Incentive Plan	Form S-8 (Exhibit 99.2)	December 9, 2021	333-261558
10.37	Form of International Nonstatutory Share Option Terms and Conditions and Nonstatutory Share Option Grant Notice under the 2021 Inducement Equity Incentive Plan	Form S-8 (Exhibit 99.3)	December 9, 2021	333-261558
10.38	Form of Restricted Share Unit Award Agreement under the 2021 Inducement Equity Incentive Plan	Form S-8 (Exhibit 99.4)	December 9, 2021	333-261558
10.39	At the Market Offering Agreement, dated October 7, 2022 by and between Iterum Therapeutics plc and H.C. Wainwright & Co., LLC	Form S-3 (Exhibit 1.2)	October 7, 2022	333-267795
10.40	Share Option Cancellation Agreement, dated July 7, 2022, between Iterum Therapeutics plc and Corey N. Fishman	Form 10-Q (Exhibit 10.2)	August 12, 2022	001-38503
10.41	Share Option Cancellation Agreement, dated July 7, 2022, between Iterum Therapeutics plc and Judith M. Matthews	Form 10-Q (Exhibit 10.3)	August 12, 2022	001-38503
10.42	Promissory Note dated October 28, 2024 from Iterum Therapeutics International Limited to Pfizer Inc.	Form 8-K (Exhibit 10.1)	November 1, 2024	001-38503

19.1	Insider Trading and Trading Window Policy		Form 10-K (Exhibit 19)	March 28, 2024	001-38503
21.1	Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	March 12, 2020	001-38503
22.1	Subsidiary Guarantors and Subsidiary Issuers		Form 10-K (Exhibit 22.1)	March 12, 2021	001-38503
23.1	Consent of KPMG, Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Policy for the Recovery of Erroneously Awarded Compensation, effective October 2, 2023		Form 10-K (Exhibit 91.1)	March 28, 2024	001-38503
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X
_____________

+	Indicates management contract or compensatory plan.
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

ITERUM THERAPEUTICS PLC

Date: February 7, 2025	By:	/s/ Corey N. Fishman
Corey N. Fishman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Corey N. Fishman Corey N. Fishman	President and Chief Executive Officer (Principal Executive Officer)	February 7, 2025

/s/ Judith M. Matthews Judith M. Matthews	Chief Financial Officer (Principal Financial and Accounting Officer)	February 7, 2025

/s/ Michael Dunne Michael Dunne M.D.	Director	February 7, 2025

/s/ Ronald M. Hunt Ronald M. Hunt	Director	February 7, 2025

/s/ David G. Kelly David G. Kelly	Director	February 7, 2025

/s/ Beth Hecht Beth Hecht	Director	February 7, 2025