Form 10-Q
period 2025-03-31
Iterum Therapeutics plc
filed 2025-05-13
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not applicable

(Zip Code)

(+353) 1 903-8354

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

As of May 12, 2025, the registrant had 40.0 million ordinary shares, $0.01 par value per share, outstanding.

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
•
our strategic process to sell, license, or otherwise dispose of our rights to ORLYNVAH™ to maximize value for our stakeholders and the outcome, impact, effects and results of our pursuit of strategic alternatives, including the terms, timing, structure, value, benefits and costs of any strategic process and our ability to complete one at all; and
•
our ability to successfully prepare and implement commercialization plans for ORLYNVAH™ with a commercial partner or directly, including our ability to build and maintain a sales force and prepare for commercial launch of ORLYNVAH™, if we do not enter into or complete a strategic transaction.

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

You should read this Quarterly Report and the documents that we have filed with the Securities and Exchange Commission, as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in the “Risk Factors” section of this Quarterly Report on Form 10-Q, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our ordinary shares. These risks include the following:

•
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2025, we had $12.7 million of cash and cash equivalents. Based on our available cash resources, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses for the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
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
•
Changes in and uncertainty surrounding trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.
•
Our exploration and pursuit of strategic alternatives may not be successful. Our board of directors, after receiving positive data from our REnewed ASsessment of Sulopenem in uncomplicated urinary tract infections caused by Resistant Enterobacterales (REASSURE) clinical trial in January 2024, determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing stakeholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Since receipt of approval for ORLYNVAH™ in October 2024 from the U.S. Food and Drug Administration (FDA), we have focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and more recently, on pre-commercialization activities. While we continue to pursue a strategic transaction, the process may not result in any definitive offer to consummate such a transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance shareholder value or deliver expected benefits. Since we may not ultimately pursue or consummate a strategic transaction, we are preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting to ensure ORLYNVAH™ is brought to the U.S. market as soon as possible to serve patients with limited or no treatment options.
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
•
As our strategic process has not resulted in any type of transaction acceptable to our board of directors, and while we continue to pursue a strategic transaction, we are concurrently preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting to ensure ORLYNVAH™ is brought to the U.S. market as soon as possible to serve patients with limited or no treatment options. Should we seek to commercialize ORLYNVAH™, we are heavily dependent on the success of ORLYNVAH™, which the FDA has approved for the treatment of uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options. Any failure to successfully commercialize ORLYNVAH™ or inability to obtain marketing approval for any other product candidates, or significant delays in doing so, will materially harm our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$12,652	$24,125
Inventory	533	—
Income taxes receivable	—	48
Prepaid expenses and other current assets	328	614
Total current assets	13,513	24,787
Intangible asset, net	19,404	19,746
Property and equipment, net	18	23
Restricted cash	34	34
Other assets	6	5
Total assets	$32,975	$44,595
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$413	$251
Accrued expenses	2,878	2,651
Exchangeable notes	—	14,463
Royalty-linked notes	124	—
Income taxes payable	12	—
Other current liabilities	201	240
Total current liabilities	$3,628	$17,605
Pfizer promissory note	20,705	20,300
Royalty-linked notes	11,196	10,771
Total liabilities	$35,529	$48,676
Commitments and contingencies (Note 16)
Shareholders’ deficit
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued at March 31, 2025 and December 31, 2024	—	—
Ordinary shares, $0.01 par value per share: 80,000,000 shares authorized at March 31, 2025 and December 31, 2024, 35,686,616 shares issued at March 31, 2025; 31,534,233 shares issued at December 31, 2024	357	315
Additional paid-in capital	488,052	481,676
Accumulated deficit	(490,963)	(486,072)
Accumulated other comprehensive income	—	—
Total shareholders' deficit	(2,554)	(4,081)
Total liabilities and shareholders’ deficit	$32,975	$44,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Costs and expenses:
Cost of sales	$(342)	$—
Research and development	(591)	(3,977)
General and administrative	(2,777)	(2,186)
Total operating expenses	(3,710)	(6,163)
Operating loss	(3,710)	(6,163)
Interest expense, net	(534)	(487)
Adjustments to fair value of derivatives	(549)	(386)
Other expense, net	(38)	(17)
Total other expense	(1,121)	(890)
Loss before income taxes	(4,831)	(7,053)
Income tax expense	(60)	(48)
Net loss	$(4,891)	$(7,101)
Net loss per share – basic and diluted	$(0.14)	$(0.46)
Weighted average ordinary shares outstanding – basic and diluted	34,059,630	15,432,693
Statements of Comprehensive Loss
Net loss	$(4,891)	$(7,101)
Other comprehensive income:
Unrealized loss on marketable securities	—	(1)
Comprehensive loss	$(4,891)	$(7,102)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,891)	$(7,101)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7	7
Amortization of intangible asset	342	—
Share-based compensation expense	61	138
Interest on short-term investments	—	(1)
Amortization of debt discount and deferred financing costs	194	569
Interest on exchangeable notes - non-cash	88	181
Interest on promissory note - non-cash	404	—
Adjustments to fair value of derivatives	549	386
Other	452	496
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(133)	226
Inventory	(533)	—
Accounts payable	161	(2,031)
Accrued expenses	227	(5,902)
Income taxes	60	49
Other liabilities	(48)	(100)
Net cash used in operating activities	(3,060)	(13,083)
Cash flows from investing activities:
Purchases of property, plant & equipment	(2)	—
Purchases of short-term investments	—	(6,489)
Proceeds from sale of short-term investments	—	13,700
Net cash (used in) / provided by investing activities	(2)	7,211
Cash flows from financing activities:
Repayment of exchangeable notes	(14,745)	—
Proceeds from issuance of ordinary shares, net of transaction costs	6,357	7,217
Net cash (used in) / provided by financing activities	(8,388)	7,217
Effect of exchange rates on cash and cash equivalents	(23)	(27)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(11,473)	1,318
Cash, cash equivalents and restricted cash, at beginning of period	24,159	6,105
Cash, cash equivalents and restricted cash, at end of period	$12,686	$7,423
Supplemental Disclosure of Cash Flow Information:
Income taxes paid - U.S.	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Stockholders' Deficit

(In thousands, except share and per share data)

(Unaudited)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2024	31,534,233	$315	$481,676	$(486,072)	$—	(4,081)
Issuance of ordinary shares, net	4,125,901	42	6,283	—	—	6,325
Exercise of warrants for ordinary shares, net	26,482	—	32	—	—	32
Share-based compensation expense	—	—	61	—	—	61
Net loss	—	—	—	(4,891)	—	(4,891)
Balance at March 31, 2025	35,686,616	$357	$488,052	$(490,963)	$—	$(2,554)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2023	13,499,003	$135	$454,759	$(461,298)	$1	$(6,403)
Issuance of ordinary shares, net	2,971,411	30	7,187	—	—	7,217
Share-based compensation expense	—	—	138	—	—	138
Net loss	—	—	—	(7,101)	—	(7,101)
Unrealized gain on available-for-sale securities	—	—	—	—	(1)	(1)
Balance at March 31, 2024	16,470,414	$165	$462,084	$(468,399)	$—	$(6,150)

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

Liquidity and Going Concern

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with Silicon Valley Bank (SVB) including the Paycheck Protection Program loan (PPP loan), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement (Private Placement) and subsequent rights offering (the 2020 Rights Offering) pursuant to which its wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold approximately $51.8 million aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes (Exchangeable Notes) and $0.1 million aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities), which Securities were sold in units consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs (the Units). Beginning on January 21, 2021 through January 31, 2025, certain noteholders of $40.7 million aggregate principal amount of Exchangeable Notes completed a non-cash exchange of their notes, including accrued and unpaid interest of $3.1 million, for an aggregate of 3,760,155 of the Company’s ordinary shares. On January 31, 2025, the Exchangeable Notes matured and Iterum Bermuda repaid in full to the holders thereof an aggregate principal amount of $11.1 million together with accrued interest of $3.6 million. The Company has not generated any product revenue.

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

The Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which the Company registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that the Company may determine. On October 7, 2022, the Company entered into a sales agreement with HC Wainwright (the Sales Agreement), as agent, pursuant to which it could offer and sell ordinary shares, nominal value $0.01 per ordinary share (the ordinary shares) for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the Securities Act). On December 10, 2024, the Company filed a prospectus supplement with the Securities and Exchange Commission (SEC) pursuant to which it may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on February 19, 2025 (File No. 333-284774), and pursuant to which the Company registered for sale up to $150.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that the Company may determine.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan (both of which have been repaid), payments received under the CARB-X program and proceeds from the Private Placement and 2020 Rights Offering. The Company has incurred operating losses since inception, including net losses of $4,891 and $7,101 for the three months ended March 31, 2025 and 2024, respectively, and a net loss of $24,774 for the year ended December 31, 2024. The Company had an accumulated deficit of $490,963 as of March 31, 2025 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements. Based on its available cash and cash equivalents, including proceeds received from the a registered direct offering in April 2025 of its ordinary shares and pre-funded warrants to an institutional investor (the April 2025 Registered Direct Offering) and amounts raised under the “at-the-market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co. LLC (HC Wainwright), as agent, subsequent to March 31, 2025 (see Note 18 – Subsequent Events), the Company does not have cash on hand to fund its current operations and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 7, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2025, and results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024 have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2025 is $17 relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) from the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) from the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). These restricted cash amounts are unchanged from December 31, 2024. On the closing date of each of the registered direct offerings on June 3, 2020 (June 3, 2020 Offering) and June 30, 2020 (June 30, 2020 Offering) and the underwritten offering in the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a "cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

	Three and Nine Months Ended
	March 31, 2025	March 31, 2024
Options to purchase ordinary shares	834,227	1,108,988
Unvested restricted share units	—	16,666
Warrants	8,138,498	480,178
Exchangeable Notes	—	1,271,692
Total	8,972,725	2,877,524

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Inventory

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-progress and finished goods (see Note 4 – Inventory for further details). The Company began capitalizing inventory costs following FDA approval of ORLYNVAH™ on October 25, 2024. Inventory is valued on a first in, first out basis. The Company periodically reviews inventory for expiry and obsolescence and writes it down accordingly, if necessary. Prior to FDA approval of ORLYNVAH™, the Company expensed all inventory-related costs, including costs incurred for clinical development, to research and development costs in the period in which such costs were incurred.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. ASU 2024-03 applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. The Company is currently assessing the impact ASU 2024-03 will have on the consolidated financial statements and disclosures.

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

On January 6, 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (ASU 2025-01), which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual periods after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027.

3. Fair Value of Financial Assets and Liabilities

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table presents information about the Company’s RLNs, promissory note to Pfizer (the Promissory Note) and Exchangeable Notes and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

March 31, 2025	Book	Approximate
Current Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Royalty-linked notes
Short-term royalty-linked notes	$124	$124	$—	$—	$124
Total current liabilities	$124	$124	$—	$—	$124

Long-term Liabilities
Promissory Note
Long-term promissory note	$20,705	$20,803	$—	$20,803	$—
Revenue Futures
Royalty-linked notes	11,196	11,196	—	—	11,196
Total long-term liabilities	$31,901	$31,999	$	$20,803	$11,196

December 31, 2024	Book	Approximate
Current Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Short-term exchangeable notes	$14,463	$14,444	$—	$14,444	$—
Total current liabilities	$14,463	$14,444	$—	$14,444	$—

Long-term Liabilities
Promissory Note
Long-term promissory note	$20,300	$20,412	$—	$20,412	$—
Revenue Futures
Royalty-linked notes	10,771	10,771	—	—	10,771
Total long-term liabilities	$31,071	$31,183	$—	$20,412	$10,771

The fair value of the Promissory Note was determined using DCF analysis using the fixed interest rate outlined in the license agreement with Pfizer for the worldwide exclusive rights to research, develop, manufacture and commercialize sulopenem (Pfizer License), which represents a Level 2 basis of fair value measurement (see Note 10 – Debt).

The fair value of Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture), without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of March 31, 2025 consist of a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 – Royalty-Linked Notes).

At any time on or after January 21, 2021 through January 31, 2025, subject to specified limitations, the Exchangeable Notes were exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash. Beginning on January 21, 2021 to January 31, 2025, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes completed a non-cash exchange of their notes for an aggregate of 3,760,155 of the Company’s ordinary shares, which included accrued and unpaid interest relating to such notes. On January 31, 2025, the Exchangeable Notes matured and Iterum Bermuda repaid to the holders thereof an aggregate principal amount of $11,117 together with accrued interest of $3,628.

The RLN liability is carried at fair value on the condensed consolidated balance sheet (see Note 11 – Royalty-Linked Notes). The total fair value of $11,320 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (the RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 22%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

4. Inventory

	March 31, 2025	December 31, 2024
Work-in-progress	$533	$—

Inventory is stated at the lower of cost and net realizable value and consists of work-in-process. The Company began capitalizing inventory costs following FDA approval of ORLYNVAH™ in October 2024, and inventory production commenced in February 2025. The Company has not recorded any significant inventory write-downs since that time. No allowance for excess, damaged, and obsolete inventory was held at March 31, 2025. The Company currently uses a limited number of third-party contract manufacturing organizations to produce its inventory.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2025	December 31, 2024
Prepaid insurance	$166	$389
Other prepaid assets	119	138
Right of use assets, net	19	65
Research and development tax credit receivable	19	18
Prepaid research and development expenses	5	4
Total	$328	$614

6. Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	March 31, 2025	December 31, 2024
Gross intangible asset	$20,000	$20,000
Less: accumulated amortization	(596)	(254)
	$19,404	$19,746

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

Amortization expense for the three months ended March 31, 2025 was $342.

The estimated future amortization related to intangible assets included on the consolidated balance sheet as of December 31, 2024 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ending March 31,
2026	$1,389
2027	1,389
2028	1,389
2029	1,389
2030	1,389
Thereafter	12,459
$19,404

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

7. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	March 31, 2025	December 31, 2024
Leasehold improvements	$103	$148
Furniture and fixtures	120	120
Computer equipment	97	95
	320	363
Less: accumulated depreciation	(302)	(340)
	$18	$23

Depreciation expense for the three months ended March 31, 2025 and 2024 was $7 and $7, respectively. In addition, accumulated depreciation decreased by $45 due to the removal of fully depreciated leasehold improvements during the three months ended March 31, 2025.

8. Leases

The Company has entered into a number of operating leases, primarily for office space. These leases have remaining terms which range from 0.2 years to 0.3 years. The renewal option on one lease was exercised in February 2022 for an additional period of three years, extending this lease term to June 2025.

Certain leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Certain agreements contain both lease and non-lease components. The Company has elected to separately account for these components in determining the lease liabilities and right-of-use assets. The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at lease commencement date for the purpose of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date.

All operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $46 and $99 of operating lease costs for right-of-use assets during the three months ended March 31, 2025 and 2024, respectively. The Company recognized $5 of rental expense on short-term leases during the three months ended March 31, 2025. No rental expense was recognized on short-term leases during the three months ended March 31, 2024.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Cash paid for operating lease liabilities	$48	$100

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term	0.25 years	0.39 years
Weighted-average discount rate	10.7%	11.5%

Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows, representing the Company’s right to use the underlying asset for the lease term ("Prepaid expenses and other current assets") and the Company’s obligation to make lease payments (“Other current liabilities”):

	March 31, 2025	December 31, 2024
Prepaid expenses and other current assets	$19	$65

Other current liabilities	$20	$67

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2025 for the following five fiscal years and thereafter were as follows:

Due in the 12 month period ended March 31,
2026	$20
2027	—
2028	—
2029	—
2030	—
Thereafter	—
$20
Less imputed interest	—
Total lease liabilities	$20

9. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Accrued manufacturing expenses	$1,641	$1,148
Accrued pre-commercial expenses	687	—
Accrued payroll and bonus expenses	369	1,138
Accrued other expenses	181	365
Total	$2,878	$2,651

10. Debt

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

At any time on or after January 21, 2021, subject to specified limitations, the Exchangeable Notes were exchangeable for the Company’s ordinary shares, cash or a combination of ordinary shares and cash. Any accrued and unpaid interest being exchanged was calculated to include all interest accrued on the Exchangeable Notes being exchanged to, but excluding, the exchange settlement date. Beginning on January 21, 2021 through January 31, 2025, certain noteholders of $40,691 in aggregate principal amount of Exchangeable Notes completed a non-cash exchange of their notes, including accrued and unpaid interest of $3,071, for an aggregate of 3,760,155 of the Company’s ordinary shares. On January 31, 2025, the Exchangeable Notes matured and Iterum Bermuda repaid in full to the holders thereof an aggregate principal amount of $11,117 together with accrued interest of $3,628.

The Company recognized $88 and $181 of interest expense related to the Exchangeable Notes during the three months ended March 31, 2025 and March 31, 2024, respectively. The Company recognized $194 and $569 related to the amortization of the debt discounts and deferred financing costs during the three months ended March 31, 2025, and March 31, 2024 respectively. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss.

Pfizer Promissory Note

On November 18, 2015, the Company and ITIL entered into the Pfizer License. Under the Pfizer License, ITIL agreed to make certain regulatory and sales milestone payments, including a regulatory milestone payment of $20.0 million to Pfizer upon approval of oral sulopenem for commercial sale in the United States by the FDA. On October 25, 2024, the Company received FDA approval for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women who have limited or no alternative oral antibacterial treatment options. On October 28, 2024, the Company notified Pfizer that it was electing to defer payment of the milestone payment for two years, or until October 25, 2026 (the Deferral Period), and delivered the Promissory Note issued by ITIL in the amount of the milestone payment to Pfizer, as permitted pursuant to the terms of the Pfizer License. The

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Promissory Note bears interest at an annual rate of eight percent (8.0%) on a daily compounded basis until paid in full and matures on October 25, 2026. ITIL has the right to prepay the unpaid principal balance of the Promissory Note together with accrued and unpaid interest at any time without premium or penalty. Pursuant to the terms of the Promissory Note, ITIL may (i) assign the Promissory Note to an affiliate of ITIL; (ii) designate one of its affiliates to perform its obligations thereunder; or (iii) assign the Promissory Note in the event of a change of control, provided that in the case of clauses (i) and (ii) ITIL is not relieved of any liability thereunder. Pursuant to the terms of the Pfizer License, if a change of control of ITIL or the Company occurs during the Deferral Period, Pfizer may, in its sole discretion and at its sole option, declare the milestone payment to be immediately due and payable together with all interest accrued under the Promissory Note. The Company has guaranteed all of the amounts payable by ITIL under the terms of the Pfizer License, including the amounts owed under the Promissory Note, pursuant to the guarantee entered into by and among ITIL, the Company and Pfizer on November 18, 2015 in connection with the Pfizer License.

The Company recognized $404 of interest expense related to the Pfizer Promissory Note during the three months ended March 31, 2025.

Principal Payments on Outstanding Debt

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 11 – Royalty-Linked Notes), as of March 31, 2025, for the following five fiscal years and thereafter were as follows:

Year Ending March 31,
2026	$—
2027	20,000
2028	—
2029	—
2030	—
Thereafter	104
Total	$20,104

11. Royalty-Linked Notes

Liability Related to Sale of Future Royalties

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. On September 8, 2020, as part of the 2020 Rights Offering, the Company issued 11,000 RLNs to existing shareholders. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company earns net revenues on such approved sulopenem product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN, has not been paid as of the end date on December 31, 2045 Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the RLN Indenture (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The RLNs will be redeemable at the Company’s option, subject to the terms of the RLN Indenture.

In accordance with exceptions allowed under ASC 815-10, Derivatives and Hedging (ASC 815), this transaction was initially accounted for as a debt liability under ASC 470, Debt. Subsequent to the listing of the RLNs on the Bermuda Stock Exchange in January 2021, the RLNs are accounted for as a derivative and are remeasured to fair value at each reporting date. In accordance with ASC 815, the fair value of the RLNs is determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. Fair value measurements are highly sensitive to changes in inputs and significant changes to inputs can result in a significantly higher or lower fair value. The Company periodically assesses the revenue forecasts of the specified sulopenem products and the related payments. The Company has no obligation to pay any amount to the noteholders until the net revenue of the specified products are earned.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The balance of the RLNs at each reporting date is as follows:

March 31, 2025
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the 2020 Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(3,387)
Total liability related to the sale of future royalties at March 31, 2025	$11,320
Current Portion	124
Long-term Portion	$11,196

December 31, 2024
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the 2020 Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(3,936)
Total liability related to the sale of future royalties at December 31, 2024	$10,771
Current Portion	—
Long-term Portion	$10,771

12. Segment Reporting

In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single business segment, which is the development and commercialization of innovative treatments for drug resistant bacterial infections. The financial results of the Company’s operations are managed and reported to the Chief Executive Officer and Chief Financial Officer, who together are considered the Company’s chief operating decision maker (CODM), on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s condensed consolidated statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources.

As a single reportable segment entity, the Company’s segment performance measure is net income / (loss) attributable to shareholders. Significant segment expenses, as provided to the CODM, are presented below:

	Three Months Ended
	March 31,
	2025	2024
Segment cost of sales (a)	$—	$—
Segment research and development (b) (c)	(569)	(3,877)
Segment general and administration (b) (c)	(2,731)	(2,141)
Share-based compensation expense (see Note 15)	(61)	(138)
Depreciation and amortization	(349)	(7)
Operating loss	$(3,710)	$(6,163)

a)
Amortization expense of $342 related to the Pfizer Intangible asset has been excluded for the three months ended March 31, 2025 and included within depreciation and amortization.
b)
Share-based payment expense of $19 and $96 related to research and development and $42 and $42 related to general and administration have been excluded for the three months ended March 31, 2025 and 2024, respectively, and included within share-based compensation expense.
c)
Depreciation expense of $3 and $4 related to research and development and $4 and $3 related to general and administration have been excluded for the three months ended March 31, 2025 and 2024, respectively, and included within depreciation and amortization.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Interest Expense, Net

	Three Months Ended
	2025	2024
Interest income	$152	$262
Interest expense	(686)	(749)
Interest expense, net	$(534)	$(487)

Long-Lived Assets

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	March 31, 2025	December 31, 2024
Ireland	$19,417	$19,759
U.S.	11	15
Total	$19,428	$19,774

13. Shareholders’ Equity

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

At the Company’s annual general meeting of shareholders on May 3, 2023, the Company’s shareholders approved an increase of 60,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 80,000,000 ordinary shares of $0.01 par value each as of March 31, 2025. The holders of ordinary shares are entitled to one vote for each share held. There are no redemption or sinking fund provisions with respect to the authorized ordinary shares.

On October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which the Company could offer and sell ordinary shares for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On December 10, 2024, the Company filed a prospectus supplement with the Securities and Exchange Commission pursuant to which it may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement. During the three months ended March 31, 2025, the Company sold 4,125,901 ordinary shares pursuant to the Sales Agreement with HC Wainwright at an average price of $1.59 per ordinary share for net proceeds of $6.3 million.

Beginning on January 21, 2021 through January 31, 2025, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes completed a non-cash exchange of their notes, including accrued and unpaid interest of $3,071 for an aggregate of 3,760,155 of the Company’s ordinary shares. On January 31, 2025, the Exchangeable Notes matured and Iterum Bermuda repaid in full to the holders thereof an aggregate principal amount of $11,117 together with accrued interest of $3,628.

Warrants to purchase Ordinary Shares

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Borrowers), entered into a loan and security agreement (Loan and Security Agreement) with SVB pursuant to which SVB agreed to lend the Borrowers up to $30,000 in two term loans of which $15,000 was funded on closing. The Company did not satisfy the conditions for the second draw before the deadline of October 31, 2019. In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and Life Sciences Fund II LLC warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per ordinary share. These warrants will expire on April 27, 2028. No warrants had been exercised as of March 31, 2025.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share and will expire on June 3, 2025. No warrants had been exercised as of March 31, 2025.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per ordinary share and will expire on June 30, 2025. As of March 31, 2025, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of March 31, 2025, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the underwritten offering in February 2021 (the February 2021 Underwritten Offering), the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of March 31, 2025, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of March 31, 2025.

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of March 31, 2025.

In connection with the 2024 Rights Offering which closed on August 9, 2024, the Company issued and sold 1-year warrants to purchase up to 3,060,982 ordinary shares and 5-year warrants to purchase up to 6,121,965 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.21 per ordinary share and will expire on August 9, 2025 and August 9, 2029, respectively. As of March 31, 2025, 1-year warrants issued in connection with the 2024 Rights Offering had been exercised for 859,825 ordinary shares, for net proceeds of $1,040 and 5-year warrants issued in connection with the 2024 Rights Offering had been exercised for 664,802 ordinary shares for net proceeds of $804.

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

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of March 31, 2025. The Company’s Board of Directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares issued as of March 31, 2025.

14. Share-Based Compensation

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

On June 10, 2020, at the Company’s annual general meeting of shareholders, the shareholders approved and adopted an amended and restated 2018 Plan which, among other things, included an increase of 150,000 ordinary shares to the number of ordinary shares reserved for issuance under the 2018 Plan.

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

The fair value of options granted are estimated using the Black-Scholes option-pricing model. The inputs for the Black-Scholes model require significant management assumptions. The risk-free interest rate is based on a normalized estimate of the 7-year U.S. treasury yield. The Company has estimated the expected term utilizing the “simplified” method for awards that qualify as “plain vanilla”. The Company does not have sufficient company-specific historical and implied volatility information and it therefore estimates its expected share volatility based on historical volatility information of reasonably comparable guideline public companies and itself. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. Expected dividend yield is based on the fact that the Company has never paid cash dividends and the Company’s future ability to pay cash dividends on its shares may be limited by the terms of any future debt or preferred securities and Irish law. The Company has elected to account for forfeitures as they occur.

No share options were granted to employees and directors during the three months ended March 31, 2025 and March 31, 2024. There were 243,169 and 635,287 unvested employee and director share options outstanding as of March 31, 2025 and March 31, 2024, respectively. Total expense recognized related to employee share options was $61 and $123 for the three months ended March 31, 2025, and March 31, 2024, respectively. Total unamortized compensation expense related to employee share options was $203 and $877 as of March 31, 2025 and March 31, 2024, respectively, which is expected to be recognized over a remaining weighted average vesting period of 1.00 years and 1.85 years as of March 31, 2025 and March 31, 2024, respectively.

The following table summarizes total share option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2024	836,887	4,833	841,720
Granted	—	—	—
Exercised	—	—	—
Forfeited	(2,084)	(826)	(2,910)
Expired	(4,583)	—	(4,583)
Options outstanding March 31, 2025	830,220	4,007	834,227

The following table summarizes the number of options outstanding and the weighted-average exercise price as of March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2024	841,720	$2.37	7.76	$549
Granted	—
Exercised	—
Forfeited	(2,910)	$1.62
Expired	(4,583)	$6.59
Options outstanding March 31, 2025	834,227	$2.35	7.16	$163
Exercisable at March 31, 2025	591,058	$2.88	6.81	$108

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Restricted Share Units (RSUs)

The Company did not grant any RSUs to employees and directors during the three months ended March 31, 2025 and 2024, respectively. There were no RSUs outstanding as of March 31, 2025.

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for employees under the 2018 Plan and four years for employees under the 2021 Inducement Plan. No amount was recognized relating to the RSUs for the three months ended March 31, 2025 and $15 was recognized for the three months ended March 31, 2024. There was no unamortized compensation expense related to the RSUs as of March 31, 2025 and total unamortized expense related to the RSUs was $101 as of March 31, 2024, which was expected to be recognized over a remaining average vesting period of 1.67 years as of March 31, 2024.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2025	2024
Research and development expense	$19	$96
General and administrative expense	42	42

There was a total of $203 unamortized share-based compensation expense for options as of March 31, 2025 and $978 unamortized share-based compensation expense for options and RSUs as of March 31, 2024, which is expected to be recognized over a remaining average vesting period of 1.00 years and 1.83 years as of March 31, 2025 and March 31, 2024, respectively.

15. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. The Company recorded an income tax expense of $60 and $48 for the three months ended March 31, 2025 and March 31, 2024, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $45,080 and $44,536, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

16. Commitments and Contingencies

License Agreement

On November 18, 2015, the Company and ITIL, entered into the Pfizer License under which the Company is obligated to make a potential one-time payment related to sublicensing income that exceeds a certain threshold. The Company is obligated to pay Pfizer potential future regulatory milestone payments, as well as sales milestones upon achievement of net sales ranging from $250.0 million to $1.0 billion for each product type. The Company is also obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Royalty-Linked Notes

On January 21, 2020, as part of the Private Placement, the Company issued 2,579,400 RLNs to a group of accredited investors. On September 8, 2020, as part of the 2020 Rights Offering, the Company issued 11,000 RLNs to existing shareholders. The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045, but will not entitle the holders thereof to any payments unless the Company earns net revenues on such approved sulopenem product. If any portion of the principal amount of the outstanding RLNs, equal to $0.04 per RLN, has not been paid as of the end date on December 31, 2045, Iterum Bermuda must pay the unpaid portion of the principal amount. The RLNs will earn default interest if the Company breaches certain obligations under the RLN Indenture (but do not otherwise bear interest) and will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The RLNs will be redeemable at the Company’s option, subject to the terms of the RLN Indenture.

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

17. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of March 31, 2025, all RLNs remained outstanding.

The Units were issued by Iterum Bermuda, which was formed on November 6, 2019 and is a 100% owned “finance subsidiary” of the Company under Rule 3-10 of Regulation S-X with no independent function and no assets or operations other than those related to the issuance, administration and repayment of the RLNs, and previously the Exchangeable Notes. Iterum Therapeutics plc, as the parent company, has no independent assets or operations, and its operations are conducted solely through its subsidiaries. The assets, liabilities and results of operations of the Company, Iterum Bermuda and Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Subsidiary Guarantors) are not materially different than the corresponding amounts presented in the condensed consolidated financial statements of this Quarterly Report on Form 10-Q. The Company and the Subsidiary Guarantors have provided a full and unconditional guarantee of Iterum Bermuda’s obligations under the RLNs, and each of the guarantees constitutes the joint and several obligations of the applicable guarantor. The Subsidiary Guarantors are 100% directly or indirectly owned subsidiaries of the Company. There are no significant restrictions upon the Company’s or the Subsidiary Guarantors’ ability to obtain funds from their subsidiaries by dividend or loan. None of the assets of Iterum Bermuda or the Subsidiary Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

18. Subsequent Events

Subsequent to March 31, 2025, through April 22, 2025, the Company sold 0.9 million ordinary shares under the Sales Agreement, with HC Wainwright as agent, at an average price of $1.12 per ordinary share for net proceeds of $957.

On April 28, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it issued and sold an aggregate of (i) 3,040,000 ordinary shares, at a purchase price of $0.90 per ordinary share, and (ii) pre-funded warrants to purchase up to an aggregate of 2,515,556 ordinary shares at a purchase price of $0.89 per pre-funded warrant in the April 2025 Registered Direct Offering, for aggregate gross proceeds of approximately $5,000. Net proceeds after deducting the placement agent fees and offering expenses payable by us are expected to be approximately $4,200. Upon closing, the pre-funded warrants became exercisable immediately at an exercise price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

will expire when exercised in full, subject to certain conditions. As of May 13, 2025, pre-funded warrants issued in connection with the April 28, 2025 Offering had been exercised for 394,556 ordinary shares.

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

Since receipt of FDA approval for ORLYNVAH™ in October 2024, we have focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and more recently, on pre-commercialization activities. To date, this strategic process has not resulted in any proposed transaction acceptable to our board of directors, and while we continue to pursue a strategic transaction, we are concurrently preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting to ensure ORLYNVAH™ is brought to the U.S. market as soon as possible to serve patients with limited or no treatment options.

Going Concern

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful commercialization of ORLYNVAH™, the success of our strategic process to sell, license, or otherwise dispose of our rights to sulopenem and/or the successful development and eventual commercialization of sulopenem and/or of oral sulopenem in additional indications, in each case , if approved. As of March 31, 2025, we had an accumulated deficit of $491.0 million.

As our strategic process to sell, license, or otherwise dispose of our rights to sulopenem has not resulted in any type of transaction acceptable to our board of directors to date, we are continuing to pursue a strategic transaction and are concurrently preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting. We expect that our efforts to commercialize ORLYNVAH, if we do not complete a strategic transaction, will result in significant expenses being incurred by us in the future. We may also incur expenses in connection with the further clinical development of IV sulopenem and the clinical development of oral sulopenem in additional indications, the establishment of additional sources for the manufacture of oral sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.

As a result, we will require additional capital to fund our operations, to continue to develop our sulopenem program and to execute our strategy. Until such time as we can sell, license, or otherwise dispose of our rights to sulopenem, successfully commercialize ORLYNVAH™, or obtain marketing approval for IV sulopenem or oral sulopenem in additional indications or any future product candidate and generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. However, we may be unable to obtain such financing when needed or on acceptable terms.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan or significantly delay, scale back or discontinue the development of our sulopenem program and commercialization of ORLYNVAH™ for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options. As of March 31, 2025, we had cash and cash equivalents of $12.7 million. Based on our available cash resources we do not believe that our existing cash and cash equivalents, including proceeds received pursuant to a registered director offering in April 2025 (the April 2025 Registered Direct Offering) and amounts raised under our “at the market offering” agreement (the Sales Agreement) with H.C. Wainwright & Co. LLC (HC Wainwright), as agent, subsequent to March 31, 2025 (see Note 18 – Subsequent Events), will enable us to fund our operating expenses for the next 12 months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to complete additional public or private financings of debt or equity. Although management intends to pursue plans to obtain additional funding to finance its operations, and we have successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

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

In addition, we continue to pursue a strategic transaction to sell, license or otherwise dispose of our rights to sulopenem with the goal of maximizing value for our stakeholders and have engaged a financial advisor to assist management and the board in evaluating strategic alternatives. There can be no assurance that any such process will result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions. For more information, refer to “Liquidity and Capital Resources—Liquidity and Going Concern” below and Note 1 – Liquidity and Going Concern of the Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits and share-based compensation expense for personnel in executive, finance, pre-commercial and administrative functions. General and administrative expenses also include director compensation, travel expenses, insurance, professional fees for legal, patent, consulting, accounting and audit services and market preparation expenses.

We expect our commercialization efforts for ORLYNVAH will result in a significant increase in payroll and other expenses to support commercial operations.

Interest Expense, Net

Interest expense, net consists of interest accrued and amortization of debt costs with respect to the 6.500% Exchangeable Senior Subordinated Notes, which were repaid in full on maturity on January 31, 2025 (Exchangeable Notes), interest accrued with respect to the promissory note issued by Iterum Therapeutics International Limited (ITIL) in the amount of the milestone payment to Pfizer in connection with us electing to defer payment of the milestone payment due to Pfizer for two years until October 25, 2026 (the Pfizer Promissory Note), interest earned on our cash and cash equivalents, which are generally invested in money market accounts, interest earned on our investments in marketable securities and realized gains and losses on our short-term investments. Interest on the Exchangeable Notes was not payable until maturity of the instrument unless exchanged prior to maturity in accordance with the terms of the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture) at which time any accrued and unpaid interest became due and payable. Interest on the Pfizer Promissory Note is compounded daily and is payable on maturity.

Adjustments to Fair Value of Derivatives

Derivative liabilities, which consist of the Limited Recourse Royalty-Linked Subordinated Notes (RLNs) issued in 2020 are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in the condensed consolidated statements of operations as adjustments to fair value of derivatives.

Other Expense, Net

Other expense, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 7, 2025, involve the most judgment and complexity. Accordingly, we believe the policies set forth in such Annual Report on Form 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed with the SEC on February 7, 2025.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our operating loss and loss before income taxes for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Costs and expenses:
Cost of sales	$(342)	$—	$(342)
Research and development	(591)	(3,977)	3,386
General and administrative	(2,777)	(2,186)	(591)
Total operating expenses	(3,710)	(6,163)	2,453
Operating loss	(3,710)	(6,163)	2,453
Total other expense, net	(1,121)	(890)	(231)
Loss before income taxes	$(4,831)	$(7,053)	$2,222

Cost of Sales Expenses

The increase in cost of sales expenses was primarily due to the amortization associated with the regulatory milestone payable to Pfizer upon approval of ORLYNVAH™ which was capitalized on recognition.

Research and Development Expenses (in thousands)

	Three Months Ended
	March 31,
	2025	2024	Change
CRO and other preclinical and clinical trial expenses	$227	$1,995	$(1,768)
Personnel related (including share-based compensation)	340	1,001	(661)
Chemistry, manufacturing and control (CMC) related expenses	(163)	542	(705)
Consulting fees	187	439	(252)
Total research and development expenses	$591	$3,977	$(3,386)

The decrease in CRO and other preclinical and clinical trial expenses of $1.8 million was primarily due to higher costs incurred in 2024 to support the completion of our REASSURE trial. Personnel related costs decreased by $0.7 million primarily due to lower headcount and a decrease in accrued bonuses payable in 2025. Personnel related costs for the three months ended March 31, 2025 and 2024 included share-based compensation expense of $0.0 million and $0.1 million, respectively. CMC related expenses decreased by $0.7 million primarily as a result of lower facilities rent. The decrease in consulting fees of $0.3 million in 2025 was due to the use of few consultants compared to 2024, during which consulting services were used in connection with the resubmission of our NDA for ORLYNVAH™.

General and Administrative Expenses (in thousands)

	Three Months Ended
	March 31,
	2025	2024	Change
Personnel related (including share-based compensation)	$720	$870	$(150)
Facility related and other	422	551	(129)
Professional and consulting fees	1,635	765	870
Total general and administrative expenses	$2,777	$2,186	$591

Personnel related costs decreased by $0.2 million as a result of a decrease in accrued bonuses payable. Personnel related costs for the three months ended March 31, 2025 and 2024 included share-based compensation expense of $0.0 million and $0.0 million, respectively. Facility related and other costs decreased by $0.1 million primarily as a result of a decrease in insurance costs and lower rent expenses. Professional and consulting fees increased by $0.9 million primarily as a result of an increase in consultants used for pre-commercialization activities.

Total Other Expense, net

The following table summarizes our total other expense, net for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Interest expense, net	$(534)	$(487)	$(47)
Adjustments to fair value of derivatives	(549)	(386)	(163)
Other expense, net	(38)	(17)	(21)
Total other expense, net	$(1,121)	$(890)	$(231)

Interest Expense, Net

Interest expense, net was $0.5 million and $0.5 million for the three months ended March 31, 2025 and March 31, 2024, respectively. For the three months ended March 31, 2025. an increase in interest accrued on the Pfizer Promissory Note and the decrease in interest income on money market funds was offset by a decrease in interest accrued and amortization of debt costs related to the Exchangeable Notes, which were repaid in January 2025.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $0.5 million and $0.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively. This non-cash adjustment primarily related to an increase in the fair value of the RLNs due to the passage of time.

Other Expense, Net

Other expense, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and we have funded our operations primarily through public offerings of ordinary shares and proceeds from private placements and registered direct offerings.

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795) (the 2022 Shelf Registration Statement), and pursuant to which we registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 7, 2022, we entered into the Sales Agreement, with HC Wainwright, as agent, pursuant to which we could offer and sell ordinary shares for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On December 10, 2024, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement.

On February 7, 2025, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on February 19, 2025 (File No. 333-284774) (the 2025 Shelf Registration Statement), and pursuant to which we registered for sale up to $150.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine.

During the three months ended March 31, 2025, we sold 4,125,901 ordinary shares under the Sales Agreement at an average price of $1.59 per ordinary share for net proceeds of $6.3 million, after deducting commissions to HC Wainwright of $0.2 million.

As of March 31, 2025, we had cash and cash equivalents of $12.7 million.

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs, to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021 through January 31, 2025, subject to specified limitations, the Exchangeable Notes were exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash. The Exchangeable Notes matured on January 31, 2025. Beginning on January 21, 2021 through January 31, 2025, certain holders of $40,691 aggregate principal amount of Exchangeable Notes completed a non-cash exchange of their notes, including accrued and unpaid interest of $3.1 million for an aggregate of 3,760,155 of our ordinary shares. On January 31, 2025, the Exchangeable Notes matured and Iterum Bermuda repaid in full to the holders thereof an aggregate principal amount of $11.1 million together with accrued interest of $3.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to 15% of net revenues from U.S. sales of such products. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

Registered Direct Offerings

June 3, 2020 Registered Direct Offering

On June 3, 2020, we entered into the securities purchase agreement (June 3, 2020 SPA) with certain institutional investors pursuant to which we issued and sold an aggregate of 198,118 ordinary shares, at a purchase price per ordinary share of $25.2375, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us (the June 3, 2020 Offering). We offered the ordinary shares in the June 3, 2020 Offering pursuant to our universal shelf registration statement on Form S-3, which was declared effective on July 16, 2019 (File No. 333-232569) (the 2019 Shelf Registration Statement). Pursuant to the June 3, 2020 SPA, in a concurrent private placement, we issued and sold to the certain purchasers warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. The closing date of the June 3, 2020 Offering was June 5, 2020. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $31.5465 per ordinary share, and will expire on June 3, 2025.

June 30, 2020 Registered Direct Offering

On June 30, 2020, we entered into the securities purchase agreement (June 30, 2020 SPA) with certain institutional investors pursuant to which we issued and sold an aggregate of 224,845 ordinary shares, at a purchase price per ordinary share of $22.2375, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us (the June 30, 2020 Offering). We offered the ordinary shares in the June 30, 2020 Offering pursuant to the 2019 Shelf Registration Statement. Pursuant to the June 30, 2020 SPA, in a concurrent private placement, we issued and sold to certain purchasers warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants were exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The June 30, 2020 Offering closed on July 2, 2020. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $27.7965 per ordinary share, and will expire on June 30, 2025.

February 2021 Registered Direct Offering

On February 9, 2021, we entered into the securities purchase agreement (February 2021 SPA) with certain institutional investors pursuant to which we issued and sold an aggregate of 1,166,666 ordinary shares, at a purchase price of $30.00 per ordinary share, for aggregate net proceeds to us of $32.2 million after deducting placement agent fees and other offering expenses payable by us (the February 2021 Registered Direct Offering). We offered the ordinary shares in the February 2021 Registered Direct Offering pursuant to the 2019 Shelf Registration Statement. The February 2021 Registered Direct Offering closed on February 12, 2021. Warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the February 2021 SPA, were issued to designees of the placement agent on closing of the February 2021 Registered Direct Offering. Upon closing, warrants issued to such designees became exercisable immediately at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026.

April 2025 Registered Direct Offering

On April 28, 2025, we entered into a securities purchase agreement (April 2025 SPA) with an institutional investor pursuant to which we issued and sold an aggregate of (i) 3,040,000 ordinary shares at a purchase price of $0.90 per ordinary share, and (ii) pre-funded warrants to purchase up to an aggregate of 2,515,556 ordinary shares at a price of $0.89 per pre-funded warrant, for aggregate net proceeds of approximately $4.2 million, after deducting placement agent fees and other offering expenses payable by us (the April 2025 Registered Direct Offering). We offered and sold the ordinary shares and pre-funded warrants in the April 2025 Registered Direct Offering pursuant to the 2022 Shelf Registration Statement. The April 2025 Registered Direct Offering closed on April 30, 2025. Upon closing, the pre-funded warrants issued under the April 2025 SPA became exercisable immediately at an exercise price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and will expire when exercised in full, subject to certain conditions.

October 2020 Offering

On October 27, 2020, we sold an aggregate of (i) 1,034,102 ordinary shares, $0.01 nominal value per ordinary share, (ii) pre-funded warrants exercisable for an aggregate of 760,769 ordinary shares and (iii) warrants exercisable for an aggregate of 1,346,153 ordinary shares (the October 2020 Offering). The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October 2020 Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding ordinary shares immediately following the consummation of the October 2020 Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $9.75 per ordinary share and warrant and $9.60 per pre-funded warrant and warrant. Our net proceeds from the October 2020 Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $15.5 million. The warrants are exercisable upon issuance at a price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.15 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. All pre-funded warrants have been exercised for net proceeds of $0.11 million. In connection with the October 2020 Offering, we entered into a Purchase Agreement on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and will expire on October 22, 2025.

February 2021 Underwritten Offering

On February 3, 2021, we entered into an underwriting agreement (the Underwriting Agreement) pursuant to which we issued and sold 2,318,840 ordinary shares, at a public offering price of $17.25 per ordinary share (the February 2021 Underwritten Offering). We offered the ordinary shares in the February 2021 Underwritten Offering pursuant to the 2019 Shelf Registration Statement. The February 2021 Underwritten Offering closed on February 8, 2021. Pursuant to the Underwriting Agreement, we granted the underwriter an option for a period of 30 days to purchase up to an additional 347,826 ordinary shares on the same terms and conditions, which the underwriter exercised in full on February 10, 2021. This increased the total number of ordinary shares we sold in the February 2021 Underwritten Offering to 2,666,666 shares, which resulted in aggregate net proceeds of $42.1 million after deducting underwriting discounts and commissions and offering expenses. In addition, pursuant to the Underwriting Agreement, we agreed to issue to the underwriter’s designees warrants to purchase 186,665 ordinary shares, which is equal to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering, including the underwriter’s option to purchase an additional 347,826 ordinary shares. The warrants issued to such designees of the underwriter have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026.

2024 Rights Offering

On August 9, 2024, we sold an aggregate of 6,121,965 units (Units) at a subscription price of $1.21 per whole Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (1-year warrants) and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the 5-year warrants and, together with the 1-year warrants, the warrants) (the 2024 Rights Offering). Our net proceeds from the 2024 Rights Offering, after deducting dealer-manager fees and other offering expenses payable by us, were approximately $5.4 million. The warrants are exercisable upon issuance at a price of $1.21 per ordinary share and the 1-year warrant will expire on August 9, 2025 and the 5-year warrants will expire on August 9, 2029.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	(3,060)	(13,083)
Net cash (used in) / provided by investing activities	(2)	7,211
Net cash (used in) / provided by financing activities	(8,388)	7,217
Effect of exchange rates on cash and cash equivalents	(23)	(27)
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(11,473)	$1,318

Operating Activities

During the three months ended March 31, 2025, operating activities used $3.1 million of cash, resulting from our net loss of $4.9 million and net cash used by changes in our operating assets and liabilities of $0.3 million consisting primarily of an increase in inventory expenses, partially offset by net non-cash charges of $2.1 million.

During the three months ended March 31, 2024, operating activities used $13.1 million of cash, resulting from our net loss of $7.1 million and net cash used by changes in our operating assets and liabilities of $7.8 million consisting primarily of a decrease in accounts payable and accrued expenses, partially offset by net non-cash charges of $1.8 million.

Investing Activities

During the three months ended March 31, 2025, a nominal amount of net cash was used by investing activities to purchase computer equipment.

During the three months ended March 31, 2024, net cash provided by investing activities of $7.2 million was related to the proceeds from the sale of short-term investments of $13.7 million, partially offset by the purchase of short-term investments of $6.5 million.

Financing Activities

During the three months ended March 31, 2025, net cash used by financing activities of $8.4 million was primarily related to the repayment of $14.7 million to the holders of Exchangeable Notes including accrued interest, which matured on January 31, 2025, partially offset by net proceeds from the sale of ordinary shares pursuant to the Sales Agreement with HC Wainwright of $6.4 million.

During the three months ended March 31, 2024, net cash provided by financing activities of $7.2 million was related to net proceeds from the sale of ordinary shares pursuant to the Sales Agreement with HC Wainwright.

Funding Requirements

Since receipt of FDA approval for ORLYNVAH™ in October 2024, we have focused our efforts on this strategic process, and more recently, on pre-commercialization activities. To date, this strategic process has not resulted in any type of transaction acceptable to our board of directors, and while we continue to pursue a strategic transaction, we are concurrently preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting. We expect to continue to incur significant expenses and increasing operating losses in connection with our ongoing activities including any expenses that may be incurred in preparation for and the potential commercial launch of ORLYNVAH™.

As of March 31, 2025, we had cash and cash equivalents of $12.7 million. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our research and development programs or commercialization efforts. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without additional external funding, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses for the next 12 months from the date of this Quarterly Report on Form 10-Q. As such, we believe this condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

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

The new U.S. administration has announced or imposed a series of tariffs on U.S. trading partners, including a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (USMCA), a “baseline” reciprocal tariff of 10% on all U.S. trading partners, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related imports, among others), including tariffs of 145% or more on China. In response, several countries have threatened or imposed retaliatory measures. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China.

On April 16, 2025, the U.S. Department of Commerce (Commerce Department) announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation and that the President must decide whether to act within 90 days of receiving the report.

The impact of the investigation as well as the extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain. The potential outcomes depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, future demand for our product candidates in affected markets, and actions taken in response to the Commerce Department’s investigatory report. We continue to monitor these developments closely and are actively considering contingency plans, including alternative sourcing strategies to support our ongoing product development and help mitigate potential future impacts. As of May 13, 2025, the 10% baseline reciprocal tariff on all countries remained in effect, in addition to the higher tariffs on China, Canada and Mexico described above, and the Commerce Department’s investigation remains ongoing.

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

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045. However, holders of RLNs will only be entitled to payments where the Company earns net revenues on such approved sulopenem product. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), being 15%. There was no payment due for each of the Payment Measuring Periods through the payment measuring period ending

December 31, 2024. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return).

Our operating lease obligations primarily consist of payments for office space, which are described further in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Future contractual payments on operating lease obligations due within one year of March 31, 2025 are $0.02 million, and there were no future contractual payments on operating lease obligations due greater than one year from March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2025, we had cash and cash equivalents of $12.7 million, consisting of cash and money market funds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2025 and December 31, 2024, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2025 and 2024 or for the year ended December 31, 2024. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be forced to delay or reduce the scope of our development programs, commercialization activities and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2025, we had $12.7 million of cash and cash equivalents. On April 30, 2025, we issued and sold, in a registered direct offering (April 2025 Registered Direct Offering), ordinary shares and pre-funded warrants for aggregate net proceeds to us of approximately $4.2 million after deducting placement agent fees and other estimated offering expenses payable by us. Subsequent to March 31, 2025, we have also sold additional ordinary shares under the “at the market offering” agreement (the Sales Agreement), entered into on October 7, 2022, with H.C. Wainwright & Co. LLC ( HC Wainwright), as agent, pursuant to which we may offer and sell our ordinary shares for aggregate gross proceeds of up to $25.0 million, from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the Securities Act).

Based on our available cash resources we do not believe that our existing cash and cash equivalents, including proceeds received pursuant to the April 2025 Registered Direct Offering and amounts raised under the Sales Agreement with HC Wainwright, will enable us to fund our operating expenses for the next 12 months from the date of filing this Quarterly Report on Form 10-Q.

This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Management’s plans in this regard are described in Note 1 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, although Management intends to pursue plans to obtain additional funding to finance its operations, and the Company has successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program.

We have a limited operating history, have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of March 31, 2025, we had an accumulated deficit of $491.0 million cash and cash equivalents of $12.7 million. On October 25, 2024, we received approval of our New Drug Application (NDA) by the U.S. Food and Drug Administration (FDA) for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections (uUTIs) caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options.

We have financed our operations to date primarily with the issuance of ordinary shares, nominal value $0.01 per ordinary share (the ordinary shares), and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the 2020 Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. On October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On December 10, 2024 we filed a prospectus supplement with the SEC pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement. In August 2024, we completed a rights offering (the 2024 Rights Offering) in which we sold an aggregate of 12,243,930 non-transferable subscription rights to purchase an aggregate of 6,121,965 units (Units) at a subscription price of $1.21 per whole Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance. The net proceeds from the 2024 Rights Offering, after deducting dealer-manager fees and other offering expenses payable by us, were $5.4 million. On April 30, 2025, we issued and sold, in the April 2025 Registered Direct Offering, ordinary shares and pre-funded warrants for aggregate net proceeds to us of approximately $4.2 million after deducting placement agent fees and other offering expenses payable by us. During the quarter ended March 31, 2025, we sold 4,125,901 ordinary shares under the Sales Agreement at an average price of $1.59 per ordinary share for net proceeds of $6.3 million. As of March 31, 2025, net proceeds of $18.0 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering, February 2021 Underwritten Offering and the 2024 Rights Offering. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program. On January 31, 2025, our Exchangeable Notes matured and the aggregate outstanding principal amount of $11.1 million together with accrued and unpaid interest became due. We repaid the aggregate principal and accrued and unpaid interest to holders of the Exchangeable Notes in full on January 31, 2025.

Since receipt of FDA approval for ORLYNVAH™ in October 2024, we have focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and more recently, on pre-commercialization activities. To date, this strategic process has not resulted in any type of transaction acceptable to our board of directors, and while we continue to pursue a strategic transaction, we are concurrently preparing for the potential commercialization of ORLYNVAH™ in the U.S. with a commercial partner and/or on our own with a targeted sales force in the community setting. As such, we would expect to continue to incur significant expenses and increased operating losses as we prepare for the potential commercialization of ORLYNVAH™ in the U.S., seek marketing approval for other product candidates, if clinical trials are successful, and engage and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially as we prepare for the potential commercialization of ORLYNVAH™ in the U.S. with a commercial partner and/or on our own with a targeted sales force in the community if and as we:

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

Developing pharmaceutical products is a time-consuming, expensive and uncertain process that takes years to complete. Since receipt of FDA approval for ORLYNVAH™ in October 2024, we have focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and more recently, on pre-commercialization activities. To date, this strategic process has not resulted in any type of transaction acceptable to our board of directors, and while we continue to pursue a strategic transaction, we are concurrently preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting. As such, we expect to continue to incur significant expenses and increased operating losses in connection with our ongoing activities including any expenses that may be incurred in preparation for, and the potential commercial launch of, ORLYNVAH™.

As we are now preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting, we expect that additional capital will be required as we incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution of ORLYNVAH™.

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

Generally accepted accounting principles in the United States require that we report the value of certain derivatives in instruments we have issued as liabilities on our balance sheet and changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis. The valuations are based upon a number of factors and estimates, including estimates based upon management’s judgment. Due to the nature of the required calculations, changes in management’s assumptions may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

We are heavily dependent on the success of our sulopenem program, and our ability to successfully commercialize ORLYNVAH™ and to develop, obtain additional marketing approvals for and successfully commercialize oral sulopenem and IV sulopenem. If we are unable to achieve and sustain profitability, the market value of our ordinary shares will likely decline.

Our ability to become and remain profitable depends on our ability to generate revenue. To date, we have invested substantially all of our efforts and financial resources in the development of ORLYNVAH™ and sulopenem. Our prospects, including our ability to finance our operations and generate revenue from product sales, currently depend entirely on the development and commercialization of ORLYNVAH™. Since receipt of FDA approval for ORLYNVAH™ in October 2024, we have focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and more recently, on pre-commercialization activities. To date, this strategic process has not resulted in any type of transaction acceptable to our board of directors, and while we continue to pursue a strategic transaction, we are concurrently preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting to ensure ORLYNVAH™ is brought to the U.S. market as soon as possible to serve patients with limited or no treatment options. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program.

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

In addition, the exercise price and the number of shares issuable under our outstanding warrants and pre-funded warrants are subject to adjustment pursuant to the terms of the applicable warrant. This indebtedness could make it more difficult for us to raise additional capital to fund our operations.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which we registered for sale up to $100.0 million of any combination of our debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. In addition, on February 7, 2025 we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on February 19, 2025 (File No. 333-284774) (the 2025 Shelf Registration Statement), pursuant to which we registered for sale up to $150.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. The extent to which we are able to utilize a shelf registration statement as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, general market conditions and applicability, or not, of restrictions on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting ordinary shares held by non-affiliates, in any trailing 12-month period.

On October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On December 10, 2024, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement.

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

For example, on March 10, 2023, SVB and Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

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

Changes in and uncertainty surrounding trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.

Changes in and uncertainty surrounding U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners, including potentially Europe, where we are in the process of negotiating an agreement with a third-party contract manufacturer for the commercial production of ORLYNVAH™. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Evaluation of Strategic Options

Our exploration and pursuit of strategic alternatives may not be successful.

Our board of directors, after receiving positive data from our REASSURE clinical trial in January 2024, determined that we should focus on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem with the goal of maximizing stakeholder value. In connection with this strategic process, we engaged a financial advisor to assist management and the board in evaluating strategic alternatives. Since receipt of approval for ORLYNVAH™ in October 2024 from the FDA, we have focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and more recently, on pre-commercialization activities.

While we continue to pursue a strategic transaction, the process may not result in any definitive offer to consummate such a transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance shareholder value or deliver expected benefits. Since we may not ultimately pursue or consummate a strategic transaction, we are preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting to ensure ORLYNVAH™ is brought to the U.S. market as soon as possible to serve patients with limited or no treatment options.

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

Risks Related to Product Development and Commercialization

As our strategic process has not resulted in any type of transaction acceptable to our board of directors, and while we continue to pursue a strategic transaction, we are concurrently preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting to ensure ORLYNVAH™ is brought to the market as soon as possible to serve patients with limited or no treatment options in the U.S. market. Should we seek to commercialize ORLYNVAH™, we are heavily dependent on the success of ORLYNVAH™, which the FDA has approved for the treatment of uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options. Any failure to successfully commercialize ORLYNVAH™ or inability to obtain marketing approval for any other product candidates, or significant delays in doing so, will materially harm our business.

We have invested a significant portion of our efforts and financial resources in the development of ORLYNVAH™. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction were prioritized. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. As our strategic process has not resulted in any type of transaction acceptable to our board of directors to date, and while we continue to pursue a strategic transaction, we are concurrently preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting to ensure ORLYNVAH™ is brought to the U.S. market as soon as possible to serve patients with limited or no treatment options. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. There remains a significant risk that we may fail to successfully commercialize ORLYNVAH™.

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

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Although data from clinical trials of oral sulopenem and sulopenem provides support for the overall safety profile of the product candidates, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, while we ultimately received approval for ORLYNVAH™ (oral sulopenem) for the treatment of uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options, we received a CRL from the FDA on July 23, 2021 for our NDA for oral sulopenem for the treatment of uUTIs in patients with a quinolone non-susceptible pathogen. The CRL provided that additional data are necessary to support approval of oral sulopenem for the treatment of adult women with uUTIs caused by designated susceptible microorganisms proven or strongly suspected to be non-susceptible to a quinolone and recommended that we conduct at least one additional adequate and well-controlled clinical trial, potentially using a different comparator drug. In July 2022 we reached an agreement with the FDA under the SPA process on the design, endpoints and statistical analysis of a Phase 3 clinical trial for oral sulopenem for the treatment of uUTIs and commenced enrollment in that clinical trial, known as REASSURE, in October 2022. The study was designed as a non-inferiority trial comparing oral sulopenem and Augmentin® (amoxicillin/clavulanate) in the Augmentin® susceptible population. In October 2023 we completed enrollment in the REASSURE clinical trial, enrolling 2,222 patients. In January 2024, we announced that ORLYNVAH™ met the primary endpoint of statistical non-inferiority to Augmentin® in the Augmentin®-susceptible population, and demonstrated statistically significant superiority versus Augmentin® in the Augmentin® susceptible population, in the REASSURE clinical trial. Additionally, though not an approvability issue, the FDA recommended in its CRL that we conduct additional non-clinical pharmacokinetic-pharmacodynamic (PK/PD) studies to support dose selection for the proposed treatment indication(s), which we completed as recommended by the FDA. We resubmitted our NDA to the FDA in April 2024 and received approval from the FDA for ORLYNVAH™ for the treatment of uncomplicated uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options in October 2024.

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

Although we obtained approval from the FDA for ORLYNVAH™ for the treatment of uUTIs caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women who have limited or no alternative oral antibacterial treatment options in October 2024, we believe that oral sulopenem and sulopenem also have the potential to treat cUTIs and cIAIs in humans based on the results of prior preclinical studies and clinical trials. However, we cannot guarantee that oral sulopenem and/or sulopenem will demonstrate the expected efficacy in clinical trial patients to the satisfaction of the FDA and/or other regulators in those additional indications. We also cannot guarantee that the projections made from the pharmacokinetic and pharmacodynamic models that we developed from non-clinical and clinical oral sulopenem and sulopenem studies will be validated in these clinical trials. For example, while we believe that sulopenem has the potential to treat cIAIs and cUTIs in humans based on the results of prior preclinical studies and clinical trials, sulopenem did not meet the primary endpoint of statistical non-inferiority compared to the control therapy in our Phase 3 cIAI and cUTI clinical trials. While we believe the secondary supporting analyses and safety data in all three Phase 3 clinical trials support the potential of sulopenem in the treatment of multi-drug resistant infections, we cannot guarantee that these supporting analyses are indicative of efficacy of sulopenem in treating cIAIs or cUTIs.

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

While the active pharmaceutical ingredient in the bilayer tablet is sulopenem etzadroxil, the combination product with probenecid has not yet been tested extensively in patients. In the cIAI trial, patients received either sulopenem IV followed by sulopenem etzadroxil or ertapenem followed by ciprofloxacin/metronidazole or amoxicillin-clavulanate. Among 668 treated patients, treatment-related adverse events were observed in 6.0% and 5.1% of patients on sulopenem and ertapenem, respectively, with the most commonly reported drug-related adverse event being diarrhea, which was observed in 4.5% and 2.4% of patients on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 1.5% of patients on sulopenem and 2.1% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 7.5% of patients on sulopenem and 3.6% of patients on ertapenem. In the cUTI trial, patients received either sulopenem IV followed by sulopenem etzadroxil, if eligible for oral therapy, or ertapenem IV followed by ciprofloxacin or amoxicillin-clavulanate, if eligible for oral therapy. Among 1,392 treated patients, treatment-related adverse events were observed in 6.0% and 9.2% of patients on sulopenem and ertapenem, respectively, with the most commonly reported adverse events being headache (3.0% and 2.2%), diarrhea (2.7% and 3.0%) and nausea (1.% and 1.6%), on sulopenem and ertapenem, respectively. Discontinuations from treatment were uncommon for both regimens, occurring in 0.4% of patients on sulopenem and 0.6% of patients on ertapenem. Serious adverse events unrelated to study treatment were seen in 2.0% of patients on sulopenem and 0.9% of patients on ertapenem. In the uUTI trial known as known as Sulopenem for Resistant Enterobacteriaceae (SURE) 1, patients received either oral sulopenem or ciprofloxacin. Among 1,660 treated patients, treatment related adverse events were observed in 17.0% and 6.2% of patients on sulopenem and ciprofloxacin, respectively. The most commonly reported adverse events were diarrhea (12.4% and 2.5%), nausea (3.7% and 3.6%), and headache (2.2% and 2.2%), for sulopenem and ciprofloxacin patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 1.6% of patients on sulopenem and 1.0% of patients on ciprofloxacin. Serious adverse events were seen in 0.7% of patients on sulopenem with one drug-related serious adverse event due to transient angioedema and 0.2% of patients on ciprofloxacin with no drug-related serious adverse event. In the REASSURE clinical trial, patients received either ORLYNVAH™ or Augmentin®. Among 2,214 treated patients, treatment related adverse events were observed in 18.9% and 12.3% of patients on ORLYNVAH™ and Augmentin®, respectively. The most commonly reported adverse events were diarrhea (8.1% and 4.1%), nausea (4.3% and 2.9%), and headache (2.2% and 1.5%), for ORLYNVAH™ and Augmentin® patients, respectively. The difference in adverse events was driven by diarrhea which, in the majority of patients, was mild and self-limited. Overall discontinuations due to adverse events were uncommon on both regimens and were seen in 0.7% of patients on ORLYNVAH™ and 0.4% of patients on Augmentin®. Serious adverse events were seen in 0.0% of patients on ORLYNVAH™ and 0.5% of patients on Augmentin® with no drug-related serious adverse event.

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

We began operations in November 2015. Since our inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, planning for the potential commercialization, and research and development, including preclinical and clinical development, for our sulopenem program. While the members of our development team have successfully developed and registered other antibiotics in past roles at different companies, our company has limited experience and has not yet demonstrated an ability to successfully manufacture a commercial scale product (or arrange for a third party to do so on our behalf), or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. Since receipt of FDA approval for ORLYNVAH™ in October 2024, we have focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and more recently, on pre-commercialization activities. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. As our strategic process has not resulted in any type of transaction acceptable to our board of directors to date, and while we continue to pursue a strategic transaction, we are concurrently preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate options to maximize the value of our sulopenem program. In such circumstances, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities whether we choose to commercialize ORLYNVAH™ and/or other product candidates directly ourselves or seek to commercialize them through third-party collaboration arrangements. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

We currently have no commercial organization. If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties, or enter into a strategic transaction with a partner that has established commercial capabilities in the U.S., ORLYNVAH™ may not be successfully commercialized.

Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction were prioritized. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. As our strategic process has not resulted in any type of transaction acceptable to our board of directors to date, and while we continue to pursue a strategic transaction, we are concurrently preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties or enter into a strategic transaction with a partner that has established commercial capabilities in the U.S., ORLYNVAH™ may not be successfully commercialized.

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

There are a variety of available oral therapies marketed for the treatment of multi-drug resistant infections that we expect to compete with ORLYNVAH™ and would compete with oral sulopenem in additional indications, such as levofloxacin, ciprofloxacin, nitrofurantoin, fosfomycin, amoxicillin-clavulanate, cephalexin, trimethoprim-sulfamethoxazole, pivmecillinam and gepotidacin.

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

Since receipt of FDA approval for ORLYNVAH™ in October 2024, we have focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and more recently, on pre-commercialization activities. As our strategic process has not resulted in any type of transaction acceptable to our board of directors to date, and while we continue to pursue a strategic transaction, we are concurrently preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program.

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

Since receipt of FDA approval for ORLYNVAH™ in October 2024, we have focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and more recently, on pre-commercialization activities. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. As our strategic process has not resulted in any type of transaction acceptable to our board of directors to date, and while we continue to pursue a strategic transaction, we are concurrently preparing for the potential commercialization of ORLYNVAH™ in the United States with a commercial partner and/or on our own with a targeted sales force in the community setting.

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

We rely heavily on the Pfizer License for intellectual property rights that are important or necessary for the development of sulopenem and to commercialize ORLYNVAH™. We do not own or license any patent rights that cover the IV formulation of sulopenem. In addition, all patents directed to the compound sulopenem expired prior to us entering into the Pfizer License. Licenses to additional third-party intellectual property, technology and materials that may be required for the development and commercialization of our sulopenem program or any other product candidates or technology may not be available at all or on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our sulopenem program and any other product candidates or technology we may obtain in the future or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize ORLYNVAH™ or sulopenem or other future product candidates or technologies, which could materially harm our business, financial condition, results of operations and growth prospects.

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

In addition, in October 2020, the Department of Health and Human Services (HHS) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP), to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (PhRMA) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota  and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2025, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to the HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (Chamber), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard argument in an additional three cases. On May 8, 2025, the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. On May 8, 2025, the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

More recently, the Trump administration has announced or imposed a series of tariffs on U.S. trading partners, including a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (USMCA), a “baseline” reciprocal tariff of 10% on all U.S. trading partners, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related imports, among others), including tariffs of 145% or more on China. In response, several countries have threatened or imposed retaliatory measures. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China.

On April 16, 2025, the U.S. Department of Commerce (“Commerce Department”) announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation and that the President must decide whether to act within 90 days of receiving the report.

While we continue to monitor these developments closely, the impact of the investigation as well as the extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain. The potential outcomes depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, future demand for our product candidates in affected markets, and actions taken in response to the Commerce Department’s investigatory report. As of May 13, 2025, the 10% baseline reciprocal tariff on all countries remained in effect, in addition to the higher tariffs on China, Canada and Mexico described above, and the Commerce Department’s investigation remains ongoing.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $2.91 on December 9, 2024, and a low price of $0.9099 on October 9, 2024, in the twelve-month period ending on May 9, 2025. During this time, the price per ordinary share has ranged from an intra-day low of $0.808 per ordinary share to an intra-day high of $3.02 per ordinary share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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

As part of a private placement which closed in January 2020 (the Private Placement) and subsequent 2020 Rights Offering, Iterum Bermuda issued RLNs which entitle the holders thereof to certain payments in connection with commercial sales of sulopenem. Holders of RLNs are entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (each, a Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as defined below) has been paid in respect of the RLNs, or (ii) December 31, 2045 (the End Date) but will not entitle the holders thereof to any payments unless the Company earns net revenues on such approved sulopenem product. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate, being 15%.

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

The outstanding warrants (including any pre-funded warrants) that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the June 3, 2020 Offering, the June 30, 2020 Offering, the October 2020 Offering, the February 2021 Underwritten Offering, the February 2021 Registered Direct Offering, the 2024 Rights Offering, and the April 2025 Registered Direct Offering, are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders.

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

Furthermore, ordinary shares that are issuable upon exercise of outstanding options or reserved for future issuance under our equity incentive plans and equity inducement plan or are issuable upon exercise of our outstanding warrants and pre-funded warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules or performance criteria, and applicable securities laws. If any of these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
4.1	Form of Pre-Funded Warrant to subscribe for ordinary shares issued to the purchaser in connection with the offering completed on April 30, 2025		Form 8-K (Exhibit 8.1)	April 30, 2025	001-38503
10.1	Form of Securities Purchase Agreement dated April 28, 2025, by and among Iterum Therapeutics plc and the purchaser party thereto		Form 8-K (Exhibit 10.1)	April 30, 2025	001-38503
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: May 13, 2025	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: May 13, 2025	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer