Form 10-Q
period 2025-06-30
Iterum Therapeutics plc
filed 2025-08-05
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38503

Iterum Therapeutics plc

(Exact name of registrant as specified in its charter)

Ireland	98-1283148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 North Wall Quay,

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

As of August 4, 2025, the registrant had 44,656,906 ordinary shares, $0.01 par value per share, outstanding.

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
•
our ability to enter into additional strategic arrangements, collaborations and/or commercial partnerships in the United States and other territories and the potential benefits of such arrangements;
•
our estimates regarding expenses, capital requirements and needs for additional financing;
•
our expectations regarding how far into the future our cash on hand will fund our ongoing operations;
•
our financial performance;
•
developments relating to our competitors and our industry;
•
our ability to maintain compliance with listing requirements of the Nasdaq Capital Market;
•
the impact of general economic conditions, including inflation and tariffs;
•
the potential sale, license, or other disposition of our rights to ORLYNVAH™ and results of discussions regarding strategic alternatives; and
•
our ability to successfully prepare and implement commercialization plans for ORLYNVAH™ with EVERSANA Life Science Services, LLC, including our ability to build and maintain a sales force and prepare for commercial launch of ORLYNVAH™, if we do not succeed in business development discussions with other companies related to the potential sale, license or other disposition of our rights to ORLYNVAH™.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in the “Risk Factors” section of this Quarterly Report on Form 10-Q, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our ordinary shares. These risks include the following:

•
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2025, we had $13.0 million of cash and cash equivalents. Based on our available cash resources, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses for the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
•
We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program.
•
We will require additional capital to fund our operations and support us through the commercial launch of ORLYNVAH™ and the ongoing clinical development related to our sulopenem program. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•
Changes in and uncertainty surrounding trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.
•
In the event that we are unable to raise sufficient capital to fund our operations and commercialize ORLYNVAH™, our board of directors may determine that a liquidation and dissolution of our business approved by shareholders is the best method to seek to maximize shareholder value. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
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
•
While we continue to engage in business development discussions with other companies to sell, license, or otherwise dispose of our rights to sulopenem, we are preparing for the commercialization of ORLYNVAH™ in the United States with our commercialization partner, EVERSANA Life Science Services, LLC (EVERSANA), to ensure ORLYNVAH™ is brought to the U.S. market as soon as possible to serve patients with limited or no treatment options. We are heavily dependent on the successful commercial launch of ORLYNVAH™ in the U.S. Any failure to successfully commercialize ORLYNVAH™, inability to enter a business development transaction satisfactory to our board of directors to sell, license, or otherwise dispose of our rights to sulopenem, or inability to obtain marketing approval for any other product candidates, or significant delays in doing so, will materially harm our business.
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
•
We currently have a limited commercial organization. If we are unable to establish and maintain sales, marketing and distribution capabilities with our commercialization partner, EVERSANA, enter into sales, marketing and distribution agreements with third parties, or enter into a strategic alternative with a partner that has established commercial capabilities in the United States, ORLYNVAH™ may not be successfully commercialized.
•
We cannot predict whether bacteria may develop resistance to ORLYNVAH™ or sulopenem, which could affect their revenue potential.
•
We contract with third parties, including ACS Dobfar S.p.A., for the manufacture of preclinical and clinical supplies of ORLYNVAH™ and expect to continue to do so in connection with any future clinical trials and commercialization of our products and product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and/or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
•
The volatility of our shares and shareholder base may hinder or prevent us from engaging in beneficial corporate initiatives. Our shareholder base is comprised of a large number of retail (or non-institutional) investors, which creates more volatility since shares change hands frequently. As a result, there can be a significant turnover of shareholders between the record date and the meeting date which makes it harder to get shareholders to vote. While we make every effort to engage retail investors, such efforts can be expensive, and the frequent turnover creates logistical issues for obtaining shareholder approval. Further, retail investors tend to be less likely to vote in comparison to institutional investors. Failure to secure sufficient votes may impede our ability to move forward with initiatives that are intended to grow the business and create shareholder value or prevent us from engaging in such initiatives at all.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$13,026	$24,125
Inventory	948	—
Income taxes receivable	—	48
Prepaid expenses and other current assets	916	614
Total current assets	14,890	24,787
Intangible asset, net	19,059	19,746
Property and equipment, net	12	23
Restricted cash	34	34
Other assets	19	5
Total assets	$34,014	$44,595
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,189	$251
Accrued expenses	3,951	2,651
Exchangeable notes	—	14,463
Royalty-linked notes	190	—
Income taxes payable	6	—
Other current liabilities	197	240
Total current liabilities	$5,533	$17,605
Pfizer promissory note	20,653	20,300
Royalty-linked notes	11,715	10,771
Total liabilities	$37,901	$48,676
Commitments and contingencies (Note 16)
Shareholders’ deficit
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued at June 30, 2025 and December 31, 2024	—	—
Ordinary shares, $0.01 par value per share: 80,000,000 shares authorized at June 30, 2025 and December 31, 2024, 42,131,328 shares issued at June 30, 2025; 31,534,233 shares issued at December 31, 2024	421	315
Additional paid-in capital	493,164	481,676
Accumulated deficit	(497,472)	(486,072)
Accumulated other comprehensive income	—	—
Total shareholders' deficit	(3,887)	(4,081)
Total liabilities and shareholders’ deficit	$34,014	$44,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Costs and expenses:
Cost of sales	$(345)	$—	$(687)	$—
Research and development	(1,000)	(2,075)	(1,591)	(6,052)
General and administrative	(4,184)	(1,901)	(6,961)	(4,087)
Total operating expenses	(5,529)	(3,976)	(9,239)	(10,139)
Operating loss	(5,529)	(3,976)	(9,239)	(10,139)
Interest expense, net	(316)	(571)	(850)	(1,058)
Adjustments to fair value of derivatives	(585)	(407)	(1,134)	(793)
Other expense, net	(20)	(12)	(58)	(29)
Total other expense	(921)	(990)	(2,042)	(1,880)
Loss before income taxes	(6,450)	(4,966)	(11,281)	(12,019)
Income tax expense	(59)	(31)	(119)	(79)
Net loss	$(6,509)	$(4,997)	$(11,400)	$(12,098)
Net loss per share – basic and diluted	$(0.16)	$(0.30)	$(0.31)	$(0.76)
Weighted average ordinary shares outstanding – basic and diluted	39,935,213	16,552,214	37,013,653	15,992,454
Statements of Comprehensive Loss
Net loss	$(6,509)	$(4,997)	$(11,400)	$(12,098)
Other comprehensive income:
Unrealized loss on marketable securities	—	(1)	—	(2)
Comprehensive loss	$(6,509)	$(4,998)	$(11,400)	$(12,100)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,400)	$(12,098)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	13	15
Amortization of intangible asset	687	—
Share-based compensation expense	117	206
Interest on short-term investments	—	1
Amortization of debt discount and deferred financing costs	194	1,138
Interest on exchangeable notes - non-cash	88	361
Interest on promissory note - non-cash	853	—
Adjustments to fair value of derivatives	1,134	793
Other	940	980
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,212)	(1,223)
Inventory	(948)	—
Accounts payable	938	(4,175)
Accrued expenses	1,299	(5,501)
Income taxes	54	(140)
Other liabilities	(568)	(199)
Net cash used in operating activities	(7,811)	(19,842)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(2)
Purchases of short-term investments	—	(12,390)
Proceeds from sale of short-term investments	—	23,800
Net cash (used in) / provided by investing activities	(2)	11,408
Cash flows from financing activities:
Repayment of exchangeable notes	(14,745)	—
Proceeds from issuance of ordinary shares, net of transaction costs	11,477	7,384
Net cash (used in) / provided by financing activities	(3,268)	7,384
Effect of exchange rates on cash and cash equivalents	(18)	(45)
Net decrease in cash, cash equivalents and restricted cash	(11,099)	(1,095)
Cash, cash equivalents and restricted cash, at beginning of period	24,159	6,105
Cash, cash equivalents and restricted cash, at end of period	$13,060	$5,010
Supplemental Disclosure of Cash Flow Information:
Income taxes paid - U.S.	$81	$220

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Stockholders' Deficit

(In thousands, except share and per share data)

(Unaudited)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at March 31, 2025	35,686,616	$357	$488,052	$(490,963)	$—	(2,554)
Issuance of ordinary shares, net	6,444,712	64	5,056	—	—	5,120
Share-based compensation expense	—	—	56	—	—	56
Net loss	—	—	—	(6,509)	—	(6,509)
Balance at June 30, 2025	42,131,328	$421	$493,164	$(497,472)	$—	$(3,887)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2024	31,534,233	$315	$481,676	$(486,072)	$—	$(4,081)
Issuance of ordinary shares, net	10,570,613	106	11,339	—	—	11,445
Exercise of warrants for ordinary shares	26,482	—	32	—	—	32
Share-based compensation expense	—	—	117	—	—	117
Net loss	—	—	—	(11,400)	—	(11,400)
Balance at June 30, 2025	42,131,328	$421	$493,164	$(497,472)	$—	$(3,887)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at March 31, 2024	16,470,414	$165	$462,084	$(468,399)	$—	$(6,150)
Issuance of ordinary shares, net	84,471	1	108	—	—	109
Exercise of share options	29,144	—	29	—	—	29
Share-based compensation expense	—	—	97	—	—	97
Net loss	—	—	—	(4,997)	—	(4,997)
Unrealized gain on available-for-sale securities	—	—	—	—	(1)	(1)
Balance at June 30, 2024	16,584,029	$166	$462,318	$(473,396)	$(1)	$(10,913)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2023	13,499,003	$135	$454,759	$(461,298)	$1	$(6,403)
Issuance of ordinary shares, net	3,055,882	31	7,324	—	—	7,355
Exercise of share options	29,144	—	29	—	—	29
Share-based compensation expense	—	—	206	—	—	206
Net loss	—	—	—	(12,098)	—	(12,098)
Unrealized gain on available-for-sale securities	—	—	—	—	(2)	(2)
Balance at June 30, 2024	16,584,029	$166	$462,318	$(473,396)	$(1)	$(10,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

1. Basis of Presentation

Description of Business

Iterum Therapeutics plc (the Company) was incorporated under the laws of the Republic of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. The Company maintains its registered office at 25 North Wall Quay, Dublin 1, D01 H104, Ireland. The Company commenced operations in November 2015. The Company licensed global rights to its novel anti-infective compound, sulopenem, from Pfizer Inc. (Pfizer). The Company has developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which is referred to herein as oral sulopenem or ORLYNVAH™, as the context so requires, and is advancing the development of an IV formulation. The Company refers to sulopenem delivered intravenously as sulopenem and, sulopenem together with oral sulopenem/ORLYNVAH™, as its sulopenem program. The Company is dedicated to maximizing the commercial potential of ORLYNVAH™, the first oral branded penem available in the United States and potentially the first and only oral and intravenous (IV) branded penem available globally and is focusing the majority of its efforts and resources in preparing for the commercial launch of ORLYNVAH™ in the U.S. with its commercialization partner, EVERSANA Life Science Services, LLC (EVERSANA), which the Company expects to occur by the end of August 2025.

Commercialization Activities

The Company is continuing to build its commercial capabilities and infrastructure in anticipation of the launch of ORLYNVAH™ in the United States by the end of August 2025. In June 2025, the Company's subsidiary, Iterum Therapeutics US Limited (ITUS), entered into a Product Commercialization Agreement (the EVERSANA Agreement) with EVERSANA for the commercialization of its approved product, ORLYNVAHTM. Pursuant to the EVERSANA Agreement, EVERSANA will provide sales and commercial operations services to ITUS in the United States, as well as the provision of marketing, logistics, channel management, regulatory, medical affairs and other services related to the commercialization of ORLYNVAHTM in the United States (the Commercialization Services).

Under the terms of the EVERSANA Agreement, ITUS will have legal, regulatory, and manufacturing responsibilities for ORLYNVAHTM, and will book sales for ORLYNVAHTM. ITUS will pay EVERSANA fees and reimburse EVERSANA for its expenses in performing the Services as agreed in applicable statements of work issued pursuant to the EVERSANA Agreement. Subject to the terms and conditions of the Agreement, EVERSANA will serve as the exclusive provider to ITUS of the Commercialization Services agreed to between the parties in any statement of work issued pursuant to the EVERSANA Agreement.

Liquidity and Going Concern

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with Silicon Valley Bank (SVB) including the Paycheck Protection Program loan (PPP loan), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement (Private Placement) and subsequent rights offering (the 2020 Rights Offering) pursuant to which its wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold approximately $51,808 aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes (Exchangeable Notes) and $104 aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities), which Securities were sold in units consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs (the Units). Beginning on January 21, 2021 through January 31, 2025, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes completed a non-cash exchange of their notes, including accrued and unpaid interest of $3,071, for an aggregate of 3,760,155 of the Company’s ordinary shares. On January 31, 2025, the Exchangeable Notes matured and Iterum Bermuda repaid in full to the holders thereof an aggregate principal amount of $11,117 together with accrued interest of $3,628. The Company has not generated any product revenue.

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

The Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC), which was declared effective on October 17, 2022 (File No. 333-267795), and pursuant to which the Company registered for sale up to $100,000 of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that the Company may determine. On October 7, 2022, the Company

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

entered into a sales agreement with HC Wainwright (the Sales Agreement), as agent, pursuant to which it could offer and sell ordinary shares, nominal value $0.01 per ordinary share (the ordinary shares) for aggregate gross sales proceeds of up to $16,000 (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the Securities Act). On December 10, 2024, the Company filed a prospectus supplement with the SEC pursuant to which it may offer and sell ordinary shares having an aggregate offering price of up to an additional $25,000 through HC Wainwright pursuant to the Sales Agreement.

On August 9, 2024, the Company completed a rights offering (the 2024 Rights Offering) in which it sold an aggregate of 6,121,965 units (2024 Units) at a subscription price of $1.21 per whole 2024 Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (the 1-year warrants) and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the 5-year warrants and, together with the 1-year warrants, the warrants). The Company's net proceeds from the 2024 Rights Offering, after deducting dealer-manager fees and other offering expenses payable by the Company, were $5,430. The warrants are exercisable upon issuance at a price of $1.21 per ordinary share. The 1-year warrants expire on August 9, 2025 and the 5-year warrants expire on August 9, 2029.

The Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on February 19, 2025 (File No. 333-284774), and pursuant to which the Company registered for sale up to $150,000 of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that the Company may determine.

On April 28, 2025, the Company entered into a securities purchase agreement with an institutional investor (the April 2025 Registered Direct Offering) pursuant to which it issued and sold an aggregate of (i) 3,040,000 ordinary shares, at a purchase price of $0.90 per ordinary share, and (ii) pre-funded warrants to purchase up to an aggregate of 2,515,556 ordinary shares at a purchase price of $0.89 per pre-funded warrant. The Company's net proceeds from the April 2025 Registered Direct Offering, after deducting placement agent fees and offering expenses payable by the Company were $4,177. Upon closing, the pre-funded warrants became exercisable immediately at an exercise price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of June 30, 2025, all pre-funded warrants issued in connection with the April 28, 2025 Offering had been exercised.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan (both of which have been repaid), payments received under the CARB-X program and proceeds from the Private Placement and 2020 Rights Offering. The Company has incurred operating losses since inception, including net losses of $11,400 and $12,098 for the six months ended June 30, 2025 and 2024, respectively, and a net loss of $24,774 for the year ended December 31, 2024. The Company had an accumulated deficit of $497,472 as of June 30, 2025 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements and its ability to achieve its revenue growth from sales of ORLYNVAH™ in the United States. Based on its available cash and cash equivalents, including amounts raised under the Sales Agreement with H.C. Wainwright & Co. LLC (HC Wainwright), as agent, subsequent to June 30, 2025 (see Note 18 – Subsequent Events), the Company does not have cash on hand to fund its current operations and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

The Company's ability to continue as a going concern is dependent on its ability to obtain additional funding to support its business objectives including the revenue growth rate of ORLYNVAH™ following commercialization, which the Company expects to occur by the end of August 2025. The Company has limited experience and has not yet demonstrated an ability to successfully commercialize a product. Management expects that, in order to obtain additional funding for its operations and commercialization activities, it will need to raise funding through the possible sale of the Company’s equity or debt through additional public or private financings. Although management plans to obtain additional funding to finance its operations, and has successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 7, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2025, and results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024 have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $118 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2025 is $17 relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) from the June 3, 2020 registered direct offering (June 3, 2020 Offering), $6 relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) from the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $11 relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). These restricted cash amounts are unchanged from December 31, 2024. On the closing date of each of the registered direct offerings on June 3, 2020 (June 3, 2020 Offering) and June 30, 2020 (June 30, 2020 Offering) and the underwritten offering in the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

"cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

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

	Three and Six Months Ended
	June 30, 2025	June 30, 2024
Options to purchase ordinary shares	760,906	986,488
Warrants	8,138,498	480,178
Exchangeable Notes	—	1,504,767
Total	8,899,404	2,971,433

Inventory

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-progress and finished goods (see Note 4 – Inventory for further details). The Company began capitalizing inventory costs following FDA approval of ORLYNVAH™ on October 25, 2024. Inventory is valued on a first-in, first-out basis. The Company periodically reviews inventory for expiry and obsolescence and writes it down accordingly, if necessary. Prior to FDA approval of ORLYNVAH™, the Company expensed all inventory-related costs, including costs incurred for clinical development, to research and development costs in the period in which such costs were incurred.

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

On October 9, 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (ASU 2023-06), which incorporates several disclosures and presentation requirements currently residing in SEC Regulations S-X and S-K. For entities subject to the existing SEC disclosure requirements, including those preparing for sale or issuance of securities, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later, with early adoption permitted. ASU 2023-06 is not expected to have a material impact on the consolidated financial statements.

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

The following table presents information about the Company’s RLNs, promissory note to Pfizer (the Promissory Note) and Exchangeable Notes and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

June 30, 2025	Book	Approximate
Current Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Royalty-linked notes
Short-term royalty-linked notes	$190	$190	$—	$—	$190
Total current liabilities	$190	$190	$—	$—	$190

Long-term Liabilities
Promissory Note
Long-term promissory note	$20,653	$21,127	$—	$21,127	$—
Revenue Futures
Royalty-linked notes	11,715	11,715	—	—	11,715
Total long-term liabilities	$32,368	$32,842	$	$21,127	$11,715

December 31, 2024	Book	Approximate
Current Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Short-term exchangeable notes	$14,463	$14,444	$—	$14,444	$—
Total current liabilities	$14,463	$14,444	$—	$14,444	$—

Long-term Liabilities
Promissory Note
Long-term promissory note	$20,300	$20,412	$—	$20,412	$—
Revenue Futures
Royalty-linked notes	10,771	10,771	—	—	10,771
Total long-term liabilities	$31,071	$31,183	$—	$20,412	$10,771

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The Level 3 liabilities held as of June 30, 2025 consist of a separate financial instrument, that was issued as part of the Units, the RLNs (see Note 11 – Royalty-Linked Notes).

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

The RLN liability is carried at fair value on the condensed consolidated balance sheet (see Note 11 – Royalty-Linked Notes). The total fair value of $11,905 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (the RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 22%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

4. Inventory

	June 30, 2025	December 31, 2024
Finished Goods	$948	$—

Inventory is stated at the lower of cost and net realizable value and consists of finished goods. The Company began capitalizing inventory costs following FDA approval of ORLYNVAH™ in October 2024, and inventory production commenced in February 2025. The Company has not recorded any significant inventory write-downs since that time. No allowance for excess, damaged, and obsolete inventory was held at June 30, 2025. The Company currently uses a limited number of third-party contract manufacturing organizations to produce its inventory.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepaid insurance	$565	$389
Other prepaid assets	266	138
Research and development tax credit receivable	80	18
Prepaid research and development expenses	5	4
Right of use assets, net	—	65
Total	$916	$614

6. Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	June 30, 2025	December 31, 2024
Gross intangible asset	$20,000	$20,000
Less: accumulated amortization	(941)	(254)
	$19,059	$19,746

On November 18, 2015, the Company and Iterum Therapeutics International Limited (ITIL), a wholly owned subsidiary of the Company, entered into the Pfizer License. Under the Pfizer License, ITIL agreed to make certain regulatory and sales payments, including a regulatory milestone payment of $20,000 to Pfizer upon approval of ORLYNVAH™ by the FDA for commercial sale in the United States. On October 25, 2024, the Company received FDA approval for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections in adult women who have limited or no alternative oral

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

antibacterial treatment options, and the regulatory milestone payment was capitalized on that date. The milestone payment is being amortized over a period of 14.4 years based on the patent life of ORLYNVAH™ and the amortization is recorded as cost of sales. The Company deferred this payment for a two-year period, at an annual rate of eight percent on a daily compounded basis until paid in full, which was amended and restated on May 13, 2025 for an additional three-year deferral period, at an annual rate of ten percent for the extended deferral period, beginning on October 26, 2026, as permitted pursuant to the terms of the Pfizer License.

Amortization expense for the six months ended June 30, 2025 was $687.

The estimated future amortization related to intangible assets included on the condensed consolidated balance sheet as of June 30, 2025 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ending June 30,
2026	$1,389
2027	1,389
2028	1,389
2029	1,389
2030	1,389
Thereafter	12,114
$19,059

7. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	June 30, 2025	December 31, 2024
Leasehold improvements	$103	$148
Furniture and fixtures	120	120
Computer equipment	97	95
	320	363
Less: accumulated depreciation	(308)	(340)
	$12	$23

Depreciation expense was $13 and $15 for the six months ended June 30, 2025 and 2024, respectively. In addition, accumulated depreciation decreased by $45 due to the removal of fully depreciated leasehold improvements during the six months ended June 30, 2025 and $5 due to the removal of fully depreciated computer equipment during the six months ended June 30, 2024.

8. Leases

The Company has one operating lease for a printer and previously held an operating lease for office premises. The printer lease has a remaining term of 0.1 year.

Operating lease expenses are recognized on a straight-line basis over the lease term. The Company recognized $19 and $65 of operating lease costs for right-of-use assets during the three and six months ended June 30, 2025 respectively, and $99 and $198 of operating lease costs for right-of-use assets during the three and six months ended June 30, 2024, respectively. The Company recognized $5 and $10 of rental expense on short-term leases during the three and six months ended June 30, 2025, respectively. No rental expense was recognized on short-term leases during the three and six months ended June 30, 2024.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash paid for operating lease liabilities	$20	$100	$68	$200

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term	0.09 years	0.39 years
Weighted-average discount rate	10.0%	11.5%

There were no right-of-use assets and lease liabilities for the Company’s operating leases at June 30, 2025. Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows at December 31, 2024, representing the Company’s right to use the underlying asset for the lease term ("Prepaid expenses and other current assets") and the Company’s obligation to make lease payments (“Other current liabilities”):

December 31, 2024
Prepaid expenses and other current assets	$65

Other current liabilities	$67

9. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
Accrued manufacturing expenses	$2,020	$1,148
Accrued pre-commercial expenses	1,041	—
Accrued payroll and bonus expenses	608	1,138
Accrued professional fees	175	246
Accrued other expenses	107	119
Total	$3,951	$2,651

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The Company did not recognize any interest expense related to the Exchangeable Notes during the three months ended June 30, 2025 and recognized $88 of interest expense related to the Exchangeable Notes during the six months ended June 30, 2025 and the Company recognized $180 and $361 of interest expense related to the Exchangeable Notes during the three and six months ended June 30, 2024, respectively. The Company did not recognize any amortization of debt discounts and deferred financing costs during the three months ended June 30, 2025 and recognized $194 related to the amortization of the debt discounts and deferred financing costs during the six months ended June 30, 2025, and $569 and $1,138 related to the amortization of the debt discounts and deferred financing costs during the three and six months ended June 30, 2024, respectively. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss.

Pfizer Promissory Note

On November 18, 2015, the Company and ITIL entered into the Pfizer License. Under the Pfizer License, ITIL agreed to make certain regulatory and sales milestone payments, including a regulatory milestone payment of $20,000 to Pfizer upon approval of oral sulopenem for commercial sale in the United States by the FDA. On October 25, 2024, the Company received FDA approval for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women who have limited or no alternative oral antibacterial treatment options.

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

On May 13, 2025, the Company and ITIL entered into an amended and restated promissory note (the A&R Note) and a letter agreement relating to the A&R Note and amending the Pfizer License Agreement in connection therewith (the Letter Agreement). The A&R Note extends the Deferral Period by an additional three years, or until October 25, 2029 (the Extended Deferral Period). In connection with the extension to the Deferral Period, ITIL agreed in the A&R Note to increase the annual rate of interest from eight percent (8%) to ten percent (10%) on a daily compounded basis during the Extended Deferral Period, beginning on October 26, 2026. The Company evaluated the A&R Note and the Letter Agreement under ASC 470 and determined that it should be accounted for as a debt modification as the cash flows under the amended terms do not differ by at least 10% from the cash flows under the original agreement. Accordingly, no gain or loss was recorded relating to the modification.

The Company recognized $449 and $853 of interest expense related to the Pfizer Promissory Note during the three and six months ended June 30, 2025, respectively.

Principal Payments on Outstanding Debt

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 11 – Royalty-Linked Notes), as of June 30, 2025, for the following five fiscal years and thereafter were as follows:

Year Ending June 30,
2026	$—
2027	—
2028	—
2029	20,000
2030	—
Thereafter	104
Total	$20,104

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

The balance of the RLNs at each reporting date is as follows:

June 30, 2025
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the 2020 Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(2,802)
Total liability related to the sale of future royalties at June 30, 2025	$11,905
Current Portion	190
Long-term Portion	$11,715

December 31, 2024
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the 2020 Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(3,936)
Total liability related to the sale of future royalties at December 31, 2024	$10,771
Current Portion	—
Long-term Portion	$10,771

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

As a single reportable segment entity, the Company’s segment performance measure is net income / (loss) attributable to shareholders. Significant segment expenses, as provided to the CODM, are presented below:

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Segment cost of sales (a)	$—	$—	$—	$—
Segment research and development (b) (c)	(982)	(2,044)	(1,551)	(5,922)
Segment general and administration (b) (c)	(4,140)	(1,856)	(6,871)	(3,996)
Share-based compensation expense (see Note 14)	(56)	(68)	(117)	(206)
Depreciation and amortization	(351)	(8)	(700)	(15)
Operating loss	$(5,529)	$(3,976)	$(9,239)	$(10,139)

a)
Amortization expense of $345 and $687 related to the Pfizer Intangible Asset has been excluded for the three and six months ended June 30, 2025, respectively, and included within depreciation and amortization.
b)
Share-based payment expense of $16 and $35 related to research and development and $40 and $82 related to general and administration have been excluded for the three and six months ended June 30, 2025, respectively, and included within share-based compensation expense. Share-based payment expense of $26 and $122 related to research and development and $42 and $84 related to general and administration have been excluded for the three and six months ended June 30, 2024, respectively, and included within share-based compensation expense.
c)
Depreciation expense of $4 and $9 related to research and development and $3 and $6 related to general and administration have been excluded for the three and six months ended June 30, 2025, respectively, and included within depreciation and amortization. Depreciation expense of $5 and $9 related to research and development and $3 and $6 related to general and administration have been excluded for the three and six months ended June 30, 2024, respectively, and included within depreciation and amortization.

Interest Expense, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income	$133	$179	$285	$441
Interest expense	(449)	(750)	(1,135)	(1,499)
Interest expense, net	$(316)	$(571)	$(850)	$(1,058)

Long-Lived Assets

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	June 30, 2025	December 31, 2024
Ireland	$19,082	$19,759
U.S.	8	15
Total	$19,090	$19,774

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

Ordinary Shares

On April 28, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it issued and sold an aggregate of (i) 3,040,000 ordinary shares, at a purchase price of $0.90 per ordinary share, and (ii) pre-funded warrants to purchase up to an aggregate of 2,515,556 ordinary shares at a purchase price of $0.89 per pre-funded warrant. The Company’s gross proceeds from the April 2025 Registered Direct Offering were $5,000 and net proceeds were $4,177 after deducting placement agent fees and offering expenses payable by the Company. Upon closing, the pre-funded warrants became exercisable

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

immediately at an exercise price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and will expire when exercised in full, subject to certain conditions. As of June 30, 2025, all pre-funded warrants issued in connection with the April 28, 2025 Offering had been exercised.

On August 9, 2024, the Company completed the 2024 Rights Offering in which it sold an aggregate of 6,121,965 2024 Units. Aggregate gross proceeds to the Company's from the 2024 Rights Offering were $7,408 and net proceeds were $5,430 after deducting fees payable to the dealer-manager and other offering expenses payable by the Company.

At the Company’s annual general meeting of shareholders on May 3, 2023, the Company’s shareholders approved an increase of 60,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 80,000,000 ordinary shares of $0.01 par value each as of June 30, 2025. The holders of ordinary shares are entitled to one vote for each share held. There are no redemption or sinking fund provisions with respect to the authorized ordinary shares.

On October 7, 2022, the Company entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which the Company could offer and sell ordinary shares for aggregate gross sales proceeds of up to $16,000 (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On December 10, 2024, the Company filed a prospectus supplement with the SEC pursuant to which it may offer and sell ordinary shares having an aggregate offering price of up to an additional $25,000 through HC Wainwright pursuant to the Sales Agreement. During the three months ended June 30, 2025, the Company sold 889,156 ordinary shares pursuant to the Sales Agreement with HC Wainwright at an average net price of $1.08 per ordinary share for net proceeds of $957.

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

Warrants to purchase Ordinary Shares

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Borrowers), entered into a loan and security agreement (Loan and Security Agreement) with SVB pursuant to which SVB agreed to lend the Borrowers up to $30,000 in two term loans of which $15,000 was funded on closing. The Company did not satisfy the conditions for the second draw before the deadline of October 31, 2019. In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and Life Sciences Fund II LLC warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per ordinary share. These warrants will expire on April 27, 2028. No warrants had been exercised as of June 30, 2025.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. No warrants had been exercised as of June 30, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share. These warrants expired on June 3, 2025 and no warrants were exercised prior to expiration.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. As of June 30, 2025, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per ordinary share. These warrants expired on June 30, 2025 and no warrants were exercised prior to expiration.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of June 30, 2025, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the underwritten offering in February 2021 (the February 2021 Underwritten Offering), the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of June 30, 2025, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of June 30, 2025.

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of June 30, 2025.

In connection with the 2024 Rights Offering which closed on August 9, 2024, the Company issued and sold 1-year warrants to purchase up to 3,060,982 ordinary shares and 5-year warrants to purchase up to 6,121,965 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.21 per ordinary share and will expire on August 9, 2025 and August 9, 2029, respectively. As of June 30, 2025, 1-year warrants issued in connection with the 2024 Rights Offering had been exercised for 859,825 ordinary shares, for net proceeds of $1,040 and 5-year warrants issued in connection with the 2024 Rights Offering had been exercised for 664,802 ordinary shares for net proceeds of $804.

The Company has classified the warrants as equity in accordance with ASC 815. Accordingly, the proceeds were allocated between ordinary shares, the 1-year warrants and the 5-year warrants based on the relative fair value of the individual components. The fair value of the warrants was determined using a Black-Scholes option pricing model and the ordinary shares based on the closing date share price and were recorded in additional paid-in capital within shareholders' deficit on the condensed consolidated balance sheets. The following assumptions were used in the Black-Scholes option pricing model:

	August 9, 2024
	1-year warrants	5-year warrants
Volatility	109%	109%
Expected term in years	1.00	5.00
Dividend rate	0%	0%
Risk-free interest rate	4.50%	3.80%
Share price	$1.18	$1.18
Strike price	$1.21	$1.21
Fair value of warrants issued	$0.50	$0.94

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of June 30, 2025. The Company’s board of directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares issued as of June 30, 2025.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

No share options were granted to employees and directors during the six months ended June 30, 2025 and 2024. There were 176,723 and 465,795 unvested employee and director share options outstanding as of June 30, 2025 and 2024, respectively. Total expense recognized related to employee share options was $56 and $117 for the three and six months ended June 30, 2025, respectively, and $88 and $211 for the three and six months ended June 30, 2024, respectively. Total unamortized compensation expense related to employee share options was $127 and $432 as of June 30, 2025 and 2024, respectively, which is expected to be recognized over a remaining weighted average vesting period of 0.75 years and 1.70 years as of June 30, 2025 and 2024, respectively.

The following table summarizes total share option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2024	836,887	4,833	841,720
Granted	—	—	—
Exercised	—	—	—
Forfeited	(27,096)	(826)	(27,922)
Expired	(51,385)	(1,507)	(52,892)
Options outstanding June 30, 2025	758,406	2,500	760,906

The following table summarizes the number of options outstanding and the weighted-average exercise price as of June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2024	841,720	$2.37	7.76	$—
Granted	—
Exercised	—
Forfeited	(27,922)	$1.06
Expired	(52,892)	$6.01
Options outstanding June 30, 2025	760,906	$2.16	7.13	$—
Exercisable at June 30, 2025	584,183	$2.51	6.94	$—

Restricted Share Units (RSUs)

The Company did not grant any RSUs to employees and directors during the six months ended June 30, 2025 and 2024, respectively. There were no RSUs outstanding as of June 30, 2025.

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for employees under the 2018 Plan and four years for employees under the 2021 Inducement Plan. No amount was recognized relating to RSUs for the three and six months ended June 30, 2025 and total benefit recognized related to the RSUs was $20 and $5 for the three and six months ended June 30, 2024. There was no unamortized compensation expense related to the RSUs as of June 30, 2025 and 2024.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$16	$26	$35	$122
General and administrative expense	40	42	82	84

There was a total of $127 and $432 unamortized share-based compensation expense for options as of June 30, 2025 and 2024, respectively, which is expected to be recognized over a remaining average vesting period of 0.75 years and 1.70 years as of June 30, 2025 and 2024, respectively.

15. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

current year-to-date (interim period) basis. The Company recorded an income tax expense of $59 and $119 for the three and six months ended June 30, 2025, respectively and $31 and $79 for the three and six months ended June 30, 2024, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $45,814 and $44,536, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

16. Commitments and Contingencies

License Agreement

On November 18, 2015, the Company and ITIL entered into the Pfizer License under which the Company is obligated to make a potential one-time payment related to sublicensing income that exceeds a certain threshold. The Company is obligated to pay Pfizer potential future regulatory milestone payments, as well as sales milestones upon achievement of net sales ranging from $250,000 to $1,000 million for each product type. The Company is also obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on marginal net sales of each licensed product.

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

Other Contracts

In the course of normal business operations, the Company has agreements with contract service providers to assist in the performance of our research and development, manufacturing and commercial activities. Expenditures to CROs, CMOs and other service providers represent significant costs in research and development and commercial activities. Subject to required notice periods and our obligations under binding purchase orders and any cancellation fees that we may be obligated to pay, we can elect to discontinue the work under these agreements at any time. The Company may enter into additional collaborative research and development, contract research, commercialization, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

17. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of June 30, 2025, all RLNs remained outstanding.

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

18. Subsequent Events

Equity

Subsequent to June 30, 2025, through August 1, 2025, the Company sold 2,525,578 ordinary shares under the Sales Agreement, with HC Wainwright as agent, at an average net price of $0.86 per ordinary share for net proceeds of $2,175.

Manufacturing & Supply Agreement

On July 29, 2025, the Company's subsidiary, Iterum Therapeutics International Limited (ITIL), entered into a Commercial Manufacturing and Supply Agreement (the ACS Dobfar Agreement) with ACS Dobfar S.p.A, together with its affiliates (ACS Dobfar) for the manufacture and supply of materials for the Company’s approved product, ORLYNVAHTM.

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

Overview

We are a pharmaceutical company dedicated to maximizing the commercial potential of ORLYNVAH™, the first oral branded penem available in the United States and potentially the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to herein as oral sulopenem or ORLYNVAH™, as the context so requires. We refer to sulopenem delivered intravenously as sulopenem and sulopenem together with oral sulopenem/ORLYNVAH™, as our sulopenem program. We believe that sulopenem and ORLYNVAH™ have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones.

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

Following receipt of FDA approval for ORLYNVAH™ in October 2024, we focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and since the first quarter of 2025, we concurrently began pre-commercialization activities in preparation for the commercial launch of ORLYNVAH™ in the U.S. Since this strategic process did not result in any type of transaction acceptable to our board of directors, and while we continue to engage in business development discussions with other companies regarding the potential sale, licensing, or disposal by other means of our rights to sulopenem, we are focusing the majority of our efforts and resources in preparing for the commercial launch of ORLYNVAH™ in the U.S. with our commercialization partner, EVERSANA Life Science Services, LLC (EVERSANA), which we expect to occur by the end of August 2025.

We expect to continue to incur significant expenses and increased operating losses as we prepare for the commercialization of ORLYNVAH™ in the U.S., seek marketing approval for other product candidates, if clinical trials are successful, and engage and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development.

Commercialization Activities

We are continuing to build our commercial capabilities and infrastructure in anticipation of the launch of ORLYNVAH™ in the United States by the end of August 2025. In June 2025, our subsidiary Iterum Therapeutics US Limited (ITUS) entered into a Product Commercialization Agreement (the EVERSANA Agreement) with EVERSANA for the commercialization of our approved product, ORLYNVAHTM. Pursuant to the EVERSANA Agreement, EVERSANA will provide sales and commercial operations services to ITUS in the United States, as well as the provision of marketing, logistics, channel management, regulatory, medical affairs and other services related to the commercialization of ORLYNVAHTM in the United States (the Commercialization Services).

Under the terms of the EVERSANA Agreement, ITUS will have legal, regulatory, and manufacturing responsibilities for ORLYNVAHTM, and will book sales for ORLYNVAHTM. ITUS will pay EVERSANA fees and reimburse EVERSANA for its expenses in performing the Services as agreed in applicable statements of work issued pursuant to the EVERSANA Agreement. Subject to the terms and conditions of the Agreement, EVERSANA will serve as the exclusive provider to ITUS of the Commercialization Services agreed to between the parties in any statement of work issued pursuant to the EVERSANA Agreement. The term of the EVERSANA Agreement is five years following the date of commercial launch of ORLYNVAHTM, subject to predefined termination provisions.

In addition, in July 2025, our subsidiary Iterum Therapeutics International Limited (ITIL), entered into a Commercial Manufacturing and Supply Agreement (the ACS Dobfar Agreement) with ACS Dobfar S.p.A, together with its affiliates (ACS Dobfar) for the manufacture and supply of materials for the Company’s approved product, ORLYNVAHTM.

We have hired a Chief Commercial Officer and, in the future, plan to hire additional personnel across core areas such as marketing, patient access and reimbursement, analytics and operations, and product distribution to support our planned commercialization efforts.

Going Concern

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and have funded our operations primarily through private and public offerings of equity or debt. We have incurred operating losses since inception, including net losses of $11.4 million and $12.1 million for the six months ended June 30, 2025 and 2024, respectively, and a net loss of $24.8 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $497.5 million.

As our strategic process to sell, license, or otherwise dispose of our rights to sulopenem did not result in any type of transaction acceptable to our board of directors, and while we are continuing to engage in business development discussions with other companies regarding the potential sale, licensing, or disposal by other means of our rights to sulopenem, we are focusing the majority of our efforts and resources in preparation for the commercial launch of ORLYNVAH™ in the United States with our commercialization partner, EVERSANA. We expect that our ongoing efforts to commercialize ORLYNVAH™ will result in significant expenses being incurred by us in the future. We may also incur expenses in connection with the further clinical development of IV sulopenem and the clinical development of oral sulopenem in additional indications, the establishment of additional sources for the manufacture of oral sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.

As a result, we will require additional capital to fund our operations, to continue to develop our sulopenem program and to execute our strategy. Until such time as we can successfully commercialize ORLYNVAH™ and generate significant revenue from product sales, if ever, or sell, license, or otherwise dispose of our rights to sulopenem, we expect to finance our operations through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. However, we may be unable to obtain such financing when needed or on acceptable terms.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan or significantly delay, scale back or discontinue the commercialization of ORLYNVAH™ for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options and the development of our sulopenem program. As of June 30, 2025, we had cash and cash equivalents of $13.0 million. Based on our available cash resources we do not believe that our existing cash and cash equivalents, including amounts raised under our “at the market offering” agreement (the Sales Agreement) with H.C. Wainwright & Co. LLC (HC Wainwright), as agent, subsequent to June 30, 2025 (see Note 18 – Subsequent Events), will enable us to fund our operating expenses for the next 12 months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to obtain additional funding to support our business objectives including the revenue growth rate of ORLYNVAH™ following commercialization which we expect to occur by the end of August 2025. We have limited experience and have not yet demonstrated an ability to successfully commercialize a product. We expect that, in order to obtain additional funding, we will need to complete additional public or private financings of debt or equity. Although management intends to pursue plans to obtain additional funding to finance its operations, and we have successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

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

We are continuously evaluating our corporate, strategic, financial and financing alternatives, with the goal of maximizing value for our stakeholders. These alternatives could potentially include the licensing, sale or divestiture of our assets or proprietary technologies, or another strategic transaction involving us. The evaluation of corporate, strategic, financial and financing alternatives may not result in any particular action or any transaction being pursued, entered into or consummated, and there is no assurance as to the timing, sequence or outcome of any action or transaction or series of actions or transactions.

Components of Our Results of Operations

Costs and Expenses

Cost of Sales

Cost of sales consists primarily of amortization related to the finite-lived intangible asset recognized in relation to the regulatory milestone payment payable to Pfizer Inc. (Pfizer) upon approval of ORLYNVAH™ by the FDA.

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

We expect our commercialization efforts for ORLYNVAH™ will result in a significant increase in payroll and other expenses to support commercial operations.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our operating loss and loss before income taxes for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024	Change
Costs and expenses:
Cost of sales	$(345)	$—	$(345)
Research and development	(1,000)	(2,075)	1,075
General and administrative	(4,184)	(1,901)	(2,283)
Total operating expenses	(5,529)	(3,976)	(1,553)
Operating loss	(5,529)	(3,976)	(1,553)
Total other expense, net	(921)	(990)	69
Loss before income taxes	$(6,450)	$(4,966)	$(1,484)

Cost of Sales Expenses

The increase in cost of sales expenses was primarily due to the amortization associated with the regulatory milestone payable to Pfizer upon approval of ORLYNVAH™ which was capitalized on recognition.

Research and Development Expenses (in thousands)

	Three Months Ended
	June 30,
	2025	2024	Change
CRO and other preclinical and clinical trial expenses	$389	$665	$(276)
Personnel related (including share-based compensation)	335	527	(192)
Chemistry, manufacturing and control (CMC) related expenses	13	477	(464)
Consulting fees	263	406	(143)
Total research and development expenses	$1,000	$2,075	$(1,075)

The decrease in CRO and other preclinical and clinical trial expenses of $0.3 million was primarily due to higher costs incurred in 2024 to support the completion of our REASSURE trial. Personnel related costs decreased by $0.2 million primarily due to lower headcount and a decrease in accrued bonuses payable in 2025. Personnel related costs for the three months ended June 30, 2025 and 2024 included share-based compensation expense of $0.0 million and $0.1 million, respectively. CMC related expenses decreased by

$0.5 million primarily as a result of lower facilities rent. The decrease in consulting fees of $0.1 million in 2025 was due to the use of fewer consultants compared to 2024, during which consulting services were used in connection with the resubmission of our NDA for ORLYNVAH™.

General and Administrative Expenses (in thousands)

	Three Months Ended
	June 30,
	2025	2024	Change
Personnel related (including share-based compensation)	$683	$790	$(107)
Facility related and other	510	602	(92)
Professional and consulting fees	2,991	509	2,482
Total general and administrative expenses	$4,184	$1,901	$2,283

Personnel related costs decreased by $0.1 million as a result of a decrease in accrued bonuses payable. Personnel related costs for the three months ended June 30, 2025 and 2024 included share-based compensation expense of $0.1 million and $0.1 million, respectively. Facility related and other costs decreased by $0.1 million primarily as a result of a decrease in insurance costs and lower rent expenses. Professional and consulting fees increased by $2.5 million primarily as a result of an increase in consultants used for pre-commercialization activities.

Total Other Expense, net

The following table summarizes our total other expense, net for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024	Change
Interest expense, net	$(316)	$(571)	$255
Adjustments to fair value of derivatives	(585)	(407)	(178)
Other expense, net	(20)	(12)	(8)
Total other expense, net	$(921)	$(990)	$69

Interest Expense, Net

Interest expense, net decreased by $0.3 million for the three months ended June 30, 2025 primarily as a result of a decrease in interest accrued and amortization of debt costs related to the Exchangeable Notes, which were repaid in January 2025, partially offset by an increase in interest accrued on the Pfizer Promissory Note and the decrease in interest income on money market funds.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $0.6 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. This non-cash adjustment primarily related to an increase in the fair value of the RLNs due to the passage of time.

Other Expense, Net

Other expense, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our operating loss and loss before income taxes for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended
	June 30,
	2025	2024	Change
Costs and expenses:
Cost of sales	$(687)	$—	$(687)
Research and development	(1,591)	(6,052)	4,461
General and administrative	(6,961)	(4,087)	(2,874)
Total operating expenses	(9,239)	(10,139)	900
Operating loss	(9,239)	(10,139)	900
Total other expense, net	(2,042)	(1,880)	(162)
Loss before income taxes	$(11,281)	$(12,019)	$738

Cost of Sales Expenses

The increase in cost of sales expenses was primarily due to the amortization associated with the regulatory milestone payable to Pfizer upon approval of ORLYNVAH™ which was capitalized on recognition.

Research and Development Expenses (in thousands)

	Six Months Ended
	June 30,
	2025	2024	Change
CRO and other preclinical and clinical trial expenses	$616	$2,660	$(2,044)
Personnel related (including share-based compensation)	675	1,528	(853)
Chemistry, manufacturing and control (CMC) related expenses	(150)	1,019	(1,169)
Consulting fees	450	845	(395)
Total research and development expenses	$1,591	$6,052	$(4,461)

The decrease in CRO and other preclinical and clinical trial expenses of $2.0 million was primarily due to higher costs incurred in 2024 to support the completion of our REASSURE trial. Personnel related costs decreased by $0.9 million primarily due to lower headcount and a decrease in accrued bonuses payable in 2025. Personnel related costs for the six months ended June 30, 2025 and 2024 included share-based compensation expense of $0.0 million and $0.1 million, respectively. CMC related expenses decreased by $1.2 million primarily as a result of lower facilities rent. The decrease in consulting fees of $0.4 million in 2025 was due to the use of fewer consultants compared to 2024, during which consulting services were used in connection with the resubmission of our NDA for ORLYNVAH™.

General and Administrative Expenses (in thousands)

	Six Months Ended
	June 30,
	2025	2024	Change
Personnel related (including share-based compensation)	$1,403	$1,660	$(257)
Facility related and other	932	1,153	(221)
Professional and consulting fees	4,626	1,274	3,352
Total general and administrative expenses	$6,961	$4,087	$2,874

Personnel related costs decreased by $0.3 million as a result of a decrease in accrued bonuses payable. Personnel related costs for the six months ended June 30, 2025 and 2024 included share-based compensation expense of $0.1 million and $0.1 million, respectively. Facility related and other costs decreased by $0.2 million primarily as a result of a decrease in insurance costs and lower rent expenses. Professional and consulting fees increased by $3.4 million primarily as a result of an increase in consultants used for pre-commercialization activities.

Total Other Expense, net

The following table summarizes our total other expense, net for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended
	June 30,
	2025	2024	Change
Interest expense, net	$(850)	$(1,058)	$208
Adjustments to fair value of derivatives	(1,134)	(793)	(341)
Other expense, net	(58)	(29)	(29)
Total other expense, net	$(2,042)	$(1,880)	$(162)

Interest Expense, Net

Interest expense, net decreased by $0.2 million primarily as a result of a decrease in interest accrued and amortization of debt costs related to the Exchangeable Notes, which were repaid in January 2025, partially offset by an increase in interest accrued on the Pfizer Promissory Note and the decrease in interest income on money market funds.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $1.1 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively. This non-cash adjustment primarily related to an increase in the fair value of the RLNs due to the passage of time.

Other Expense, Net

Other expense, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have generated limited revenue to date from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic

Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and have funded our operations primarily through public offerings of ordinary shares and proceeds from private placements and registered direct offerings.

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

During the six months ended June 30, 2025, we sold 5,015,057 ordinary shares under the Sales Agreement at an average net price of $1.45 per ordinary share for net proceeds of $7.3 million, after deducting commissions to HC Wainwright of $0.3 million.

As of June 30, 2025, we had cash and cash equivalents of $13.0 million.

2025 Exchangeable Notes and Royalty-Linked Notes

On January 21, 2020, we completed the Private Placement pursuant to which our wholly owned subsidiary, Iterum Bermuda issued and sold $51.6 million aggregate principal amount of Exchangeable Notes and $0.1 million aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, we completed the Rights Offering pursuant to which Iterum Bermuda issued and sold $0.2 million aggregate principal amount of Exchangeable Notes and $0.04 million aggregate principal amount of RLNs, to existing shareholders. The Exchangeable Notes and RLNs were sold in units (Units) with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. The Units were sold at a price of $1,000 per Unit. At any time on or after January 21, 2021 through January 31, 2025, subject to specified limitations, the Exchangeable Notes were exchangeable for our ordinary shares, cash or a combination of ordinary shares and cash. The Exchangeable Notes matured on January 31, 2025. Beginning on January 21, 2021 through January 31, 2025, certain holders of $40.7 million aggregate principal amount of Exchangeable Notes completed a non-cash exchange of their notes, including accrued and unpaid interest of $3.1 million for an aggregate of 3,760,155 of our ordinary shares. On January 31, 2025, the Exchangeable Notes matured and Iterum Bermuda repaid in full to the holders thereof an aggregate principal amount of $11.1 million together with accrued interest of $3.6 million. The RLNs entitle holders to payments based on a percentage of our net revenues from potential U.S. sales of specified sulopenem products subject to the terms and conditions of the indenture governing the RLNs (the RLN Indenture). Pursuant to the RLN Indenture, the payments on the RLNs will be up to 15% of net revenues from U.S. sales of such products. The aggregate amount of payments on each RLN is capped at $160.00 (or 4,000 times the principal amount of such RLN). Iterum Bermuda received net proceeds from the sale of the Units of $45.0 million, after deducting placement agent fees and offering expenses.

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

On October 28, 2024, the Company notified Pfizer that it was electing to defer payment of the milestone payment for two years, or until October 25, 2026 (the Deferral Period), and delivered the Promissory Note issued by ITIL in the amount of the milestone payment to Pfizer, as permitted pursuant to the terms of the Pfizer License. The Promissory Note bears interest at an annual rate of eight percent (8.0%) on a daily compounded basis until the maturity date of October 25, 2026. ITIL has the right to prepay the unpaid principal balance of the Promissory Note together with accrued and unpaid interest at any time without premium or penalty. Pursuant to the terms of the Promissory Note, ITIL may (i) assign the Promissory Note to an affiliate of ITIL; (ii) designate one of its affiliates to perform its obligations thereunder; or (iii) assign the Promissory Note in the event of a change of control, provided that in the case of clauses (i) and (ii) ITIL is not relieved of any liability thereunder. Pursuant to the terms of the Pfizer License, if a change of control of ITIL or the Company occurs during the Deferral Period, Pfizer may, in its sole discretion and at its sole option, declare the milestone payment to be immediately due and payable together with all interest accrued under the Promissory Note. The Company has guaranteed all of the amounts payable by ITIL under the terms of the Pfizer License, including the amounts owed under the Promissory Note, pursuant to the guarantee entered into by and among ITIL, the Company and Pfizer on November 18, 2015 in connection with the Pfizer License.

On May 13, 2025, the Company and ITIL entered into an amended and restated promissory note (the A&R Note) and a letter agreement relating to the A&R Note and amending the Pfizer License Agreement in connection therewith (the Letter Agreement). The

A&R Note extends the Deferral Period by an additional three years, or until October 25, 2029 (the Extended Deferral Period). In connection with the extension to the Deferral Period, ITIL agreed in the A&R Note to increase the annual rate of interest from eight percent (8%) to ten percent (10%) on a daily compounded basis during the Extended Deferral Period, beginning on October 26, 2026. The Company evaluated the A&R Note and the Letter Agreement under ASC 470 and determined that it should be accounted for as a debt modification as the cash flows under the amended terms do not differ by at least 10% from the cash flows under the original agreement. Accordingly, no gain or loss was recorded relating to the modification.

Registered Direct Offerings

June 3, 2020 Registered Direct Offering

On June 3, 2020, we entered into the securities purchase agreement (June 3, 2020 SPA) with certain institutional investors pursuant to which we issued and sold an aggregate of 198,118 ordinary shares, at a purchase price per ordinary share of $25.2375, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us (the June 3, 2020 Offering). We offered the ordinary shares in the June 3, 2020 Offering pursuant to our universal shelf registration statement on Form S-3, which was declared effective on July 16, 2019 (File No. 333-232569) (the 2019 Shelf Registration Statement). Pursuant to the June 3, 2020 SPA, in a concurrent private placement, we issued and sold to the certain purchasers warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. The closing date of the June 3, 2020 Offering was June 5, 2020. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $31.5465 per ordinary share, and expired on June 3, 2025.

June 30, 2020 Registered Direct Offering

On June 30, 2020, we entered into the securities purchase agreement (June 30, 2020 SPA) with certain institutional investors pursuant to which we issued and sold an aggregate of 224,845 ordinary shares, at a purchase price per ordinary share of $22.2375, for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us (the June 30, 2020 Offering). We offered the ordinary shares in the June 30, 2020 Offering pursuant to the 2019 Shelf Registration Statement. Pursuant to the June 30, 2020 SPA, in a concurrent private placement, we issued and sold to certain purchasers warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants were exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. The June 30, 2020 Offering closed on July 2, 2020. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $27.7965 per ordinary share, and expired on June 30, 2025.

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

April 2025 Registered Direct Offering

On April 28, 2025, we entered into a securities purchase agreement (April 2025 SPA) with an institutional investor pursuant to which we issued and sold an aggregate of (i) 3,040,000 ordinary shares at a purchase price of $0.90 per ordinary share, and (ii) pre-funded warrants to purchase up to an aggregate of 2,515,556 ordinary shares at a price of $0.89 per pre-funded warrant, for aggregate net proceeds of approximately $4.2 million, after deducting placement agent fees and other offering expenses payable by us (the April 2025 Registered Direct Offering). We offered and sold the ordinary shares and pre-funded warrants in the April 2025 Registered Direct Offering pursuant to the 2022 Shelf Registration Statement. The April 2025 Registered Direct Offering closed on April 30, 2025. Upon closing, the pre-funded warrants issued under the April 2025 SPA became exercisable immediately at an exercise price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of June 30, 2025, all pre-funded warrants had been exercised for net proceeds of $0.03 million.

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

2024 Rights Offering

On August 9, 2024, we sold an aggregate of 6,121,965 units (2024 Units) at a subscription price of $1.21 per whole 2024 Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (1-year warrants) and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the 5-year warrants and, together with the 1-year warrants, the warrants) (the 2024 Rights Offering). Our net proceeds from the 2024 Rights Offering, after deducting dealer-manager fees and other offering expenses payable by us, were approximately $5.4 million. The warrants are exercisable upon issuance at a price of $1.21 per ordinary share and the 1-year warrants will expire on August 9, 2025 and the 5-year warrants will expire on August 9, 2029.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	(7,811)	(19,842)
Net cash (used in) / provided by investing activities	(2)	11,408
Net cash (used in) / provided by financing activities	(3,268)	7,384
Effect of exchange rates on cash and cash equivalents	(18)	(45)
Net decrease in cash, cash equivalents and restricted cash	$(11,099)	$(1,095)

Operating Activities

During the six months ended June 30, 2025, operating activities used $7.8 million of cash, resulting from our net loss of $11.4 million and net cash used by changes in our operating assets and liabilities of $0.4 million consisting primarily of an increase in prepaid expenses and other current assets and inventory, partially offset by net non-cash charges of $4.0 million.

During the six months ended June 30, 2024, operating activities used $19.8 million of cash, resulting from our net loss of $12.1 million and net cash used by changes in our operating assets and liabilities of $11.2 million consisting primarily of a decrease in accounts payable and accrued expenses, partially offset by net non-cash charges of $3.5 million.

Investing Activities

During the six months ended June 30, 2025, a nominal amount of net cash was used by investing activities to purchase computer equipment.

During the six months ended June 30, 2024, net cash provided by investing activities of $11.4 million was related to the proceeds from the sale of short-term investments of $23.8 million, partially offset by the purchase of short-term investments of $12.4 million.

Financing Activities

During the six months ended June 30, 2025, net cash used by financing activities of $3.3 million was primarily related to the repayment of $14.7 million to the holders of Exchangeable Notes including accrued interest, which matured on January 31, 2025, partially offset by net proceeds from the sale of ordinary shares pursuant to the Sales Agreement with HC Wainwright of $7.3 million and net proceeds from the April 2025 Registered Direct Offering of $4.2 million.

During the six months ended June 30, 2024, net cash provided by financing activities of $7.4 million was primarily related to net proceeds from the sale of ordinary shares pursuant to the Sales Agreement.

Funding Requirements

Following receipt of FDA approval for ORLYNVAH™ in October 2024, we focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and since the first quarter of 2025, we concurrently began pre-commercialization activities in preparation for the commercialization of ORLYNVAH™ in the United States. Since this strategic process did not result in any type of transaction acceptable to our board of directors, and while we continue to engage in business development discussions with other companies regarding the potential sale, licensing, or disposition by other means of our rights to sulopenem, we are focusing the majority of our efforts and resources in preparing for the commercial launch of ORLYNVAH™ in the U.S. with our commercialization partner, EVERSANA, which we expect to occur by the end of August 2025.

As of June 30, 2025, we had cash and cash equivalents of $13.0 million. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our commercialization efforts or research and development programs. Our future viability is dependent on our ability to obtain additional capital to finance our operations and support our business objectives, including the revenue growth rate of ORLYNVAH™ following our commercial launch, which we expect to occur by the end of August 2025.

Without generating revenue and additional external funding, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses for the next 12 months from the date of this Quarterly Report on Form 10-Q. As such, we believe this condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

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
•
the impact of general economic conditions, including inflation and tariffs; and
•
the outcome, impacts, effects and results of our evaluation of corporate, strategic, financial and financing alternatives, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing alternative and our ability to complete one at all.

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

This past spring, the Trump administration initiated a series of tariff-related actions against on U.S. trading partners, including a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (USMCA), a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related imports, among others), including tariffs of 145% or more on China. In response, several countries have threatened or imposed retaliatory measures. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 10, 2025. The European Union and three other countries, the United Kingdom, Vietnam and Indonesia, have also reached deals with the US that include reduced tariff rates and other measures. The administration has not indicated the effective date for these deals. Recently, the administration announced an extension of the deadline for the effective date of the country-specific tariffs for all remaining countries until August 1, 2025.

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

The impact of the investigation as well as the extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain. The potential outcomes depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, future demand for our product candidates in affected markets, and actions taken in response to the Commerce Department’s investigatory report. We continue to monitor these developments closely and are actively considering contingency plans, including alternative sourcing strategies to support our ongoing product development and help mitigate potential future impacts. Currently, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to the other tariffs on China (a minimum of an additional 20% as of July 15, 2025) and Canada and Mexico (25% as of July 15, 2025 for goods that are not covered by the USMCA).

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

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development, manufacturing and commercial activities. Expenditures to CROs, CMOs and other service providers represent significant costs in research and development and commercial activities. Subject to required notice periods and our obligations under binding purchase orders and any cancellation fees that we may be obligated to pay, we can elect to discontinue the work under these agreements at any time. In addition to the EVERSANA Agreement entered into with EVERSANA and the ACS Agreement we entered into with ACS Dobfar, we have and may also enter into additional collaborative research and development, contract research, commercialization, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

Under the RLN Indenture, holders of RLNs will be entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045. However, holders of RLNs will only be entitled to payments where the Company earns net revenues on such approved sulopenem product. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), being 15%. There was no payment due for each of the Payment Measuring Periods through the payment measuring period ending June 30, 2025. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2025, we had cash and cash equivalents of $13.0 million, consisting of cash and money market funds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2025 and December 31, 2024, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the six months ended June 30, 2025 and 2024 or for the year ended December 31, 2024. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be forced to delay or reduce the scope of our development programs, commercialization activities and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2025, we had $13.0 million of cash and cash equivalents. On April 30, 2025, we issued and sold, in a registered direct offering (April 2025 Registered Direct Offering), ordinary shares and pre-funded warrants for aggregate net proceeds to us of approximately $4.2 million after deducting placement agent fees and other estimated offering expenses payable by us. Subsequent to June 30, 2025, we have also sold additional ordinary shares under the “at the market offering” agreement (the Sales Agreement), entered into on October 7, 2022, with H.C. Wainwright & Co. LLC (HC Wainwright), as agent, pursuant to which we may offer and sell our ordinary shares for aggregate gross proceeds of up to $25.0 million, from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the Securities Act).

Based on our available cash resources we do not believe that our existing cash and cash equivalents, including amounts raised under the Sales Agreement with HC Wainwright, will enable us to fund our operating expenses for the next 12 months from the date of filing this Quarterly Report on Form 10-Q.

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

We have a limited operating history, have not generated any product revenue and have incurred net losses in each year since our inception in 2015. As of June 30, 2025, we had an accumulated deficit of $497.5 million cash and cash equivalents of $13.0 million. On October 25, 2024, we received approval of our New Drug Application (NDA) by the U.S. Food and Drug Administration (FDA) for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections (uUTIs) caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options.

We have financed our operations to date primarily with the issuance of ordinary shares, nominal value $0.01 per ordinary share (the ordinary shares), and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the 2020 Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. On October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On December 10, 2024 we filed a prospectus supplement with the SEC pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement. In August 2024, we completed a rights offering (the 2024 Rights Offering) in which we sold an aggregate of 12,243,930 non-transferable subscription rights to purchase an aggregate of 6,121,965 units (2024 Units) at a subscription price of $1.21 per whole 2024 Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance. The net proceeds from the 2024 Rights Offering, after deducting dealer-manager fees and other offering expenses payable by us, were $5.4 million. On April 30, 2025, we issued and sold, in the April 2025 Registered Direct Offering, ordinary shares and pre-funded warrants for aggregate net proceeds to us of $4.2 million after deducting placement agent fees and other offering expenses payable by us. During the quarter ended June 30, 2025, we sold 862,995 ordinary shares under the Sales Agreement at an average net price of $1.07 per ordinary share for net proceeds of $925,617.75. As of June 30, 2025, net proceeds of $18.0 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering, February 2021 Underwritten Offering and the 2024 Rights Offering. Up until the first quarter of 2025, we devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program. Since the first quarter of 2025, we have devoted the majority of our financial resources and efforts to pre-commercialization activities and commercialization activities in preparation for the upcoming commercial launch of ORLYNVAH™ in the U.S. On January 31, 2025, our Exchangeable Notes matured and the aggregate outstanding principal amount of $11.1 million together with accrued and unpaid interest became due. We repaid the aggregate principal and accrued and unpaid interest to holders of the Exchangeable Notes in full on January 31, 2025.

Following receipt of FDA approval for ORLYNVAH™ in October 2024, we focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and since the first quarter of 2025, we concurrently began pre-commercialization activities in preparation for the commercial launch of ORLYNVAH™ in the U.S. Since the strategic process did not result in any type of transaction acceptable to our board of directors, and while we continue to engage in business development discussions with other companies regarding the potential sale, licensing, or disposal by other means of our rights to sulopenem, we are focusing the majority of our efforts and resources on preparing for the commercial launch of ORLYNVAH™ in the U.S. with our commercialization partner, EVERSANA Life Science Services, LLC (EVERSANA), which we expect to occur by the end of August 2025. We expect to continue to incur significant expenses and increased operating losses as we prepare for the commercialization of ORLYNVAH™ in the U.S., seek marketing approval for other product candidates, if clinical trials are successful, and engage and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also increase substantially as we prepare for the commercial launch of ORLYNVAH™ in the U.S. with EVERSANA if and as we:

•
establish sales, marketing and distribution capabilities through EVERSANA and other third-parties, to support the near-term commercialization of ORLYNVAH™ in the U.S.;
•
initiate the commercial launch of ORLYNVAH™ in the U.S.;
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

We will require additional capital to fund our operations and support us through the commercial launch of ORLYNVAH™ and the ongoing clinical development related to our sulopenem program. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing and commercializing pharmaceutical products, including conducting clinical trials and preparing for and executing a commercial launch, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase, particularly as we prepare to commercially launch ORLYNVAH™ and continue our ongoing development of the sulopenem program. In addition, as we prepare for the commercial launch of ORLYNVAH™ in the United States with our commercialization partner, EVERSANA, we expect that additional capital will be required as we incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution of ORLYNVAH™. Furthermore, we continue and will continue to incur significant costs associated with operating as a public company.

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

Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts for ORLYNVAH™ in the United States, which would have a negative effect on our financial condition and our ability to develop our sulopenem program and commercialize ORLYNVAH™ and otherwise pursue our business strategy and we may be unable to continue as a going concern.

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

We are heavily dependent on the success of our sulopenem program, our ability to successfully commercialize ORLYNVAH™ and our ability to develop, obtain additional marketing approvals for and successfully commercialize oral sulopenem and IV sulopenem. If we are unable to achieve and sustain profitability, the market value of our ordinary shares will likely decline.

Our ability to become and remain profitable depends on our ability to generate revenue. To date, we have invested substantially all of our efforts and financial resources in the development of ORLYNVAH™ and sulopenem. Our prospects, including our ability to finance our operations and generate revenue from product sales, currently depend entirely on the development and commercialization of ORLYNVAH™. Following receipt of FDA approval for ORLYNVAH™ in October 2024, we initially focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem, and since the first quarter of 2025, we concurrently began pre-commercialization activities in preparation for the commercial launch of ORLYNVAH™ in the United States. Since this strategic process did not result in any type of transaction acceptable to our board of directors, and while we continue to engage in business development discussions with other companies regarding the potential sale, licensing, or disposition by other means of our rights to sulopenem, we are focusing the majority of our efforts and resources in preparing for the commercial launch of ORLYNVAH™ in the U.S. with our commercialization partner, EVERSANA, which we expect to occur by the end of August 2025 to ensure ORLYNVAH™ is brought to the U.S. market as soon as possible to serve patients with limited or no treatment options. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program.

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
•
establishing sales, marketing and distribution capabilities either directly or through a third-party, such as EVERSANA, to commercialize ORLYNVAH™ and/or sulopenem or entering into collaboration arrangements for the commercial launch of ORLYNVAH™ and/or sulopenem where we choose not to commercialize directly ourselves;
•
obtaining market acceptance of ORLYNVAH™, and sulopenem, if approved, as viable treatment options;

•
enrolling and successfully completing any clinical trials that may be required for regulatory approval of additional product candidates;
•
applying for and obtaining marketing approval for IV sulopenem and/or oral sulopenem in additional indications; and
•
protecting and maintaining our rights to our intellectual property portfolio related to our sulopenem program.

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

In the amended and restated promissory note (A&R Note) entered into between us, our subsidiary, Iterum Therapeutics International Limited, and Pfizer Inc. (Pfizer) and the letter agreement relating to the A&R Note, amending the Pfizer License Agreement in connection therewith (the Letter Agreement) we agreed not to, either directly or indirectly, (1) create, incur, assume, guaranty or otherwise become liable for any indebtedness that is senior in right of payment to the A&R Note, except for indebtedness incurred with the consent or waiver of Pfizer, or (2) create, grant or incur any lien on any of its property or assets, subject to specified exceptions (including liens securing permitted indebtedness and liens incurred with the consent or waiver of Pfizer).

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

For example, on March 10, 2023, SVB and Signature Bank were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

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

Risks Related to Product Development and Commercialization

As we have begun pre-commercialization activities in preparation for the commercial launch of ORLYNVAH™, we are heavily dependent on the successful commercial launch of ORLYNVAH™ in the U.S. Any failure to successfully commercialize ORLYNVAH™ or inability to obtain marketing approval for any other product candidates, or significant delays in doing so, will materially harm our business.

We have invested a significant portion of our efforts and financial resources in the development of ORLYNVAH™. Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction were prioritized. As our strategic process has not resulted in any type of transaction acceptable to our board of directors to date, and while we continue to engage in business development discussions with other companies regarding the potential sale, licensing, or disposition by other means of our rights to sulopenem, we concurrently began pre-commercialization activities in preparation for the commercial launch of ORLYNVAH™ in the U.S., which we expect to occur by the end of August 2025, with our commercialization partner, EVERSANA, to ensure ORLYNVAH™ is brought to the U.S. market as soon as possible to serve patients with limited or no treatment options. There remains a risk that we may fail to successfully commercialize ORLYNVAH™. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program.

Our ability to generate meaningful product revenues depends heavily on the successful commercial launch of ORLYNVAH™ and our obtaining marketing approval for oral sulopenem in additional indications and other product candidates. The success of ORLYNVAH™ and, any other approved products, will depend on a number of factors, including the following:

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

We obtained regulatory approval from the FDA for ORLYNVAH™, but have not yet demonstrated an ability to successfully conduct commercial activities.

We received FDA approval for ORLYNVAH™ for the treatment of uUTIs in adult women caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options on October 25, 2024. Prior to obtaining this approval, our operations were limited to financing and staffing our company, conducting preclinical research and clinical trials of our product candidates, pursuing a strategic transaction to sell, license or dispose of our rights to sulopenem, and more recently, preparing for the commercial launch of ORLYNVAH™. We have not received regulatory approval or commercialized any other product candidates to date and may never do so. We have not yet demonstrated an ability to conduct sales and marketing activities necessary for successful product commercialization. Accordingly, our shareholders should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to continue to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year.

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

We began operations in November 2015. Since our inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, planning for the potential commercialization, and research and development, including preclinical and clinical development, for our sulopenem program. While the members of our development team have successfully developed and registered other antibiotics in past roles at different companies, our company and newly established commercial team have limited experience in and have not yet demonstrated an ability to successfully manufacture a commercial scale product (or arrange for a third party to do so on our behalf), or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. While we continue to engage in business development discussions with other companies regarding the potential sale, licensing, or disposition by other means of our rights to sulopenem, we concurrently began pre-commercialization activities in preparation for the commercial launch of ORLYNVAH™ in the U.S. with our commercialization partner, EVERSANA. As we prepare for the commercial launch of ORLYNVAH™ in the U.S. with EVERSANA, we are transitioning from a company with a research and development focus to a company capable of supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

We currently have a limited commercial organization. If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties, or enter into a strategic transaction with a partner that has established commercial capabilities in the U.S., ORLYNVAH™ may not be successfully commercialized.

Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction were prioritized. We cannot provide any commitment regarding when or if this strategic process will result in any type of transaction however, and no assurance can be given that we will determine to pursue a potential sale, licensing arrangement or other disposition of our rights to sulopenem. As our strategic process has not resulted in any type of transaction acceptable to our board of directors to date, and while we continue to engage in business development discussions with other companies regarding the potential sale, licensing, or disposition by other means of our rights to sulopenem, we concurrently began pre-commercialization activities in preparation for the commercial launch of ORLYNVAH™ in the U.S., which we expect to occur by the end of August 2025, with our commercialization partner with our commercial partner, EVERSANA. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties or enter into a strategic transaction with a partner that has established commercial capabilities in the U.S., ORLYNVAH™ may not be successfully commercialized.

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

As we prepare for the commercial launch of ORLYNVAH™, we are establishing a sales, marketing and distribution infrastructure for ORLYNVAH™ in the U.S., in collaboration with our commercial partner, EVERSANA, and other third-parties. The development of sales, marketing and distribution capabilities requires substantial resources and is time consuming and, as this process has not yet been completed for ORLYNVAH™, such process may delay any commercial launch. Conversely, if the commercial launch of ORLYNVAH™ or a product candidate for which we ultimately recruit a sales force and establish marketing and distribution capabilities is delayed, or does not occur for any reason, we could incur substantial costs and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

If we enter into arrangements with third parties, including EVERSANA, to perform sales, marketing and distribution services, our product revenues or the profitability of ORLYNVAH™ may be lower than if we were to directly market and sell ORLYNVAH™ in the U.S. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market ORLYNVAH™ effectively in the U.S.

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

If we do not establish sales, marketing and distribution capabilities, in collaboration with EVERSANA and other third parties, we will not be successful in commercializing ORLYNVAH™ or oral sulopenem in additional indications and/or any future product candidates that receive marketing approval.

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

The Pfizer License gives us exclusive worldwide rights to develop, manufacture, and commercialize sulopenem etzadroxil and sulopenem, or any other prodrug of sulopenem previously identified by Pfizer as well as the right to use relevant information and regulatory documentation developed by Pfizer to support any regulatory filing worldwide. In exchange for those rights, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop, obtain regulatory approval for and commercialize sulopenem etzadroxil and sulopenem by implementing a specified development plan and providing an update on progress on an annual basis. Under the Pfizer License, we paid Pfizer a one-time non-refundable upfront fee of $5.0 million, clinical milestone payments totaling $15.0 million, upon first patient dosing of oral sulopenem and sulopenem in a Phase 3 clinical trial, and are obligated to pay Pfizer milestone payments upon the achievement of other specified regulatory and sales milestones, including a regulatory milestone payment of $20.0 million which became due upon approval of oral sulopenem for commercial sale in the United States by the FDA. We deferred this payment for a two-year period, at an annual rate of eight percent on a daily compounded basis until paid in full, which was amended and restated on May 13, 2025 for an additional three-year deferral period, at an annual rate of ten percent for the extended deferral period, beginning on October 26, 2026, as permitted pursuant to the terms of the Pfizer License. We are also obligated to pay Pfizer royalties ranging from a single-digit to mid-teens percentage based on the amount of marginal net sales of each licensed product. Pfizer also received 381,922 of our Series A preferred shares (which converted to 25,461 ordinary shares in connection with our initial public offering) as additional payment for the licensed rights.

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

We depend on collaborations with third parties for the commercialization of products, including ORLYNVAH™, and the development and commercialization of product candidates in certain territories. Our prospects with respect to those product candidates will depend in part on the success of those collaborations.

As we prepare for the commercial launch of ORLYNVAH™ in the United States, which we expect to occur by the end of August 2025, we have become and will be reliant on various collaborations with third parties, including EVERSANA. Although we are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. We are in the process of establishing a sales, marketing and distribution infrastructure ORLYNVAH™ in the United States, in collaboration with EVERSANA and other third parties, however, do not have experience in the sales, marketing or distribution of pharmaceutical products to date. To achieve commercial success for ORLYNVAH™ and any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities directly, or make arrangements to outsource those functions to a commercial partner, as we are currently preparing for the commercial launch of ORLYNVAH™ in the United States. For those other countries in which we may also choose not to commercialize directly ourselves or through a business development partner, we may seek to commercialize ORLYNVAH™ and/or sulopenem through further collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements could include service providers to the pharmaceutical industry, large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements but engaged a potential commercial partner to provide pre-commercial activities and we commenced negotiations on a definitive agreement for commercialization services. Following receipt of the CRL, in order to reduce operating expenses and conserve cash resources, we halted any remaining pre-commercial activities for oral sulopenem and limited spending to essential costs required in connection with the resubmission of the NDA. There is no assurance that we will seek or be able to reach a definitive agreement for commercialization services in the future.

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

We will rely on third parties, including EVERSANA, to perform many essential services for the upcoming commercial launch of ORLYNVAH™ in the U.S., including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and pharmacovigilance and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize ORLYNVAH™ in the U.S. will be significantly impacted and we may be subject to regulatory sanctions.

We are engaging third-party service providers, including EVERSANA, to perform a variety of functions related to the sale and distribution of ORLYNVAH™ in the U.S., key aspects of which will be out of our direct control. These service providers will provide key services related to warehousing and inventory control, distribution, customer service, accounts receivable management, and cash collection. As we engage a service provider, such as EVERSANA, we substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action. In addition, we are engaging third parties to perform various other services for us relating to pharmacovigilance and adverse event reporting, safety database management, fulfillment of requests for medical information regarding ORLYNVAH™and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, or these third parties otherwise fail to comply with regulatory requirements, we could be subject to regulatory sanctions. Additionally, we have contracted with a third party to calculate and report pricing information mandated by various government programs. If a third party fails to timely report or adjust prices as required, or errors in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability, and potentially subject us to regulatory sanctions or False Claims Act lawsuits.

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

We contract with third parties, including ACS Dobfar S.p.A., for the manufacture of preclinical and clinical supplies of oral sulopenem, sulopenem and the ORLYNVAH™ bilayer tablet for commercial supply, and expect to continue to do so in connection with any future clinical trials and commercialization of our products and product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our products and/or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

In July 2025, we entered into a manufacturing and supply agreement with ACS Dobfar, S.p.A. (ACS Dobfar) to manufacture and supply to us finished product, being the ORLYNVAH™ bilayer tablet, and/or sulopenem etzadroxil bulk drug substance, in each case, for commercial purposes. We currently depend entirely on ACS Dobfar to manufacture the ORLYNVAH™ bilayer tablet for commercial sale, and if ACS Dobfar should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements.

In addition, we are in the process of negotiating agreements with third-party contract manufacturers for the manufacture and supply of raw materials required for the commercial production of ORLYNVAH™. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current Good Manufacturing Practices (cGMPs), that are capable of manufacturing certain of these components for

ORLYNVAH™. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could negatively impact our commercial efforts.

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

We have sought to protect our proprietary position by in-licensing patents in the United States and abroad related to oral sulopenem. Further, we own four U.S. patents, one Canadian, one Chinese patent, one Japanese patent, one Korean patent and two Australian patents, with one U.S. patent, the Canadian patent, the Japanese patent, the Korean patent and one Australian patent directed to the composition of the bilayer tablet of oral sulopenem and its related preparations and/or uses, two U.S. patents and one Australian patent directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs, and one U.S. patent and the Chinese patent directed to the method of use of sulopenem etzadroxil, probenecid, and valproic acid in treating multiple diseases. We also own three pending U.S. patent applications, and 25 pending foreign patent applications, which collectively cover uses of sulopenem and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid.

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

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercial launch of our products and product candidates in any jurisdiction. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products and product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products and product candidates or the use of our products and product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products and product candidates. We may incorrectly determine that our products and product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products and product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products and product candidates.

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

Competitors may infringe, misappropriate or otherwise violate our patents, trademarks, copyrights or other intellectual property or those of our licensors. To counter infringement, misappropriation, unauthorized use or other violations, we may be required to file legal claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. We may not be able to prevent, alone or with our licensors, infringement, misappropriation or other violations of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us, alleging that we infringe their patents. In addition, in a patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

We have registered trademarks for “Iterum” as well as trademarks for oral sulopenem and other potential product candidates in various jurisdictions including the United States, United Kingdom, European Union, Japan, Switzerland and Canada. If we are unable to secure registrations for our trademarks in other countries, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. Any trademark applications we have filed for our products or product candidates or may file in the future are not guaranteed to be allowed for registration, and even if they are, we may fail to maintain or enforce such registered trademarks. During trademark registration proceedings in any jurisdiction, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks.

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

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA, or a comparable foreign regulatory authority, may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Further, under the Pediatric Research Equity Act (PREA), a Biologics License Application (BLA), or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

This past spring, the Trump administration initiated a series of tariff-related actions against U.S. trading partners, including a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (USMCA), a “baseline” reciprocal tariff of 10% on all U.S. trading partners, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related imports, among others), including tariffs of 145% or more on China. In response, several countries have threatened or imposed retaliatory measures. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 10, 2025. The European Union and three other countries, the United Kingdom, Vietnam and Indonesia, have also reached deals with the U.S. that include reduced tariff rates and other measures. The administration has not indicated the effective date for these deals. Recently, the administration announced an extension of the deadline for the effective date of the country-specific tariffs for all remaining countries until August 1, 2025.

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

While we continue to monitor these developments closely, the impact of the investigation as well as the extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain. The potential outcomes depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, future demand for our product candidates in affected markets, and actions taken in response to the Commerce Department’s investigatory report. Currently, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to the other tariffs on China (a minimum of an additional 20% as of July 15, 2025) and Canada and Mexico (25% as of July 15, 2025 for goods that are not covered by the USMCA).

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which took effect across all member states of the EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data (including health and other sensitive data), including the following: to provide information to individuals regarding data processing activities; to implement safeguards to protect the security and confidentiality of personal data; to make a mandatory breach notification in certain circumstances; and to take certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities, among other things, to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater. The GDPR also confers a private right of action on data subjects to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data adding to the complexity of processing personal data in the European Union.

In July 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. One activist has already taken a legal challenge against the EU-U.S.
Data Privacy Framework, which was heard by the EU General Court in April 2025, with the judgment still awaited. The Trump
Administration has also taken various actions which have the potential to call into question the ongoing availability and effectiveness of the EU-U.S. Data Privacy Framework, such as removing personnel from the Privacy and Civil Liberties Oversight Board and the
FTC. The European Commission is closely following these political developments and has the power to propose the suspension of the framework if it does not consider that the required level of protection is ensured. In November 2024, the European Data Protection
Board recommended that the European Commission review the EU-U.S. Data Privacy Framework within three years or less. The uncertainty around this issue has the potential to impact our business at the international level.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are all aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

If we fail to comply with applicable privacy laws, including applicable the federal HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In recent months, the Officer of Civil Rights (OCR) has been especially active in enforcing the HIPAA rules. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. Additionally, OCR is looking to amend the HIPAA Security Rule, which (if and when finalized) could create additional compliance obligations and risk for our business.

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

We were a passive foreign investment company (PFIC) for U.S. federal income tax purposes for our taxable year ended December 31, 2017. Based on our gross income and average value of our gross assets, we do not believe we (or our wholly owned non-U.S. subsidiaries) were a PFIC for the taxable year ended December 31, 2018 or for any subsequent completed taxable year. We do not expect to be a PFIC for the taxable year ending December 31, 2025; however, our status, and the status of our non-U.S. subsidiaries, in any taxable year will depend on our assets and activities as determined at various times throughout that taxable year. As our PFIC status is a factual determination made annually after the end of each taxable year, there can be no assurances as to that status for the current taxable year or any future taxable year.

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

Changes in U.S. tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Income, sales, use or other U.S. tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations in the U.S. For example, the IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act (OBBBA), was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $2.91 on December 9, 2024, and a low price of $0.72 on August 1, 2025, in the twelve-month period ending on August 1, 2025. During this time, the price per ordinary share has ranged from an intra-day low of $0.72 per ordinary share to an intra-day high of $3.02 per ordinary share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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
•
delays in the commercial launch of ORLYNVAH™, sulopenem or any future product candidates;
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

As part of the Private Placement and subsequent 2020 Rights Offering, Iterum Bermuda issued RLNs which entitle the holders thereof to certain payments in connection with commercial sales of sulopenem. Holders of RLNs are entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (each, a Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as defined below) has been paid in respect of the RLNs, or (ii) December 31, 2045 (the End Date) but will not entitle the holders thereof to any payments unless the Company earns net revenues on such approved sulopenem product. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate, being 15%.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
10.1†	Product Commercialization Agreement, dated June 6, 2025, by and between Iterum Therapeutics US Limited and EVERSANA Life Science Services, LLC.	X
10.2	Amended and Restated Promissory Note, dated May 13, 2025, from Iterum Therapeutics International Limited to Pfizer Inc.	X
10.3†	Letter Agreement, dated May 13, 2025, by and between Iterum Therapeutics US Limited and Pfizer Inc.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: August 5, 2025	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: August 5, 2025	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer