Form 10-Q
period 2025-09-30
Iterum Therapeutics plc
filed 2025-11-14
CIK 1659323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the registrant had 52,787,679 ordinary shares, $0.01 par value per share, outstanding.

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
•
our ability to manufacture, sell, market and distribute ORLYNVAH™ with EVERSANA Life Science Services, LLC, or EVERSANA, and/or other third-parties, including our ability to build and maintain a sales force for ORLYNVAH™;
•
our ability to regain and maintain compliance with listing requirements of the Nasdaq Capital Market;
•
our ability to raise additional capital from the Nasdaq Capital Market given our limited ordinary shares currently available and authorized for issuance;
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
•
the impact of general economic conditions, including inflation and tariffs; and
•
the potential sale, license, or other disposition of our rights to ORLYNVAH™ and results of discussions regarding strategic alternatives.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in the “Risk Factors” section of this Quarterly Report on Form 10-Q, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our ordinary shares. These risks include the following:

•
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2025, we had $11.0 million of cash and cash equivalents. Based on our available cash resources, we do not believe that our existing cash and cash equivalents will enable us to fund our operating expenses for the next 12 months from the date of filing of this Quarterly Report on Form 10-Q.
•
We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless we successfully commercialize our sulopenem program.
•
We will require additional capital to fund our operations including to support the ongoing commercialization of ORLYNVAH™ in the United States and the ongoing clinical development related to our sulopenem program. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•
Changes in and uncertainty surrounding trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.
•
In the event that we are unable to raise sufficient capital to fund our operations and continue to fund the marketing, sale and distribution of ORLYNVAH™ in the United States, our board of directors may determine that a liquidation and dissolution of our business approved by shareholders is the best method to seek to maximize shareholder value. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•
We are heavily dependent on the success of our sulopenem program including the ongoing commercialization of ORLYNVAH™ in the United States, and our ability to develop, obtain additional marketing approvals for and successfully commercialize oral sulopenem and IV sulopenem in jurisdictions outside the United States and/or for other indications. If we are unable to achieve and sustain profitability, the market value of our ordinary shares will likely decline.
•
While we continue to engage in business development discussions with other companies to sell, license, or otherwise dispose of our rights to sulopenem, on August 20, 2025, we commercially launched ORLYNVAH™ in the United States with our commercialization partner, EVERSANA Life Science Services, LLC (EVERSANA), to serve patients with limited or no treatment options. We are heavily dependent on the success of such commercial launch of ORLYNVAH™ in the United States. Any failure to successfully commercialize ORLYNVAH™, inability to enter a business development transaction satisfactory to our board of directors to sell, license, or otherwise dispose of our rights to sulopenem, or inability to obtain marketing approval for any other product candidates, or significant delays in doing so, will materially harm our business.
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
•
We currently have a limited commercial organization. If we are unable to expand and maintain sales, marketing and distribution capabilities with our commercialization partner, EVERSANA, enter into sales, marketing and distribution agreements with third parties, or enter into a strategic alternative with a partner that has established commercial capabilities in the United States, the ongoing commercialization of ORLYNVAH™ in the United States may not be successful.
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
•
If we are unable to obtain and maintain patent protection or other intellectual property rights for ORLYNVAH™ or our other technology and product candidates, or if the scope of the patent protection or intellectual property rights we obtain is not sufficiently broad, we may not be able to continue to commercialize ORLYNVAH™ or develop and commercialize any other product candidates or technology or otherwise compete effectively in our markets.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ITERUM THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$11,002	$24,125
Accounts receivable	448	—
Inventory	1,149	—
Income taxes receivable	—	48
Prepaid expenses and other current assets	1,128	614
Total current assets	13,727	24,787
Intangible asset, net	18,710	19,746
Property and equipment, net	18	23
Restricted cash	29	34
Other assets	19	5
Total assets	$32,503	$44,595
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$577	$251
Accrued expenses	5,216	2,651
Exchangeable notes	—	14,463
Royalty-linked notes	281	—
Income taxes payable	24	—
Other current liabilities	332	240
Total current liabilities	$6,430	$17,605
Pfizer promissory note	21,215	20,300
Royalty-linked notes	12,239	10,771
Total liabilities	$39,884	$48,676
Commitments and contingencies (Note 17)
Shareholders’ deficit
Undesignated preferred shares, $0.01 par value per share: 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued at September 30, 2025 and December 31, 2024	—	—
Ordinary shares, $0.01 par value per share: 80,000,000 shares authorized at September 30, 2025 and December 31, 2024, 48,991,860 shares issued at September 30, 2025; 31,534,233 shares issued at December 31, 2024	490	315
Additional paid-in capital	498,580	481,676
Accumulated deficit	(506,451)	(486,072)
Total shareholders' deficit	(7,381)	(4,081)
Total liabilities and shareholders’ deficit	$32,503	$44,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product Revenue, net	$390	$—	$390	$—

Costs and expenses:
Cost of sales	(20)	—	(20)	—
Amortization of intangible asset	(349)	—	(1,036)	—
Research and development	(1,261)	(3,107)	(2,852)	(9,159)
Selling, general and administrative	(6,491)	(1,780)	(13,452)	(5,867)
Total operating expenses	(8,121)	(4,887)	(17,360)	(15,026)
Operating loss	(7,731)	(4,887)	(16,970)	(15,026)
Interest expense, net	(441)	(590)	(1,291)	(1,648)
Adjustments to fair value of derivatives	(673)	(433)	(1,807)	(1,226)
Other expense, net	(2)	(48)	(60)	(77)
Total other expense	(1,116)	(1,071)	(3,158)	(2,951)
Loss before income taxes	(8,847)	(5,958)	(20,128)	(17,977)
Income tax expense	(132)	(136)	(251)	(215)
Net loss	$(8,979)	$(6,094)	$(20,379)	$(18,192)
Net loss per share – basic and diluted	$(0.20)	$(0.30)	$(0.51)	$(1.05)
Weighted average ordinary shares outstanding – basic and diluted	45,801,927	20,044,270	39,975,269	17,352,918
Statements of Comprehensive Loss
Net loss	$(8,979)	$(6,094)	$(20,379)	$(18,192)
Other comprehensive income:
Unrealized loss on marketable securities	—	3	—	1
Comprehensive loss	$(8,979)	$(6,091)	$(20,379)	$(18,191)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,379)	$(18,192)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	19	23
Amortization of intangible asset	1,036	—
Share-based compensation expense	170	274
Interest on short-term investments	—	1
Amortization of debt discount and deferred financing costs	194	1,713
Interest on exchangeable notes - non-cash	88	542
Financing transaction costs included in financing activities	—	1,977
Interest on promissory note - non-cash	1,415	—
Adjustments to fair value of derivatives	1,807	1,226
Other	1,820	1,233
Changes in operating assets and liabilities:
Accounts receivable	(448)	—
Prepaid expenses and other current assets	(2,196)	(2,575)
Inventory	(1,149)	—
Accounts payable	326	(4,161)
Accrued expenses	2,642	(4,270)
Income taxes	(35)	(4)
Other liabilities	(568)	(301)
Net cash used in operating activities	(15,258)	(22,514)
Cash flows from investing activities:
Purchases of property and equipment	(14)	(2)
Purchases of short-term investments	—	(12,390)
Proceeds from sale of short-term investments	—	29,500
Net cash (used in) / provided by investing activities	(14)	17,108
Cash flows from financing activities:
Repayment of exchangeable notes	(14,745)	—
Proceeds from issuance of ordinary shares, net of transaction costs	16,909	12,814
Net cash provided by financing activities	2,164	12,814
Effect of exchange rates on cash and cash equivalents	(20)	(73)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(13,128)	7,335
Cash, cash equivalents and restricted cash, at beginning of period	24,159	6,105
Cash, cash equivalents and restricted cash, at end of period	$11,031	$13,440
Supplemental Disclosure of Cash Flow Information:
Income taxes paid - U.S.	$120	$220

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Condensed Consolidated Statements of Stockholders' Deficit

(In thousands, except share and per share data)

(Unaudited)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at June 30, 2025	42,131,328	$421	$493,164	$(497,472)	$—	(3,887)
Issuance of ordinary shares, net	6,860,532	69	5,363	—	—	5,432
Share-based compensation expense	—	—	53	—	—	53
Net loss	—	—	—	(8,979)	—	(8,979)
Balance at September 30, 2025	48,991,860	$490	$498,580	$(506,451)	$—	$(7,381)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2024	31,534,233	$315	$481,676	$(486,072)	$—	$(4,081)
Issuance of ordinary shares, net	17,431,145	175	16,702	—	—	16,877
Exercise of warrants for ordinary shares	26,482	—	32	—	—	32
Share-based compensation expense	—	—	170	—	—	170
Net loss	—	—	—	(20,379)	—	(20,379)
Balance at September 30, 2025	48,991,860	$490	$498,580	$(506,451)	$—	$(7,381)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at June 30, 2024	16,584,029	$166	$462,318	$(473,396)	$(1)	$(10,913)
Issuance of ordinary shares, net	6,121,965	61	2,651	—	—	2,712
Issue of warrants for ordinary shares, net	—	—	2,718	—	—	2,718
Share-based compensation expense	—	—	67	—	—	67
Net loss	—	—	—	(6,094)	—	(6,094)
Unrealized gain on available-for-sale securities	—	—	—	—	3	3
Balance at September 30, 2024	22,705,994	$227	$467,754	$(479,490)	$2	$(11,507)

	Ordinary Shares		Additional		Accumulated Other
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2023	13,499,003	$135	$454,759	$(461,298)	$1	$(6,403)
Issuance of ordinary shares, net	9,177,847	92	9,974	—	—	10,066
Issue of warrants for ordinary shares, net	—	—	2,718	—	—	2,718
Exercise of share options	29,144	—	29	—	—	29
Share-based compensation expense	—	—	274	—	—	274
Net loss	—	—	—	(18,192)	—	(18,192)
Unrealized gain on available-for-sale securities	—	—	—	—	1	1
Balance at September 30, 2024	22,705,994	$227	$467,754	$(479,490)	$2	$(11,507)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

1. Basis of Presentation

Description of Business

Iterum Therapeutics plc (the Company) was incorporated under the laws of the Republic of Ireland in June 2015 as a limited company and re-registered as a public limited company on March 20, 2018. The Company maintains its registered office at 25 North Wall Quay, Dublin 1, D01 H104, Ireland. The Company commenced operations in November 2015. The Company licensed global rights to its novel anti-infective compound, sulopenem, from Pfizer Inc. (Pfizer). The Company is dedicated to maximizing the commercial potential of ORLYNVAH™ (sulopenem etzadroxil and probenecid), the first oral branded penem available in the United States and potentially the first and only oral and intravenous (IV) branded penem available globally and is focused on delivering differentiated anti-infectives aimed at combating the global crisis of multi-drug resistant pathogens to significantly improve the lives of people affected by serious and life-threatening diseases around the world. The Company is advancing the development of its first compound, sulopenem, a novel penem anti-infective compound, with an oral formulation and IV formulation. Sulopenem has demonstrated potent in vitro activity against a wide variety of gram-negative, gram-positive and anaerobic bacteria resistant to other antibiotics. In October 2024, the Company received approval from the United Sates Food and Drug Administration (FDA) of its New Drug Application for ORLYNVAH™ (oral sulopenem) for the treatment of uUTIs caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options. The Company commercially launched ORLYNVAH™ into the community market in the United Sates in August 2025 and expects modest sales in 2025 during the early stages of its commercialization efforts.

The Company is continuing to build its commercial capabilities and infrastructure to continue to support the launch of ORLYNVAH™ in the United States. In June 2025, the Company's subsidiary, Iterum Therapeutics US Limited (ITUS), entered into a Product Commercialization Agreement (the EVERSANA Agreement) with EVERSANA Life Science Services, LLC (EVERSANA) for the commercialization of ORLYNVAHTM. Pursuant to the EVERSANA Agreement, EVERSANA provides sales and commercial operations services to ITUS in the United States, as well as the provision of marketing, logistics, channel management, regulatory, medical affairs and other services related to the commercialization of ORLYNVAHTM in the United States.

Liquidity and Going Concern

Since inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, raising capital, and conducting pre-commercialization and commercialization activities. The Company began commercial operations in August 2025 and therefore has limited net product sales. The Company has financed its operations through the issuance of ordinary and convertible preferred shares, debt raised under a financing arrangement with Silicon Valley Bank (SVB) including the Paycheck Protection Program loan (PPP loan), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement (Private Placement) and subsequent rights offering (the 2020 Rights Offering) pursuant to which its wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda) issued and sold approximately $51,808 aggregate principal amount of 6.500% Exchangeable Senior Subordinated Notes (Exchangeable Notes) and $104 aggregate principal amount of Limited Recourse Royalty-Linked Subordinated Notes (the RLNs and, together with the Exchangeable Notes, the Securities), which Securities were sold in units consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs (the Units). Beginning on January 21, 2021 through January 31, 2025, certain noteholders of $40,691 aggregate principal amount of Exchangeable Notes completed a non-cash exchange of their notes, including accrued and unpaid interest of $3,071, for an aggregate of 3,760,155 of the Company’s ordinary shares. On January 31, 2025, the Exchangeable Notes matured and Iterum Bermuda repaid in full to the holders thereof an aggregate principal amount of $11,117 together with accrued interest of $3,628.

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

Even with receipt of FDA approval and the commercial launch of ORLYNVAHTM, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

On August 9, 2024, the Company completed a rights offering (the 2024 Rights Offering) in which it sold an aggregate of 6,121,965 units (2024 Units) at a subscription price of $1.21 per whole 2024 Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (the 1-year warrants) and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the 5-year warrants and, together with the 1-year warrants, the warrants). The Company's net proceeds from the 2024 Rights Offering, after deducting dealer-manager fees and other offering expenses payable by the Company, were $5,430. The warrants are exercisable upon issuance at a price of $1.21 per ordinary share. The 1-year warrants expired on August 9, 2025 and the 5-year warrants will expire on August 9, 2029.

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

On April 28, 2025, the Company entered into a securities purchase agreement with an institutional investor (the April 2025 Registered Direct Offering) pursuant to which it issued and sold an aggregate of (i) 3,040,000 ordinary shares, at a purchase price of $0.90 per ordinary share, and (ii) pre-funded warrants to purchase up to an aggregate of 2,515,556 ordinary shares at a purchase price of $0.89 per pre-funded warrant. The Company's net proceeds from the April 2025 Registered Direct Offering, after deducting placement agent fees and offering expenses payable by the Company were $4,177. Upon closing, the pre-funded warrants became exercisable immediately at an exercise price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of September 30, 2025, all pre-funded warrants issued in connection with the April 28, 2025 Offering had been exercised.

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

The Company has funded its operations to date primarily with proceeds from the sale of preferred shares and ordinary shares, warrants, debt raised under its financing arrangement with SVB including the PPP loan (both of which have been repaid), payments received under the CARB-X program, proceeds from the Private Placement and 2020 Rights Offering and product sales. The Company has incurred operating losses since inception, including net losses of $20,379 and $18,192 for the nine months ended September 30, 2025 and 2024, respectively, and a net loss of $24,774 for the year ended December 31, 2024. The Company had an accumulated deficit of $506,451 as of September 30, 2025 and expects to continue to incur net losses for the foreseeable future. The Company’s future cash flows are dependent on key variables such as its ability to achieve its revenue growth from sales of ORLYNVAH™ in the United States and its ability to secure additional sources of funding in the form of public or private financing of debt or equity or collaboration agreements. Based on its available cash and cash equivalents, including amounts raised under the Sales Agreement with H.C. Wainwright & Co. LLC (HC Wainwright), as agent, subsequent to September 30, 2025 (see Note 19 – Subsequent Events), the Company does not have cash on hand to fund its current operations and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

The Company's ability to continue as a going concern is dependent on its ability to obtain additional funding to support its business objectives, including achieving its revenue growth rate from sales of ORLYNVAH™ in the United States. The Company has limited experience with and has not yet demonstrated an ability to successfully commercialize a product. Management expects that, in order to obtain additional funding for its operations and commercialization activities, it will need to raise funding through the possible sale of the Company’s equity or debt through additional public or private financings. Although management plans to obtain additional funding to finance its operations, and has successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

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

Interim Financial Information

The condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 7, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2025, and results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024 have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In August 2025, ORLYNVAH™ was launched in the United States and the Company began recording net product revenue, cost of goods sold and related accounts receivable. New accounting policies have been described below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of expenses during the reporting period and the assessment of the Company’s ability to continue as a going concern. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of the RLNs and the accounting for revenue allowances. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results could differ materially from those estimates.

Specifically, management has estimated variables used to calculate the discounted cash flow analysis (DCF) to value the RLN liability (see Note 4 – Fair Value of Financial Assets and Liabilities) and made estimates in the accounting for revenue allowances (see Note 3 – Revenue).

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash balances and highly liquid investments with maturities of three months or less at the date of purchase. Accounts held at United States financial institutions are insured by the Federal Deposit Insurance Corporation up to $250, while accounts held at Irish financial institutions are insured under the Deposit Guarantee Scheme up to $117 (€100).

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s condensed consolidated balance sheet is $15 and $17 as of September 30, 2025 and December 31, 2024, respectively, relating to the warrants issued on June 5, 2020 pursuant to the securities purchase agreement (June 3, 2020 SPA) from the June 3, 2020 registered direct offering (June 3, 2020 Offering), $4 and $6 as of September 30, 2025 and December 31, 2024, respectively, relating to the warrants issued on July 2, 2020 pursuant to the securities purchase agreement (June 30, 2020 SPA) from the June 30, 2020 registered direct offering (June 30, 2020 Offering) and $10 and $11 as of September 30, 2025 and December 31, 2024, respectively, relating to warrants issued in the underwritten offering in October 2020 (October 2020 Offering). On the closing date of each of the registered direct offerings on June 3, 2020 (June 3, 2020 Offering) and June 30, 2020 (June 30, 2020 Offering) and the underwritten offering in the October 2020 Offering, each investor deposited $0.01 per warrant issued being the nominal value of the underlying ordinary share represented by each warrant. This amount will be held in trust by the Company pending a decision by the relevant investor to exercise the warrant by means of a “cashless exercise” pursuant to the terms of the warrant, in which case the $0.01 will be used to pay up the nominal value of the ordinary share issued pursuant to the warrant. Upon the exercise of the warrants other than by means of a

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

"cashless exercise", the amount held in trust will be returned to the relevant investor in accordance with the terms of the applicable purchase agreement or prospectus.

Accounts Receivable

Accounts receivable are recorded net of any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. No allowance for credit losses was recorded as of September 30, 2025.

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

The Company is also subject to credit risk related to its trade accounts receivable from product sales. ORLYNVAH™ is distributed primarily through a single retail pharmacy. The Company extends credit to its customer in the normal course of business after evaluating their overall financial condition, and subsequently through payment history and other factors.

Inventory

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-progress and finished goods (see Note 5 – Inventory for further details). The Company began capitalizing inventory costs following FDA approval of ORLYNVAH™ on October 25, 2024. Inventory is valued on a first-in, first-out basis. The Company periodically reviews inventory for expiry and obsolescence and writes it down accordingly, if necessary. Prior to FDA approval of ORLYNVAH™, the Company expensed all inventory-related costs, including costs incurred for clinical development, to research and development costs in the period in which such costs were incurred.

Revenue Recognition

The Company’s revenue consists of product sales of ORLYNVAH™. See Note 3 – Revenue for more detail on product revenue.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. At contract inception, the Company assesses the goods or services promised within each contract, determines whether each promised good or service is distinct and identifies those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Cost of Goods Sold

Cost of goods sold consists primarily of direct and indirect costs related to the manufacture of ORLYNVAH™ for commercial sale, including third-party manufacturing costs, raw material and component costs, packaging services, distribution fees and royalties to Pfizer on product sales. Prior to the FDA approval of ORLYNVAH™ in October 2024, costs incurred for the manufacture of ORLYNVAH™ were recorded as research and development expenses and therefore are not included in cost of goods sold. As a result, the cost of goods sold related to ORLYNVAH™ will initially reflect a lower average per unit cost of materials, as previously expensed inventory is utilized and sold to customers.

Net Loss Per Ordinary Share

Basic and diluted net loss per ordinary share is determined by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding during the period in accordance with Accounting Standard Codification (ASC) 260, Earnings per Share. For the periods presented, the following ordinary shares underlying the options, warrants and the Exchangeable Notes have been excluded from the calculation because they would be anti-dilutive.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

	Three and Nine Months Ended
	September 30, 2025	September 30, 2024
Options to purchase ordinary shares	940,664	913,988
Warrants	5,906,416	9,663,125
Exchangeable Notes	—	2,541,786
Total	6,847,080	13,118,899

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

On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which provides certain entities with an additional practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions under ASC 606. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2025. Early adoption is permitted for all entities. ASU 2025-05 is not expected to have a material impact on the consolidated financial statements.

3. Revenue

The Company’s revenue consists of product sales of ORLYNVAH™. ORLYNVAH™ was approved by the FDA in October 2024, and the Company began generating product revenue from sales of ORLYNVAH™ in August 2025. The Company uses a third

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

party logistics provider to fulfill orders of ORLYNVAH™ to the Company’s customers. The third party logistics provider performs services for the Company that include warehousing, distribution, order and accounts receivable management, and data management.

Product revenue is recorded with each sale at the transaction price, net of reserves for variable components, including but not limited to distribution service fees, prompt pay discounts, chargebacks, rebates, co-payment assistance and product returns, as applicable, which are collectively referred to as “Gross-to-Net Adjustments”. Estimates for Gross-to-Net Adjustments are reassessed each reporting period, and adjustments are recorded on a cumulative catch-up basis, which would affect product revenue and net income in the period of adjustment. Accounts receivable due to the Company from contracts with its customers are stated separately in the balance sheet, net of various allowances as described in the Accounts Receivable and Allowance policy in Note 2 – Summary of Significant Accounting Policies.

The Company utilizes the expected value method when estimating the amount of variable consideration to include in the transaction price with respect to each of the foregoing variable components. Variable consideration is included in the transaction price only to the extent it is probable that a significant revenue reversal will not occur when the uncertainty associated with the variable consideration is resolved.

In accordance with ASC 606, the Company must make significant judgments to determine the estimate for certain Gross-to-Net Adjustments. The specific considerations that the Company uses in estimating the amounts related to Gross-to-Net Adjustments are as follows:

Distribution Service Fees. The Company pays distribution service fees to its retail pharmacy. These fees are a contractually fixed percentage of WAC and are calculated at the time of sale based on the purchase amount. The Company considers these fees to be separate from the customer’s purchase of the product and, therefore, they are recorded in other current liabilities on the condensed consolidated balance sheets.

Prompt Pay Discounts. The Company incentivizes on time invoice payments through prompt pay discounts. Prompt pay discounts are typically taken by customers, so an estimate of the discount is recorded at the time of sale based on the purchased amount. Prompt pay discount estimates are recorded as contra accounts receivable on the condensed consolidated balance sheets.

Chargebacks. Certain government entities and covered entities (e.g. Veterans Administration, 340B covered entities) can purchase the product at a price discounted below WAC. The difference between the government or covered entity purchase price and WAC will be charged back to the Company. The Company estimates the amount of chargebacks based on the expected number of claims and the related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Estimated chargebacks are recorded as contra trade accounts receivable on the condensed consolidated balance sheets.

Rebates. The Company provides commercial rebates to pharmacy benefit managers and managed care organizations and is subject to mandatory discount obligations under the Medicare, Medicaid, and Tricare programs. The rebate amounts for these programs are determined by contractual arrangements or statutory requirements. Rebates are owed after the product has been dispensed to a patient and the Company has been invoiced. The Company estimates the amount in rebates based on the expected number of claims and the related cost that is associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Rebate estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

Co-payment Program. The Company offers co-payment assistance programs to commercially insured patients whose insurance requires a co-payment to be made when filling their prescription. The Company estimates the amount of co-payment assistance based on the expected volume and the average buy down rate associated with the revenue being recognized for product that remains in the distribution channel at the end of each reporting period. Co-payment program estimates are recorded as other current liabilities on the condensed consolidated balance sheets.

Product Returns. Customers have the right to return damaged product, product that is within six months or less of the labeled expiration date, or product that is past the expiration date by no more than twelve months. ORLYNVAH™ was commercially launched in August 2025 and due to the lack of historical sales and returns data, the Company used professional judgment and industry data to estimate returns. As time passes and historical data becomes available, the Company will use historical sales and returns data to estimate future product returns. No reserve for potential product returns was deemed necessary at September 30, 2025.

4. Fair Value of Financial Assets and Liabilities

The carrying amounts reported in the condensed consolidated balance sheets for accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value based on the short-term maturity of these instruments.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table presents information about the Company’s RLNs, promissory note to Pfizer (the Promissory Note) and Exchangeable Notes and indicates the fair value hierarchy of the valuation inputs utilized to determine the approximate fair value:

September 30, 2025	Book	Approximate
Current Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Royalty-linked notes
Short-term royalty-linked notes	$281	$281	$—	$—	$281
Total current liabilities	$281	$281	$—	$—	$281

Long-term Liabilities
Promissory Note
Long-term promissory note	$21,215	$21,619	$—	$21,619	$—
Revenue Futures
Royalty-linked notes	12,239	12,239	—	—	12,239
Total long-term liabilities	$33,454	$33,858	$	$21,619	$12,239

December 31, 2024	Book	Approximate
Current Liabilities	Value	Fair Value	Level 1	Level 2	Level 3
Exchangeable Notes
Short-term exchangeable notes	$14,463	$14,444	$—	$14,444	$—
Total current liabilities	$14,463	$14,444	$—	$14,444	$—

Long-term Liabilities
Promissory Note
Long-term promissory note	$20,300	$20,412	$—	$20,412	$—
Revenue Futures
Royalty-linked notes	10,771	10,771	—	—	10,771
Total long-term liabilities	$31,071	$31,183	$—	$20,412	$10,771

The fair value of the Promissory Note was determined using DCF analysis using the effective interest rate calculated following the modification of the original license agreement with Pfizer for the worldwide exclusive rights to research, develop, manufacture and commercialize sulopenem (Pfizer License), which represents a Level 2 basis of fair value measurement (see Note 11 – Debt).

The fair value of Exchangeable Notes was determined using DCF analysis using the fixed interest rate outlined in the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture), without consideration of transaction costs, which represents a Level 2 basis of fair value measurement.

The Level 3 liabilities held as of September 30, 2025 consist of a separate financial instrument that was issued as part of the Units, the RLNs (see Note 12 – Royalty-Linked Notes).

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

The RLN liability is carried at fair value on the condensed consolidated balance sheet (see Note 12 – Royalty-Linked Notes). The total fair value of $12,520 was determined using DCF analysis, without consideration of transaction costs, which represents a Level 3 basis of fair value measurement. The key inputs to valuing the RLNs were the terms of the indenture governing the RLNs (the RLN Indenture), the expected cash flows to be received by holders of the RLNs based on management’s revenue forecasts of U.S. sulopenem sales and a risk-adjusted discount rate to derive the net present value of expected cash flows. The RLNs will be subject to a maximum return amount, including all principal and payments and certain default interest in respect of uncurable defaults, of $160.00 (or 4,000 times the principal amount of such note). The discount rate applied to the model was 22%. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

There have been no transfers of assets or liabilities between the fair value measurement levels.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

5. Inventory

	September 30, 2025	December 31, 2024
Raw materials	$95	$—
Work-in-progress	106	—
Finished Goods	948	—
	$1,149	$—

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-progress and finished goods. The Company began capitalizing inventory costs following FDA approval of ORLYNVAH™ in October 2024, and inventory production commenced in February 2025. The Company has not recorded any inventory write-downs for the nine months ended September 30, 2025. No allowance for excess, damaged, and obsolete inventory was recorded at September 30, 2025. The Company currently uses a limited number of third-party contract manufacturing organizations to produce its inventory.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Other prepaid assets	$434	$138
Prepaid insurance	404	389
Prepaid research and development expenses	192	4
Research and development tax credit receivable	98	18
Right of use assets, net	—	65
Total	$1,128	$614

7. Intangible Asset, net

Intangible asset and related accumulated amortization are as follows:

	September 30, 2025	December 31, 2024
Gross intangible asset	$20,000	$20,000
Less: accumulated amortization	(1,290)	(254)
	$18,710	$19,746

On November 18, 2015, the Company and Iterum Therapeutics International Limited (ITIL), a wholly owned subsidiary of the Company, entered into the Pfizer License. Under the Pfizer License, ITIL agreed to make certain regulatory and sales payments, including a regulatory milestone payment of $20,000 to Pfizer upon approval of ORLYNVAH™ by the FDA for commercial sale in the United States. On October 25, 2024, the Company received FDA approval for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections in adult women who have limited or no alternative oral antibacterial treatment options, and the regulatory milestone payment was capitalized on that date. The milestone payment is being amortized over a period of 14.4 years based on the patent life of ORLYNVAH™. The Company deferred this payment for a two-year period, at an annual rate of eight percent on a daily compounded basis until paid in full, which was amended and restated on May 13, 2025 for an additional three-year deferral period, at an annual rate of ten percent for the extended deferral period, beginning on October 26, 2026, as permitted pursuant to the terms of the Pfizer License.

Amortization expense for the nine months ended September 30, 2025 was $1,036.

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The estimated future amortization related to intangible assets included on the condensed consolidated balance sheet as of September 30, 2025 for the following five fiscal years and thereafter were as follows:

Due in 12 month period ending Sept 30,
2026	$1,389
2027	1,389
2028	1,389
2029	1,389
2030	1,389
Thereafter	11,765
$18,710

8. Property and Equipment, net

Property and equipment and related accumulated depreciation are as follows:

	September 30, 2025	December 31, 2024
Leasehold improvements	$—	$148
Furniture and fixtures	—	120
Computer equipment	109	95
	109	363
Less: accumulated depreciation	(91)	(340)
	$18	$23

Depreciation expense was $19 and $23 for the nine months ended September 30, 2025 and 2024, respectively. In addition, accumulated depreciation decreased by $148 due to the removal of fully depreciated leasehold improvements and $120 due to the removal of fully depreciated furniture and fixtures during the nine months ended September 30, 2025 and $5 due to the removal of fully depreciated computer equipment during the nine months ended September 30, 2024.

9. Leases

The Company did not hold any operating leases at September 30, 2025 and previously held operating leases for office premises and a printer.

Operating lease expenses were recognized on a straight-line basis over the lease term. The Company recognized $0 and $65 of operating lease costs for right-of-use assets during the three and nine months ended September 30, 2025 respectively, and $101 and $299 of operating lease costs for right-of-use assets during the three and nine months ended September 30, 2024, respectively. The Company recognized $22 and $32 of rental expense on short-term leases during the three and nine months ended September 30, 2025, respectively. No rental expense was recognized on short-term leases during the three and nine months ended September 30, 2024.

Information related to the Company’s right-of-use assets and related lease liabilities is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash paid for operating lease liabilities	$—	$101	$68	$301

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term	0.09 years	0.39 years
Weighted-average discount rate	10.0%	11.5%

There were no right-of-use assets and lease liabilities at September 30, 2025. Right-of-use assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows at December 31, 2024, representing

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

the Company’s right to use the underlying asset for the lease term (Prepaid expenses and other current assets) and the Company’s obligation to make lease payments (Other current liabilities):

December 31, 2024
Prepaid expenses and other current assets	$65

Other current liabilities	$67

10. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Accrued commercial expenses	$2,865	$—
Accrued manufacturing expenses	1,228	1,148
Accrued payroll and bonus expenses	882	1,138
Accrued other expenses	241	365
Total	$5,216	$2,651

11. Debt

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

The Company did not recognize any interest expense related to the Exchangeable Notes during the three months ended September 30, 2025 and recognized $88 of interest expense related to the Exchangeable Notes during the nine months ended September 30, 2025 and the Company recognized $181 and $542 of interest expense related to the Exchangeable Notes during the three and nine months ended September 30, 2024, respectively. The Company did not recognize any amortization of debt discounts and deferred financing costs during the three months ended September 30, 2025 and recognized $194 related to the amortization of the debt discounts and deferred financing costs during the nine months ended September 30, 2025, and $575 and $1,713 related to the amortization of the debt discounts and deferred financing costs during the three and nine months ended September 30, 2024, respectively. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss.

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

The Company recognized $562 and $1,415 of interest expense related to the Pfizer Promissory Note during the three and nine months ended September 30, 2025, respectively.

Principal Payments on Outstanding Debt

Scheduled principal payments on outstanding debt, including principal amounts owed to RLN holders (see Note 12 – Royalty-Linked Notes), as of September 30, 2025, for the following five fiscal years and thereafter were as follows:

Year Ending Sept 30,
2026	$—
2027	—
2028	—
2029	20,000
2030	—
Thereafter	45
Total	$20,045

12. Royalty-Linked Notes

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

The balance of the RLNs at each reporting date is as follows:

September 30, 2025
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the 2020 Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(2,129)
Repayments	(58)
Total liability related to the sale of future royalties at Sept 30, 2025	$12,520
Current Portion	281
Long-term Portion	$12,239

December 31, 2024
Total liability related to the sale of future royalties, on inception	$10,990
Liability related to the sale of future royalties, arising from the 2020 Rights Offering	51
Amortization of discount and debt issuance costs	3,666
Adjustments to fair value	(3,936)
Total liability related to the sale of future royalties at December 31, 2024	$10,771
Current Portion	—
Long-term Portion	$10,771

13. Segment Reporting

In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single business segment, which is the development and commercialization of innovative treatments for drug resistant bacterial infections. The financial results of the Company’s operations are managed and reported to the Chief Executive Officer, Chief Financial Officer and Chief Commercial Officer, who together are considered the Company’s chief operating decision maker (CODM), on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s condensed consolidated statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources.

As a single reportable segment entity, the Company’s segment performance measure is net income / (loss) attributable to shareholders. Significant segment expenses, as provided to the CODM, are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product Revenue, net	$390	$—	$390	$—
Segment cost of sales	(20)	—	(20)	—
Amortization of intangible asset (a)	—	—	—	—
Segment research and development (b) (c)	(1,244)	(3,077)	(2,795)	(8,998)
Segment selling, general and administration (b) (c)	(6,449)	(1,734)	(13,320)	(5,731)
Share-based compensation expense (see Note 15)	(53)	(68)	(170)	(274)
Depreciation and amortization	(355)	(8)	(1,055)	(23)
Operating loss	$(7,731)	$(4,887)	$(16,970)	$(15,026)

a)
Amortization expense of $349 and $1,036 related to the Pfizer Intangible Asset has been excluded for the three and nine months ended September 30, 2025, respectively, and included within depreciation and amortization.
b)
Share-based payment expense of $15 and $50 related to research and development and $38 and $120 related to general and administration have been excluded for the three and nine months ended September 30, 2025, respectively, and included within share-based compensation expense. Share-based payment expense of $25 and $147 related to research and

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

development and $43 and $127 related to general and administration have been excluded for the three and nine months ended September 30, 2024, respectively, and included within share-based compensation expense.
c)
Depreciation expense of $2 and $7 related to research and development and $4 and $12 related to general and administration have been excluded for the three and nine months ended September 30, 2025, respectively, and included within depreciation and amortization. Depreciation expense of $5 and $14 related to research and development and $3 and $9 related to general and administration have been excluded for the three and nine months ended September 30, 2024, respectively, and included within depreciation and amortization.

Interest Expense, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income	$121	$166	$406	$607
Interest expense	(562)	(756)	(1,697)	(2,255)
Interest expense, net	$(441)	$(590)	$(1,291)	$(1,648)

Long-Lived Assets

The distribution of long-lived assets by geographical area was as follows:

Long-lived assets	September 30, 2025	December 31, 2024
Ireland	$18,736	$19,759
U.S.	11	15
Total	$18,747	$19,774

14. Shareholders’ Equity

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

Ordinary Shares

On April 28, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it issued and sold an aggregate of (i) 3,040,000 ordinary shares, at a purchase price of $0.90 per ordinary share, and (ii) pre-funded warrants to purchase up to an aggregate of 2,515,556 ordinary shares at a purchase price of $0.89 per pre-funded warrant. The Company’s gross proceeds from the April 2025 Registered Direct Offering were $5,000 and net proceeds were $4,177 after deducting placement agent fees and offering expenses payable by the Company. Upon closing, the pre-funded warrants became exercisable immediately at an exercise price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and will expire when exercised in full, subject to certain conditions. As of September 30, 2025, all pre-funded warrants issued in connection with the April 28, 2025 Offering had been exercised.

On August 9, 2024, the Company completed the 2024 Rights Offering in which it sold an aggregate of 6,121,965 2024 Units. Aggregate gross proceeds to the Company from the 2024 Rights Offering were $7,408 and net proceeds were $5,430 after deducting fees payable to the dealer-manager and other offering expenses payable by the Company.

At the Company’s annual general meeting of shareholders on May 3, 2023, the Company’s shareholders approved an increase of 60,000,000 ordinary shares of $0.01 par value each to the number of authorized ordinary shares and the Company’s Articles of Association were amended accordingly. The Company has authorized ordinary shares of 80,000,000 ordinary shares of $0.01 par value each as of September 30, 2025. The holders of ordinary shares are entitled to one vote for each share held. There are no redemption or sinking fund provisions with respect to the authorized ordinary shares.

On October 7, 2022, the Company entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which the Company could offer and sell ordinary shares for aggregate gross sales proceeds of up to $16,000 (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On December 10, 2024, the Company filed a prospectus

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

supplement with the SEC pursuant to which it may offer and sell ordinary shares having an aggregate offering price of up to an additional $25,000 through HC Wainwright pursuant to the Sales Agreement. During the three months ended September 30, 2025, the Company sold 6,860,532 ordinary shares pursuant to the Sales Agreement with HC Wainwright at an average net price of $0.79 per ordinary share for net proceeds of $5,417.

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

Warrants to purchase Ordinary Shares

On April 27, 2018, the Company’s subsidiaries, Iterum Therapeutics International Limited, Iterum Therapeutics US Holding Limited and Iterum Therapeutics US Limited (the Borrowers), entered into a loan and security agreement (Loan and Security Agreement) with SVB pursuant to which SVB agreed to lend the Borrowers up to $30,000 in two term loans of which $15,000 was funded on closing. The Company did not satisfy the conditions for the second draw before the deadline of October 31, 2019. In connection with the initial drawdown under the Loan and Security Agreement, the Company issued SVB and Life Sciences Fund II LLC warrants to purchase an aggregate of 19,890 Series B convertible preferred shares (which converted into warrants to purchase 1,326 ordinary shares upon the Company’s IPO) at an exercise price of $282.75 per ordinary share. These warrants will expire on April 27, 2028. No warrants had been exercised as of September 30, 2025.

In connection with the June 3, 2020 Offering completed on June 5, 2020, pursuant to the June 3, 2020 SPA, in a concurrent private placement, the Company issued and sold to institutional investors warrants to purchase up to 99,057 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $24.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on December 5, 2025. No warrants had been exercised as of September 30, 2025. Warrants to purchase 13,868 ordinary shares, amounting to 7% of the ordinary shares issued under the June 3, 2020 SPA, were issued to designees of the placement agent on the closing of the June 3, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $31.5465 per ordinary share. These warrants expired on June 3, 2025 and no warrants were exercised prior to expiration.

In connection with the June 30, 2020 Offering completed on July 2, 2020, pursuant to the June 30, 2020 SPA, in a concurrent private placement, the Company has also issued and sold to institutional investors warrants to purchase up to 112,422 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $21.30 per ordinary share, subject to adjustment in certain circumstances, and will expire on January 2, 2026. As of September 30, 2025, warrants issued in connection with the June 30, 2020 Offering had been exercised for 84,317 ordinary shares, for net proceeds of $1,796. Warrants to purchase 15,739 ordinary shares, amounting to 7% of the ordinary shares issued under the June 30, 2020 SPA, were issued to designees of the placement agent on closing of the June 30, 2020 Offering. Upon closing, the warrants issued to such designees were exercisable immediately at an exercise price of $27.7965 per ordinary share. These warrants expired on June 30, 2025 and no warrants were exercised prior to expiration.

In connection with the October 2020 Offering, the Company issued and sold warrants to purchase up to 1,346,153 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and will expire on October 27, 2025. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and expire on October 22, 2025. As of September 30, 2025, warrants issued in connection with the October 2020 Offering had been exercised for 1,392,701 ordinary shares, for net proceeds of $13,885.

In connection with the underwritten offering in February 2021 (the February 2021 Underwritten Offering), the Company issued to the underwriter’s designees warrants to purchase 162,318 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares sold in the February 2021 Underwritten Offering which closed on February 8, 2021. The warrants issued to such designees have an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. As of September 30, 2025, warrants issued in connection with the February 2021 Underwritten Offering had been exercised for 25,333 ordinary shares, for net proceeds of $546.

In connection with the February 2021 Underwritten Offering, the Company granted the underwriter an option for a period of 30 days to purchase an additional 347,826 ordinary shares. Upon the underwriter’s exercise of its option on February 10, 2021, the Company issued warrants to purchase an additional 24,347 ordinary shares to the underwriter’s designees, amounting to 7.0% of the aggregate number of additional ordinary shares sold pursuant to the underwriter’s option. The warrants issued to such designees have

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

an exercise price of $21.5625 per ordinary share, were exercisable upon issuance and will expire on February 3, 2026. No warrants had been exercised as of September 30, 2025.

In connection with the February 2021 Registered Direct Offering which closed on February 12, 2021, warrants to purchase 81,666 ordinary shares, amounting to 7.0% of the aggregate number of ordinary shares issued under the securities purchase agreement, were issued to designees of the placement agent upon closing. The warrants issued to such designees were exercisable upon issuance at an exercise price of $37.50 per ordinary share and will expire on February 9, 2026. No warrants had been exercised as of September 30, 2025.

In connection with the 2024 Rights Offering which closed on August 9, 2024, the Company issued and sold 1-year warrants to purchase up to 3,060,982 ordinary shares and 5-year warrants to purchase up to 6,121,965 ordinary shares. Upon closing, the warrants became exercisable immediately at an exercise price of $1.21 per ordinary share. The 1-year warrants expired on August 9, 2025 and the 5-year warrants will expire on August 9, 2029. As of September 30, 2025, 1-year warrants issued in connection with the 2024 Rights Offering had been exercised for 859,825 ordinary shares, for net proceeds of $1,040 and 5-year warrants issued in connection with the 2024 Rights Offering had been exercised for 664,802 ordinary shares for net proceeds of $804.

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

Undesignated Preferred Shares

The Company has authorized 100,000,000 undesignated preferred shares of $0.01 par value each as of September 30, 2025. The Company’s board of directors is authorized by the Company’s Articles of Association to determine the rights attaching to the undesignated preferred shares including rights of redemption, rights as to dividends, rights on winding up and conversion rights. There were no designated preferred shares issued as of September 30, 2025.

15. Share-Based Compensation

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

The fair value of options granted are estimated using the Black-Scholes option-pricing model. The inputs for the Black-Scholes model require significant management assumptions. The risk-free interest rate is based on a normalized estimate of the 7-year U.S. treasury yield. The Company has estimated the expected term utilizing the “simplified” method for awards that qualify as “plain vanilla”. The expected volatility was determined with reference to the historical volatility of the Company's shares. Expected dividend yield is based on the fact that the Company has never paid cash dividends and the Company’s future ability to pay cash dividends on its shares may be limited by the terms of any future debt or preferred securities and Irish law. The Company has elected to account for forfeitures as they occur.

The Company granted 200,000 share options to an employee during the nine months ended September 30, 2025. No share options were granted to employees and directors during the nine months ended September 30, 2024. There were 305,836 and 398,824 unvested employee and director share options outstanding as of September 30, 2025 and 2024, respectively. Total expense recognized related to employee share options was $53 and $170 for the three and nine months ended September 30, 2025, respectively, and $68 and $279 for the three and nine months ended September 30, 2024, respectively. Total unamortized compensation expense related to employee share options was $238 and $364 as of September 30, 2025 and 2024, respectively, which is expected to be recognized over a remaining weighted average vesting period of 2.63 years and 1.49 years as of September 30, 2025 and 2024, respectively.

The range of assumptions that the Company used to determine the grant date fair value of employee options granted were as follows:

Nine Months Ended
September 30, 2025
Volatility	107.6%
Expected term in years	6.25
Dividend rate	0%
Risk-free interest rate	4.03%
Share price	$0.98
Fair value of option on grant date	$0.82

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

The following table summarizes total share option activity for all Company plans:

	Equity Plans	Inducement Plan	Total
Options outstanding December 31, 2024	836,887	4,833	841,720
Granted	—	200,000	200,000
Exercised	—	—	—
Forfeited	(27,096)	(826)	(27,922)
Expired	(71,627)	(1,507)	(73,134)
Options outstanding September 30, 2025	738,164	202,500	940,664

The following table summarizes the number of options outstanding and the weighted-average exercise price as of September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2024	841,720	$2.37	7.76	$549
Granted	200,000	$0.98	9.76	$—
Exercised	—
Forfeited	(27,922)	$1.06
Expired	(73,134)	$6.01
Options outstanding September 30, 2025	940,664	$2.16	7.13	$—
Exercisable at September 30, 2025	634,828	$2.51	6.94	$—

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares as of September 30, 2025 and December 31, 2024, respectively.

Restricted Share Units (RSUs)

The Company did not grant any RSUs to employees and directors during the nine months ended September 30, 2025 and 2024, respectively. There were no RSUs outstanding as of September 30, 2025 and 2024, respectively.

The fair value of the RSUs is determined on the date of grant based on the market price of the Company’s ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, which is generally one year for directors and two years for employees under the 2018 Plan and four years for employees under the 2021 Inducement Plan. No amount was recognized relating to RSUs for the three and nine months ended September 30, 2025 or the three months ended September 30, 2024 and total benefit recognized related to the RSUs was $5 for the nine months ended September 30, 2024. There was no unamortized compensation expense related to the RSUs as of September 30, 2025 and 2024.

The Company’s share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$15	$25	$50	$147
Selling, general and administrative expense	38	43	120	127

There was a total of $238 and $364 unamortized share-based compensation expense for options as of September 30, 2025 and 2024, respectively, which is expected to be recognized over a remaining average vesting period of 2.63 years and 1.49 years as of September 30, 2025 and 2024, respectively.

16. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. The Company recorded an income tax expense of $132 and $251 for the three and nine

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

months ended September 30, 2025, respectively and $136 and $215 for the three and nine months ended September 30, 2024, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and determined that it is more-likely-than-not that these net deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, the Company has net operating loss carryforwards in Ireland which result in tax benefits of approximately $46,867 and $44,536, respectively, for which a full valuation allowance has been recognized. The net operating loss carryforwards do not expire, but are carried forward indefinitely. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets may change and the remaining valuation allowance may be released in part or in whole. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

17. Commitments and Contingencies

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

Other Contracts

In the course of normal business operations, the Company has agreements with contract service providers to assist in the performance of its research and development, manufacturing and commercial activities. Expenditures to CROs, CMOs and other service providers represent significant costs in research and development and commercial activities. Subject to required notice periods and the Company's obligations under binding purchase orders and any cancellation fees that it may be obligated to pay, the Company can elect to discontinue the work under these agreements at any time. The Company may enter into additional collaborative research and development, contract research, commercialization, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

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

ITERUM THERAPEUTICS PLC

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

18. Condensed Consolidating Financial Statements

On January 21, 2020, the Company completed a Private Placement pursuant to which its wholly owned subsidiary, Iterum Bermuda, issued and sold $51,588 aggregate principal amount of Exchangeable Notes and $103 aggregate principal amount of RLNs to a group of accredited investors. On September 8, 2020, the Company completed a Rights Offering pursuant to which Iterum Bermuda issued and sold $220 aggregate principal amount of Exchangeable Notes and $0.44 aggregate principal amount of RLNs to existing shareholders. The Securities were sold in Units with each Unit consisting of an Exchangeable Note in the original principal amount of $1,000 and 50 RLNs. As of September 30, 2025, all RLNs remained outstanding. Payments owed for the period ended September 30, 2025 have been accrued and payment is due within 75 days of December 31, 2025, which is the next payment measuring period end.

The RLNs will entitle the holders thereof to payments, at the applicable payment rate, based solely on a percentage of the Company’s net revenues from U.S. sales of specified sulopenem products earned through December 31, 2045.

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

19. Subsequent Events

Equity

Subsequent to September 30, 2025, through November 13, 2025, the Company sold 3,795,819 ordinary shares under the Sales Agreement, with HC Wainwright as agent, at an average net price of $0.69 per ordinary share for net proceeds of $2,627.

On October 16, 2025, the Company filed a prospectus supplement with the SEC pursuant to which it may offer and sell ordinary shares having an aggregate offering price of up to $20,000 through HC Wainwright pursuant to the Sales Agreement.

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

Overview

We are a pharmaceutical company dedicated to maximizing the commercial potential of ORLYNVAH™ for the treatment of uncomplicated urinary tract infections (uUTIs) caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options. ORLYNVAH™, which we commercially launched in the United States in August 2025, is the first oral branded penem available in the United States and potentially the first and only oral and intravenous (IV) branded penem available globally. Penems, including thiopenems and carbapenems, belong to a class of antibiotics more broadly defined as ß-lactam antibiotics, the original example of which was penicillin, but which now also includes cephalosporins. Sulopenem is a potent, thiopenem antibiotic delivered intravenously which is active against bacteria that belong to the group of organisms known as gram-negatives and cause urinary tract and intra-abdominal infections. We have developed sulopenem in an oral tablet formulation, sulopenem etzadroxil-probenecid, which we refer to herein as oral sulopenem or ORLYNVAH™, as the context so requires. We refer to sulopenem delivered intravenously as sulopenem and sulopenem together with oral sulopenem/ORLYNVAH™, as our sulopenem program. We believe that sulopenem and ORLYNVAH™ have the potential to be important new treatment alternatives to address growing concerns related to antibacterial resistance without the known toxicities of some of the most widely used antibiotics, specifically fluoroquinolones.

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

ORLYNVAH™ was commercially launched in the United States in August 2025. Our launch strategy involves direct sales force outreach to high-volume prescribers of uUTI antibiotics in a limited geographic area. We expect modest sales of ORLYNVAH™ in 2025 during the early stages of our commercialization efforts.

We expect to continue to incur significant expenses and increased operating losses as we focus on maximizing the commercial potential of ORLYNVAH™ in the U.S., seek marketing approval for other product candidates, if clinical trials are successful, and engage and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development.

Commercialization Activities

We are continuing to build our commercial capabilities and infrastructure following the launch of ORLYNVAH™ in the United States in August 2025. In June 2025, our subsidiary Iterum Therapeutics US Limited (ITUS) entered into a Product Commercialization Agreement (the EVERSANA Agreement) with EVERSANA for the commercialization of our approved product, ORLYNVAHTM. Pursuant to the EVERSANA Agreement, EVERSANA provides sales and commercial operations services to ITUS in the United States, as well as the provision of marketing, logistics, channel management, regulatory, medical affairs and other services related to the commercialization of ORLYNVAHTM in the United States (the Commercialization Services).

Under the terms of the EVERSANA Agreement, ITUS has legal, regulatory, and manufacturing responsibilities for ORLYNVAHTM, and books sales for ORLYNVAHTM. ITUS pays EVERSANA fees and reimburses EVERSANA for its expenses in performing the Commercialization Services as agreed in applicable statements of work issued pursuant to the EVERSANA Agreement. The term of the EVERSANA Agreement is five years following the date of commercial launch of ORLYNVAHTM, subject to predefined termination provisions.

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

Going Concern

Since our inception, we have incurred significant operating losses. We began commercial operations in August 2025 and therefore have had limited net product sales to date, and have generated limited revenue from a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and have otherwise funded our operations primarily through private and public offerings of equity or debt. We have incurred operating losses since inception, including net losses of $20.4 million and $18.2 million for the nine months ended September 30, 2025 and 2024, respectively, and a net loss of $24.8 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $506.5 million.

ORLYNVAH™ was launched in the United States in August 2025, with our commercialization partner, EVERSANA. We have incurred and expect to continue to incur significant expenses relating to the commercialization of ORLYNVAH™. We may also incur expenses in connection with the further clinical development of IV sulopenem and the clinical development of oral sulopenem in additional indications, the establishment of additional sources for the manufacture of oral sulopenem tablets and, if relevant, IV vials or the in-license or acquisition of additional product candidates. Additionally, we have incurred and expect to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.

As a result, we will require additional capital to fund our operations, to continue to develop our sulopenem program and to execute our strategy. Until such time as we can generate significant revenue from product sales, if ever, or sell, license, or otherwise dispose of our rights to sulopenem, we expect to finance our operations through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements, marketing and distribution arrangements or government funding. However, we may be unable to obtain such financing when needed or on acceptable terms.

Because of the numerous risks and uncertainties associated with commercialization of pharmaceuticals, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even with the commercialization of ORLYNVAH™, it is uncertain when, if ever, the Company will realize significant revenue from product sales and become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan or significantly delay, scale back or discontinue the commercialization of ORLYNVAH™ for the treatment of uncomplicated urinary tract infections caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options and the development of our sulopenem program. As of September 30, 2025, we had cash and cash equivalents of $11.0 million. Based on our available cash resources we do not believe that our existing cash and cash equivalents, including amounts raised under our “at the market offering” agreement (the Sales Agreement) with H.C. Wainwright & Co. LLC (HC Wainwright), as agent, subsequent to September 30, 2025 (see Note 19 – Subsequent Events), will enable us to fund our operating expenses for the next 12 months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to obtain additional funding to support our business objectives including achieving revenue growth from sales of ORLYNVAH™. We have limited experience with and have not yet demonstrated an ability to successfully commercialize a product. We expect that, in order to obtain additional funding, we will need to complete additional public or private financings of debt or equity. Although management intends to pursue plans to obtain additional funding to finance its operations, and we have successfully raised capital in the past, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

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

Components of Our Results of Operations

Product Revenue

Revenues from product sales are recorded at the time of sale at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from distribution service fees, prompt pay discounts, chargebacks, rebates, co-payment assistance and product returns, as applicable. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of us) or a current liability (if a payment is required of us). Our estimates take into consideration current contractual and statutory requirements. Actual amounts of consideration ultimately received or paid may differ from our estimates.

Our revenue recognition is based on unit shipments from our third-party logistics warehouse to our customers. We have recognized limited net product sales in the United States since the commercial launch of ORLYNVAH™ in August 2025. As discussed in Note 3 – Revenue, gross revenues are adjusted for variable consideration, including our patient support programs. We expect product revenues to fluctuate in future periods as we continue with the commercial launch of ORLYNVAH™.

Costs and Expenses

Cost of Sales

Cost of sales consists primarily of direct and indirect costs related to the manufacture of ORLYNVAH™ for commercial sale, including salaries and related expenses for personnel, stock-based compensation, third-party manufacturing costs, raw material and component costs, excess or obsolete inventory adjustment charges, inventory write offs, packaging services, freight, storage costs, distribution fees, as applicable, and royalties to Pfizer on net product sales. Prior to the FDA approval of ORLYNVAH™ in October 2024, costs incurred for the manufacture of ORLYNVAH™ were recorded as research and development expenses. As a result, the cost of goods sold related to ORLYNVAH™ will initially reflect a lower average per unit cost of materials, as previously expensed inventory is utilized for commercial production and sold to customers. We expect the cost of goods sold for ORLYNVAH™ to increase in relation to product revenues as we deplete this inventory.

We periodically evaluates inventory for obsolescence. This evaluation considers the shelf life of raw materials, work in process, and finished goods as well as estimated sales trends. As of September 30, 2025, no inventory was determined to be obsolete.

Intangible Asset Amortization

Amortization relates to the finite-lived intangible asset recognized in relation to the regulatory milestone payment payable to Pfizer Inc. (Pfizer) upon approval of ORLYNVAH™ by the FDA.

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
•
facilities costs, depreciation, amortization and other expenses, which include rent under short-term and operating lease agreements and utilities; and
•
payments made in cash, equity securities or other forms of consideration under third-party licensing agreements.

We expense research and development costs as incurred. Advance payments we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, related benefits and share-based compensation expense for personnel in executive, finance, commercial and administrative functions. Selling, general and administrative expenses also include pre-commercial launch activities prior to product launch, ongoing commercialization activities, director compensation, travel expenses, insurance, professional fees for legal, patent, consulting, accounting and audit services and market preparation expenses.

We expect our commercialization efforts for ORLYNVAH™ will result in a significant increase in payroll and other expenses to support commercial operations.

Interest Expense, Net

Interest expense, net consists of interest accrued and amortization of debt costs with respect to the 6.500% Exchangeable Senior Subordinated Notes, which were repaid in full on maturity on January 31, 2025 (Exchangeable Notes), interest accrued with respect to the promissory note issued by Iterum Therapeutics International Limited (ITIL) in the amount of the milestone payment to Pfizer in connection with us electing to defer payment of the milestone payment due to Pfizer for five years until October 25, 2029 (the Pfizer Promissory Note), interest earned on our cash and cash equivalents, which are generally invested in money market accounts, interest earned on our investments in marketable securities and realized gains and losses on our short-term investments. Interest on the Exchangeable Notes was not payable until maturity of the instrument unless exchanged prior to maturity in accordance with the terms of the indenture governing the Exchangeable Notes (Exchangeable Notes Indenture) at which time any accrued and unpaid interest became due and payable. Interest on the Pfizer Promissory Note is compounded daily and is payable on maturity.

Adjustments to Fair Value of Derivatives

Derivative liabilities, which consist of the Limited Recourse Royalty-Linked Subordinated Notes (RLNs) issued in 2020, are revalued at each balance sheet date and the change in fair value during the reporting period is recorded in the condensed consolidated statements of operations as adjustments to fair value of derivatives.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 7, 2025, involve the most judgment and complexity. Accordingly, we believe the policies set forth in such Annual Report on Form 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting estimates described in our Annual Report on Form 10-K filed with the SEC on February 7, 2025. In August 2025, ORLYNVAH™ was launched in the U.S. and we began recording net product revenue, cost of goods sold and related accounts receivable. New accounting policies have been included in Note 2 – Summary of Significant Accounting Policies.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our operating loss and loss before income taxes for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended
	September 30,
	2025	2024	Change
Product revenue, net	$390	$—	$390
Costs and expenses:
Cost of sales	(20)	—	(20)
Amortization of intangible asset	(349)	—	(349)
Research and development	(1,261)	(3,107)	1,846
Selling, general and administrative	(6,491)	(1,780)	(4,711)
Total operating expenses	(8,121)	(4,887)	(3,234)
Operating loss	(7,731)	(4,887)	(2,844)
Total other expense, net	(1,116)	(1,071)	(45)
Loss before income taxes	$(8,847)	$(5,958)	$(2,889)

Revenue

Revenues were $0.4 million and $0.0 million for the three months ended September 30, 2025 and 2024, respectively. Revenues for the three months ended September 30, 2025 include $0.4 million in net product revenues for sales of ORLYNVAH™, which launched in August 2025.

Cost of Sales Expenses

Cost of goods sold was $0.0 million and $0.0 million for the three months ended September 30, 2025 and 2024, respectively. As costs incurred for the manufacture of ORLYNVAH™ were recorded as research and development expenses prior to October 2024, the cost of goods sold for the three months ended September 30, 2025 consisted primarily of royalties payable to Pfizer.

Amortization of intangible asset

Intangible asset amortization was $0.3 million and $0.0 million for the three months ended September 30, 2025 and 2024, respectively. The amortization relates to the regulatory milestone payable to Pfizer upon approval of ORLYNVAH™ which was capitalized on recognition.

Research and Development Expenses (in thousands)

	Three Months Ended
	September 30,
	2025	2024	Change
CRO and other preclinical and clinical trial expenses	$604	$464	$140
Personnel related (including share-based compensation)	309	425	(116)
Chemistry, manufacturing and control (CMC) related expenses	52	1,516	(1,464)
Consulting fees	296	702	(406)
Total research and development expenses	$1,261	$3,107	$(1,846)

The increase in CRO and other preclinical and clinical trial expenses of $0.1 million was primarily due to clinical costs incurred in 2025 relating to our Phase 1 pediatric study, which is a post marketing commitment. Personnel related costs decreased by $0.1 million primarily due to lower headcount and a decrease in accrued bonuses payable in 2025. Personnel related costs for the three months ended September 30, 2025 and 2024 included share-based compensation expense of $0.0 million and $0.0 million respectively. CMC related expenses decreased by $1.5 million primarily as a result of ORLYNVAH™ manufacturing costs being capitalized to inventory, following approval in October 2024. The decrease in consulting fees of $0.4 million in 2025 was due to the use of fewer consultants compared to 2024, during which consulting services were used in connection with the resubmission of our NDA for ORLYNVAH™.

Selling, General and Administrative Expenses (in thousands)

	Three Months Ended
	September 30,
	2025	2024	Change
Personnel related (including share-based compensation)	$800	$814	$(14)
Facility related and other	362	487	(125)
Professional and consulting fees	5,329	479	4,850
Total selling, general and administrative expenses	$6,491	$1,780	$4,711

Personnel related costs of $0.8 million were flat period on period. Personnel related costs for the three months ended September 30, 2025 and 2024 included share-based compensation expense of $0.0 million and $0.0 million, respectively. Facility related and other costs decreased by $0.1 million primarily as a result of a decrease in insurance costs and lower rent expenses. Professional and consulting fees increased by $4.9 million primarily as a result of an increase in consultants used for pre-commercialization and commercialization activities, including costs associated with our third party logistics provider to support the commercialization of ORLYNVAH™.

Total Other Expense, net

The following table summarizes our total other expense, net for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended
	September 30,
	2025	2024	Change
Interest expense, net	$(441)	$(590)	$149
Adjustments to fair value of derivatives	(673)	(433)	(240)
Other expense, net	(2)	(48)	46
Total other expense, net	$(1,116)	$(1,071)	$(45)

Interest Expense, Net

Interest expense, net decreased by $0.1 million for the three months ended September 30, 2025 primarily as a result of a decrease in interest accrued and amortization of debt costs related to the Exchangeable Notes, which were repaid in January 2025, partially offset by an increase in interest accrued on the Pfizer Promissory Note and a decrease in interest income on money market funds.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $0.7 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. This non-cash adjustment primarily related to an increase in the fair value of the RLNs due to the passage of time.

Other Expense, Net

Other expense, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our operating loss and loss before income taxes for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024	Change
Product Revenue, net	$390	$—	$390
Costs and expenses:
Cost of sales	(20)	—	(20)
Amortization of intangible asset	(1,036)	—	(1,036)
Research and development	(2,852)	(9,159)	6,307
Selling, general and administrative	(13,452)	(5,867)	(7,585)
Total operating expenses	(17,360)	(15,026)	(2,334)
Operating loss	(16,970)	(15,026)	(1,944)
Total other expense, net	(3,158)	(2,951)	(207)
Loss before income taxes	$(20,128)	$(17,977)	$(2,151)

Revenue

Revenues were $0.4 million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively. Revenues for the nine months ended September 30, 2025 include $0.4 million in net product revenues for sales of ORLYNVAH™, which launched in August 2025.

Cost of Sales Expenses

Cost of goods sold was $0.0 million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively. As costs incurred for the manufacture of ORLYNVAH™ were recorded as research and development expenses prior to October 2024, the cost of goods sold for the nine months ended September 30, 2025 consisted primarily of royalties payable to Pfizer.

Amortization of intangible asset

Intangible asset amortization was $1.0 million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively. The amortization relates to the regulatory milestone payable to Pfizer upon approval of ORLYNVAH™ which was capitalized on recognition.

Research and Development Expenses (in thousands)

	Nine Months Ended
	September 30,
	2025	2024	Change
CRO and other preclinical and clinical trial expenses	$1,220	$3,124	$(1,904)
Personnel related (including share-based compensation)	984	1,953	(969)
Chemistry, manufacturing and control (CMC) related expenses	(98)	2,535	(2,633)
Consulting fees	746	1,547	(801)
Total research and development expenses	$2,852	$9,159	$(6,307)

The decrease in CRO and other preclinical and clinical trial expenses of $1.9 million was primarily due to higher costs incurred in 2024 to support the completion of our REASSURE trial. Personnel related costs decreased by $1.0 million primarily due to lower headcount and a decrease in accrued bonuses payable in 2025. Personnel related costs for the nine months ended September 30, 2025 and 2024 included share-based compensation expense of $0.1 million and $0.1 million, respectively. CMC related expenses decreased by $2.6 million primarily as a result of lower facilities rent and ORLYNVAH™ manufacturing costs being capitalized to inventory following approval in October 2024. The decrease in consulting fees of $0.8 million in 2025 was due to the use of fewer consultants compared to 2024, during which consulting services were used in connection with the resubmission of our NDA for ORLYNVAH™.

Selling, General and Administrative Expenses (in thousands)

	Nine Months Ended
	September 30,
	2025	2024	Change
Personnel related (including share-based compensation)	$2,203	$2,474	$(271)
Facility related and other	1,294	1,640	(346)
Professional and consulting fees	9,955	1,753	8,202
Total selling, general and administrative expenses	$13,452	$5,867	$7,585

Personnel related costs decreased by $0.3 million as a result of a decrease in accrued bonuses payable. Personnel related costs for the nine months ended September 30, 2025 and 2024 included share-based compensation expense of $0.1 million and $0.1 million, respectively. Facility related and other costs decreased by $0.3 million primarily as a result of a decrease in insurance costs and lower rent expenses. Professional and consulting fees increased by $8.2 million primarily as a result of an increase in consultants used for pre-commercialization and commercialization activities, including costs associated with our third party logistics provider to support the commercialization of ORLYNVAH™.

Total Other Expense, net

The following table summarizes our total other expense, net for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024	Change
Interest expense, net	$(1,291)	$(1,648)	$357
Adjustments to fair value of derivatives	(1,807)	(1,226)	(581)
Other expense, net	(60)	(77)	17
Total other expense, net	$(3,158)	$(2,951)	$(207)

Interest Expense, Net

Interest expense, net decreased by $0.4 million primarily as a result of a decrease in interest accrued and amortization of debt costs related to the Exchangeable Notes, which were repaid in January 2025, partially offset by an increase in interest accrued on the Pfizer Promissory Note and a decrease in interest income on money market funds.

Adjustments to Fair Value of Derivatives

Adjustments to the fair value of the derivative liability were $1.8 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively. This non-cash adjustment primarily related to an increase in the fair value of the RLNs due to the passage of time.

Other Expense, Net

Other expense, net consists of realized and unrealized foreign currency gains and losses incurred in the normal course of business based on movement in the applicable exchange rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We began commercial operations in August 2025 and have generated limited revenue to date from sales of ORLYNVAH™ and a funding arrangement with the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and have funded our operations primarily through public offerings of ordinary shares and proceeds from private placements and registered direct offerings.

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on October 17, 2022 (File No. 333-267795) (the 2022 Shelf Registration Statement), and pursuant to which we registered for sale up to $100.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 7, 2022, we entered into the Sales Agreement, with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. Also on October 7, 2022, we filed a prospectus with the SEC pursuant to which we could offer and sell ordinary shares having an aggregate offering price of up to $16.0 million pursuant to the Sales Agreement. On December 10, 2024, we filed a prospectus supplement (the 2024 Prospectus Supplement) with the SEC pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement.

On February 7, 2025, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on February 19, 2025 (File No. 333-284774) (the 2025 Shelf Registration Statement), and pursuant to which we registered for sale up to $150.0 million of any combination of debt securities, ordinary shares, preferred shares, subscription rights, purchase contracts, units and/or warrants from time to time and at prices and on terms that we may determine. On October 16, 2025. we filed a prospectus supplement (the 2025 Prospectus Supplement) with the SEC under the 2025 Shelf Registration Statement pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to $20.0 million through HC Wainwright pursuant to the Sales Agreement, which supersedes the 2024 Prospectus Supplement.

During the nine months ended September 30, 2025, we sold 11,875,589 ordinary shares under the Sales Agreement at an average net price of $1.07 per ordinary share for net proceeds of $12.7 million, after deducting commissions to HC Wainwright of $0.4 million. Subsequent to September 30, 2025, through November 13, 2025, we sold 3,795,819 ordinary shares under the Sales Agreement at an average net price of $0.69 per ordinary share for net proceeds of $2.7 million.

As of September 30, 2025, we had cash and cash equivalents of $11.0 million.

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

On May 13, 2025, the Company and ITIL entered into an amended and restated promissory note with Pfizer (the A&R Note) and a letter agreement with Pfizer relating to the A&R Note and amending the Pfizer License Agreement in connection therewith (the Letter Agreement). The A&R Note extends the Deferral Period by an additional three years, or until October 25, 2029 (the Extended Deferral Period). In connection with the extension to the Deferral Period, ITIL agreed in the A&R Note to increase the annual rate of interest from eight percent (8%) to ten percent (10%) on a daily compounded basis during the Extended Deferral Period, beginning on October 26, 2026. The Company evaluated the A&R Note and the Letter Agreement under ASC 470 and determined that it should be accounted for as a debt modification as the cash flows under the amended terms do not differ by at least 10% from the cash flows under the original agreement. Accordingly, no gain or loss was recorded relating to the modification.

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

April 2025 Registered Direct Offering

On April 28, 2025, we entered into a securities purchase agreement (April 2025 SPA) with an institutional investor pursuant to which we issued and sold an aggregate of (i) 3,040,000 ordinary shares at a purchase price of $0.90 per ordinary share, and (ii) pre-funded warrants to purchase up to an aggregate of 2,515,556 ordinary shares at a price of $0.89 per pre-funded warrant, for aggregate net proceeds of approximately $4.2 million, after deducting placement agent fees and other offering expenses payable by us (the April 2025 Registered Direct Offering). We offered and sold the ordinary shares and pre-funded warrants in the April 2025 Registered Direct Offering pursuant to the 2022 Shelf Registration Statement. The April 2025 Registered Direct Offering closed on April 30, 2025. Upon closing, the pre-funded warrants issued under the April 2025 SPA became exercisable immediately at an exercise price of $0.01 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. As of September 30, 2025, all pre-funded warrants had been exercised for net proceeds of $0.03 million.

October 2020 Offering

On October 27, 2020, we sold an aggregate of (i) 1,034,102 ordinary shares, $0.01 nominal value per ordinary share, (ii) pre-funded warrants exercisable for an aggregate of 760,769 ordinary shares and (iii) warrants exercisable for an aggregate of 1,346,153 ordinary shares (the October 2020 Offering). The pre-funded warrants were issued and sold to certain purchasers whose purchase of ordinary shares in the October 2020 Offering would have otherwise resulted in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding ordinary shares immediately following the consummation of the October 2020 Offering, if the purchaser so chose in lieu of ordinary shares that would have otherwise resulted in such excess ownership. The ordinary shares and pre-funded warrants were each offered together with the warrants, but the ordinary shares and pre-funded warrants were issued separately from the warrants. The combined offering price was $9.75 per ordinary share and warrant and $9.60 per pre-funded warrant and warrant. Our net proceeds from the October 2020 Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $15.5 million. The warrants are exercisable upon issuance at a price of $9.75 per ordinary share, subject to adjustment in certain circumstances, and expire on October 27, 2025. The pre-funded warrants are exercisable upon issuance at a price of $0.15 per ordinary share, subject to adjustment in certain circumstances, and expire when exercised in full, subject to certain conditions. All pre-funded warrants have been exercised for net proceeds of $0.11 million. In connection with the October 2020 Offering, we entered into a Purchase Agreement on October 22, 2020 with certain institutional investors. The Purchase Agreement contains customary representations and warranties of ours, termination rights of the parties, and certain indemnification obligations of ours. Warrants to purchase 125,641 ordinary shares, which represents a number of ordinary shares equal to 7.0% of the aggregate number of ordinary shares and pre-funded warrants sold in the October 2020 Offering, were issued to designees of the placement agent on closing of the October 2020 Offering. Upon closing, the warrants issued to such designees became exercisable immediately at an exercise price of $12.1875 per ordinary share and will expire on October 27, 2025.

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

2024 Rights Offering

On August 9, 2024, we sold an aggregate of 6,121,965 units (2024 Units) at a subscription price of $1.21 per whole 2024 Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance (1-year warrants) and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance (the 5-year warrants and, together with the 1-year warrants, the warrants) (the 2024 Rights Offering). Our net proceeds from the 2024 Rights Offering, after deducting dealer-manager fees and other offering expenses payable by us, were approximately $5.4 million. The warrants are exercisable upon issuance at a price of $1.21 per ordinary share and the 1-year warrants expired on August 9, 2025 and the 5-year warrants will expire on August 9, 2029.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	(15,258)	(22,514)
Net cash (used in) / provided by investing activities	(14)	17,108
Net cash provided by financing activities	2,164	12,814
Effect of exchange rates on cash and cash equivalents	(20)	(73)
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(13,128)	$7,335

Operating Activities

During the nine months ended September 30, 2025, operating activities used $15.3 million of cash, resulting from our net loss of $20.4 million and net cash used by changes in our operating assets and liabilities of $1.4 million consisting primarily of an increase in accounts receivable, prepaid expenses and other current assets and inventory, partially offset by net non-cash charges of $6.5 million.

During the nine months ended September 30, 2024, operating activities used $22.5 million of cash, resulting from our net loss of $18.2 million and net cash used by changes in our operating assets and liabilities of $11.3 million consisting primarily of a decrease in accounts payable and accrued expenses, partially offset by net non-cash charges of $7.0 million.

Investing Activities

During the nine months ended September 30, 2025, a nominal amount of net cash was used by investing activities to purchase computer equipment.

During the nine months ended September 30, 2024, net cash provided by investing activities of $17.1 million was related to the proceeds from the sale of short-term investments of $29.5 million, partially offset by the purchase of short-term investments of $12.4 million.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities of $2.2 million was primarily related to net proceeds from the sale of ordinary shares pursuant to the Sales Agreement with HC Wainwright of $12.7 million and net proceeds from the April 2025 Registered Direct Offering of $4.2 million, partially offset by the repayment of $14.7 million to the holders of Exchangeable Notes including accrued interest, which matured on January 31, 2025.

During the nine months ended September 30, 2024, net cash provided by financing activities of $12.8 million was primarily related to net proceeds from the sale of ordinary shares pursuant to the Sales Agreement of $7.4 million and net proceeds from the sale of ordinary shares in the 2024 Rights Offering of $5.4 million.

Funding Requirements

As of September 30, 2025, we had cash and cash equivalents of $11.0 million. Our expected cash usage for the next 12 months assumes that planned programs and expenditure continue and that we do not reduce or eliminate some or all of our commercialization efforts or research and development programs. Our future viability is dependent on our ability to obtain additional capital to finance our operations and support our business objectives, including the revenue growth rate of ORLYNVAH™.

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
•
continue to build sales, marketing and distribution capabilities either directly or through a third-party, to commercialize ORLYNVAH™ in the United States;
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
•
the revenue received from any potential commercial sales of ORLYNVAH™;
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
•
the impact of general economic conditions, including inflation and tariffs; and

•
the outcome, impacts, effects and results of any potential corporate, strategic, financial and financing transaction, including the terms, timing, structure, value, benefits and costs of any corporate, strategic, financial or financing transaction and our ability to complete one at all.

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

This past spring, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing, a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (USMCA), and tariffs equally 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the U.S. and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 11, 2025. Since the April announcement, several countries including the European Union, Japan, South Korea and the United Kingdom, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41% with imports from Switzerland receiving a 39% rate. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 20%., Regarding Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China. Certain countries have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. These include the European Union, Japan, South Korea and the United Kingdom

Separately, in April 2025, the U.S. Department of Commerce (Commerce Department) initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, Trump delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the Administration had now “begun preparing” tariffs on manufacturers that don’t build in the U.S. or enter into a most-favored-nation (MFN) drug pricing agreement with the Trump administration.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ordinary shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The RLNs and the investor rights agreement we entered into in connection with the Private Placement each impose operating and other restrictions on us. Such restrictions may affect, and in many cases limit or prohibit, our ability to dispose of certain assets, pay dividends and incur additional indebtedness, among other things. In addition, in the A&R Note and the Letter Agreement we agreed not to, either directly or indirectly, (1) create, incur, assume, guaranty or otherwise become liable for any indebtedness that is senior in right of payment to the A&R Note, except for indebtedness incurred with the consent or waiver of Pfizer, or (2) create, grant or incur any lien on any of our property or assets, subject to specified exceptions (including liens securing permitted indebtedness and liens incurred with the consent or waiver of Pfizer).

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

Under the RLN Indenture, holders of RLNs are entitled to payments based solely on a percentage of our net revenues from U.S. sales of specified sulopenem products (Specified Net Revenues). Payments will be due within 75 days of the end of each six-month payment measuring period (Payment Measuring Period), beginning with the Payment Measuring Period ending June 30, 2020 until (i) the “Maximum Return” (as described below) has been paid in respect of the RLNs, or (ii) the “End Date” occurs, which is December 31, 2045. However, holders of RLNs will only be entitled to payments where the Company earns net revenues on such approved sulopenem product. The aggregate amount of payments in respect of all RLNs during each Payment Measuring Period will be equal to the product of total Specified Net Revenues earned during such period and the applicable payment rate (the Payment Rate), being 15%. There was no payment due for each of the Payment Measuring Periods through the payment measuring period ending June 30, 2025. Payment will be due for the payment measuring period ending December 31, 2025, following the commercial launch of ORLYNVAH™ in August 2025. Prior to the End Date, we are obligated to make payments on the RLNs from Specified Net Revenues until each RLN has received payments equal to $160.00 (or 4,000 times the principal amount of such RLN) (Maximum Return).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2025, we had cash and cash equivalents of $11.0 million, consisting of cash and money market funds. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk.

We contract with CROs and CMOs globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2025 and December 31, 2024, substantially all of our liabilities were denominated in U.S. dollars. Realized net foreign currency gains and losses did not have a material effect on our results of operations for the nine months ended September 30, 2025 and 2024 or for the year ended December 31, 2024. We do not currently engage in any hedging activities against our foreign currency exchange rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In August 2025, we commercially launched ORLYNVAH™ and in conjunction with beginning product sales we began recording product revenue and cost of goods sold. We enhanced our internal control over financial reporting by adding new processes and controls in these areas. We did not identify any material adverse impacts on our internal control over financial reporting as a result of the implementation of these new processes and controls.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be forced to delay or reduce the scope of our development programs, commercialization activities and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2025, we had $11.0 million of cash and cash equivalents. Subsequent to September 30, 2025, we have sold additional ordinary shares under the “at the market offering” agreement (the Sales Agreement), entered into on October 7, 2022, with H.C. Wainwright & Co. LLC (HC Wainwright), as agent, pursuant to which we may offer and sell our ordinary shares for aggregate gross proceeds of up to $20 million, subject to having sufficient authorized but unissued ordinary shares available for issuance, from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the Securities Act). Based on our available cash resources we do not believe that our existing cash and cash equivalents, including amounts raised under the Sales Agreement with HC Wainwright, will enable us to fund our operating expenses for the next 12 months from the date of filing this Quarterly Report on Form 10-Q.

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

We currently have limited authorized share capital and authority to issue additional ordinary shares to raise capital.

We will need substantial additional funding to continue fund our operations, including the ongoing commercialization of
ORLYNVAH™, which we may attempt to raise through public or private equity offerings, debt financings, and collaborative and licensing arrangements. We currently have limited ordinary shares available and authorized for issuance. Investors in prior transactions have purchased convertible notes and warrants convertible into our ordinary shares, for which we must reserve authorized but unissued ordinary shares. We therefore will likely need to increase the number of authorized ordinary shares and obtain the related shareholder authorization to allot and issue such additional ordinary shares and to disapply Irish statutory pre-emption rights on such an issuance, which requires shareholder approval. We will need to seek such shareholder approval in order to issue ordinary shares or securities convertible, exercisable or exchangeable into ordinary shares in an equity financing, to utilize the full amount available for issuance under the Sales Agreement or in other capital raising transactions.

If we are unable to increase our authorized shares available for issuance, we will be limited in our efforts to raise the additional capital needed to continue to fund our ongoing operations, including the commercialization of ORLYNVAH™ in the United States. This may have a negative effect on our financial condition and our ability to develop our sulopenem program and continue to commercialize ORLYNVAH™ and otherwise pursue our business strategy and we may be unable to continue as a going concern.

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses unless the continued commercialization of ORLYNVAH™ is successful.

We have a limited operating history and have incurred net losses in each year since our inception in 2015. As of September 30, 2025, we had an accumulated deficit of $506.5 million cash and cash equivalents of $11.0 million. On October 25, 2024, we received approval of our New Drug Application (NDA) by the U.S. Food and Drug Administration (FDA) for ORLYNVAH™ (sulopenem etzadroxil and probenecid) for the treatment of uncomplicated urinary tract infections (uUTIs) caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options. ORLYNVAH™ was commercially launched in the United States in August 2025 and we expect modest sales in 2025 during the early stages of our commercialization efforts.

We have financed our operations to date primarily with the issuance of ordinary shares, nominal value $0.01 per ordinary share (the ordinary shares), and convertible preferred shares, pre-funded warrants and warrants, debt raised under a financing arrangement with Silicon Valley Bank (SVB), a sub-award from the Trustees of Boston University under the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) program and the proceeds of a private placement which closed in January 2020 (the Private Placement) and a subsequent rights offering (the 2020 Rights Offering) pursuant to which our wholly owned subsidiary, Iterum Therapeutics Bermuda Limited (Iterum Bermuda), sold units (Units) consisting of (i) 6.500% Exchangeable Senior Subordinated Notes due 2025 (Exchangeable Notes); and (ii) Limited Recourse Royalty-Linked Subordinated Notes (RLNs), to certain existing and new investors. In April 2018, we entered into a secured credit facility with SVB and made an initial drawdown of $15.0 million pursuant to a loan and security agreement. In April 2020, we entered into a note (PPP loan) with SVB of $0.7 million under the Paycheck Protection Program. In early June 2020, we issued and sold, in a registered direct offering (June 3, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.3 million after deducting fees payable to the placement agent and other offering expenses payable by us. In late June 2020, we issued and sold, in a registered direct offering (June 30, 2020 Offering), ordinary shares for aggregate gross proceeds to us of $5.0 million and net proceeds of $4.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. In October 2020, we issued and sold, in a registered public offering (October 2020 Offering), ordinary shares and pre-funded warrants exercisable for ordinary shares, each offered together with warrants exercisable for ordinary shares, for aggregate gross proceeds to us of $17.4 million and net proceeds of $15.5 million after deducting fees payable to the placement agent and other offering expenses payable by us. On February 8 and February 10, 2021, we issued and sold, pursuant to an underwritten agreement and including the underwriter’s exercise in full of its option to purchase additional ordinary shares (February 2021 Underwritten Offering), ordinary shares for aggregate gross proceeds to us of $46.0 million and net proceeds of $42.1 million after deducting fees payable to the underwriter and other offering expenses payable by us. On February 12, 2021, we issued and sold, in a registered public offering (February 2021 Registered Direct Offering), ordinary shares for aggregate gross proceeds to us of $35.0 million and net proceeds of $32.2 million after deducting fees payable to the placement agent and other offering expenses payable by us. On October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On October 16, 2025 we filed a prospectus supplement with the SEC pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to an additional $20 million, subject to having sufficient authorized but unissued ordinary shares available for issuance, through HC Wainwright pursuant to the Sales Agreement. In August 2024, we completed a rights offering (the 2024 Rights Offering) in which we sold an aggregate of 12,243,930 non-transferable subscription rights to purchase an aggregate of 6,121,965 units (2024 Units) at a subscription price of $1.21 per whole 2024 Unit, consisting of (a) one ordinary share, (b) a warrant to purchase 0.50 ordinary shares, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration one year from the date of issuance and (c) a warrant to purchase one ordinary share, at an exercise price of $1.21 per whole ordinary share from the date of issuance through its expiration five years from the date of issuance. The net proceeds from the 2024 Rights Offering, after deducting dealer-manager fees and other offering expenses payable by us, were $5.4 million. On April 30, 2025, we issued and sold, in the April 2025 Registered Direct Offering, ordinary shares and pre-funded warrants for aggregate net proceeds to us of $4.2 million after deducting placement agent fees and other offering expenses payable by us. During the quarter ended September 30, 2025, we sold 862,995 ordinary shares under the Sales Agreement at an average net price of $1.07 per ordinary share for net proceeds of $925,617.75. As of September 30, 2025, net proceeds of $18.0 million have been received from the exercise of certain warrants issued as part of the June 30, 2020 Offering, October 2020 Offering, February 2021 Underwritten Offering and the 2024 Rights Offering. Up until the first quarter of 2025, we devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development, for our sulopenem program. Since the first quarter of 2025, we have devoted the majority of our financial resources and efforts to pre-commercialization activities and commercialization activities in preparation for the upcoming commercial launch of ORLYNVAH™ in the United States. On January 31, 2025, our Exchangeable Notes matured and the aggregate outstanding principal amount of $11.1 million together with accrued and unpaid interest became due. We repaid the aggregate principal and accrued and unpaid interest to holders of the Exchangeable Notes in full on January 31, 2025.

Following receipt of FDA approval for ORLYNVAH™ in October 2024, we initially focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem. This strategic process did not result in any type of transaction acceptable to our board of directors. While we continue to engage in business development discussions with other companies regarding the potential sale, licensing, or disposal by other means of our rights to sulopenem, we are now mainly focused on the commercialization of ORLYNVAH™ in the United States, with our commercialization partner, EVERSANA Life Science Services, LLC (EVERSANA), and other third-parties, and we expect to continue to incur significant expenses and increased operating losses as we incur significant expenses related to the commercialization of ORLYNVAH™ in the United States, seek marketing approval for other product candidates, if clinical trials are successful, and engage and pursue the development of our sulopenem program in additional indications, including through preclinical and clinical development. Our expenses will also continue to increase substantially as we:

•
establish and further develop sales, marketing and distribution capabilities through EVERSANA and/or other third-parties, to support the ongoing commercialization of ORLYNVAH™ in the United States;
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

Developing and commercializing pharmaceutical products, including conducting clinical trials and preparing for and executing a commercial launch, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect that additional capital will be required as we incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution of ORLYNVAH™ and continue our ongoing development of the sulopenem program. Furthermore, we continue and will continue to incur significant costs associated with operating as a public company.

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

Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our sulopenem program and otherwise pursue our business strategy. If we fail to obtain financing when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization of ORLYNVAH™ in the United States, which would have a negative effect on our financial condition and our ability to develop our sulopenem program and continue to commercialize ORLYNVAH™ and otherwise pursue our business strategy and we may be unable to continue as a going concern.

Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the costs of commercialization activities for ORLYNVAH™ including the costs and timing of establishing and expanding product sales, marketing, distribution and manufacturing capabilities;
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

Our ability to become and remain profitable depends on our ability to generate revenue. To date, we have invested substantially all of our efforts and financial resources in the development of ORLYNVAH™ and sulopenem. Our prospects, including our ability to finance our operations and generate revenue from product sales, currently depend entirely on the development and commercialization of ORLYNVAH™. Following receipt of FDA approval for ORLYNVAH™ in October 2024, we initially focused our efforts on a strategic process to sell, license, or otherwise dispose of our rights to sulopenem and this strategic process did not result in any type of transaction acceptable to our board of directors. While we continue to engage in business development discussions with other companies regarding the potential sale, licensing, or disposition by other means of our rights to sulopenem, we are now focusing the majority of our efforts and resources on the commercialization of ORLYNVAH™ in the United States with our commercialization partner, EVERSANA, which we launched in August 2025 to ensure ORLYNVAH™ was brought to the United States market as soon as possible to serve patients with limited or no treatment options. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program.

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
•
establishing and expanding sales, marketing and distribution capabilities either directly or through a third-party, such as EVERSANA, to continue the commercialization of ORLYNVAH™ in the United States and/or entering into collaboration arrangements for the commercial launch of ORLYNVAH™ in other jurisdictions and/or to commercialize sulopenem in jurisdictions where we choose not to commercialize directly ourselves;
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

Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. Our expenses could increase if we are required by the FDA, the European Medicines Agency (EMA), or any comparable foreign regulatory authority, to perform different studies or studies in addition to those currently expected or if there are any delays in completing such studies or with the development of our sulopenem program or any future product candidates. We anticipate that significant costs will be associated with the ongoing commercialization of ORLYNVAH™ and/or the commercial launch of oral sulopenem in additional indications, if approved for commercial sale. Where we enter into collaboration arrangements with third-party collaborators for commercialization of ORLYNVAH™ or other product candidates, our product revenues or the profitability of these product revenues to us would likely be lower than if we were to directly market and sell products in those markets.

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

On October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sales proceeds of up to $16.0 million (subject to the availability of ordinary shares), from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On December 10, 2024, we filed a prospectus supplement to the 2022 Shelf Registration Statement (the 2024 Prospectus Supplement) with the SEC pursuant to which we could offer and sell ordinary shares having an aggregate offering price of up to an additional $25.0 million through HC Wainwright pursuant to the Sales Agreement. Further, on October 16, 2025, we filed a prospectus supplement to the 2025 Shelf Registration Statement (the 2025 Prospectus Supplement) with the SEC pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to $20.0 million, subject to having sufficient authorized but unissued ordinary shares available for issuance, through HC Wainwright pursuant to the Sales Agreement. The 2025 Prospectus Supplement superseded the 2024 Prospectus Supplement relating to the offer and sale of our ordinary shares in accordance with the Sales Agreement.

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

Risks Related to Commercialization

Following the commercial launch of ORLYNVAH™ in the United States in August 2025, we are heavily dependent on the success of the commercialization of ORLYNVAH™ in the U.S. Any failure of such ongoing commercialization of ORLYNVAH™ or significant delays in doing so, will materially harm our business.

We have invested a significant portion of our efforts and financial resources in the development of ORLYNVAH™. Following receipt of FDA approval for ORLYNVAH™ in October 2024, we initially prioritized our efforts to achieve a strategic transaction, which did not result in any type of transaction acceptable to our board of directors. We are now mainly focused on the ongoing commercialization of ORLYNVAH™ in the U.S., with our commercialization partner, EVERSANA, and other third-parties. There remains a risk that such commercialization of ORLYNVAH™ in the U.S. is not successful. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program.

Our ability to generate meaningful product revenues depends heavily on the success of the commercialization of ORLYNVAH™ and our obtaining marketing approval for oral sulopenem in additional indications and other product candidates. The success of ORLYNVAH™ and any other approved products, will depend on a number of factors, including the following:

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

We received FDA approval for ORLYNVAH™ for the treatment of uUTIs in adult women caused by the designated microorganisms Escherichia coli, Klebsiella pneumoniae, or Proteus mirabilis in adult women with limited or no alternative oral antibacterial treatment options on October 25, 2024. Prior to obtaining this approval, our operations were limited to financing and staffing our company, conducting preclinical research and clinical trials of our product candidates, pursuing a strategic transaction to sell, license or dispose of our rights to sulopenem, and more recently, preparing for the commercial launch of ORLYNVAH™. We have not received regulatory approval or commercialized any other product candidates to date and may never do so. While we commercially launched ORLYNVAH™ in the United States in August 2025, we are at a very early stage of our commercialization efforts. Accordingly, our shareholders should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We have a limited operating history and only a very recent history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We began operations in November 2015. Since our inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, planning for the potential commercialization, and research and development, including preclinical and clinical development, for our sulopenem program. While the members of our development team have successfully developed and registered other antibiotics in past roles at different companies, our company and newly established commercial team have limited experience in and have not yet demonstrated an ability to successfully manufacture a commercial scale product (or arrange for a third party to do so on our behalf), or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. While we continue to engage in business development discussions with other companies regarding the potential sale, licensing, or disposition by other means of our rights to sulopenem, we commercially launched ORLYNVAH™ in the United States in August 2025, with our commercialization partner, EVERSANA. As we continue the commercialization of ORLYNVAH™ in the United States with EVERSANA and other third-parties, we are transitioning from a company with a research and development focus to a company supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such an ongoing transition.

We currently have a limited commercial organization. If we are unable to establish and maintain sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties, or enter into a strategic transaction with a partner that has established commercial capabilities in the U.S., the ongoing commercialization of ORLYNVAH™ may not be successful.

Following receipt of FDA approval for ORLYNVAH™ in October 2024, efforts to achieve a strategic transaction were prioritized. As our strategic process did not result in any type of transaction acceptable to our board of directors, and while we continue to engage in business development discussions with other companies regarding the potential sale, licensing, or disposition by other means of our rights to sulopenem, we commercially launched ORLYNVAH™ in the United States in August 2025, with our commercialization partner, EVERSANA. Outside of the United States, we continue to evaluate the options to maximize the value of our sulopenem program. If we are unable to maintain and expand sales, marketing and distribution capabilities, enter into sales, marketing and distribution agreements with third parties or enter into a strategic transaction with a partner that has established commercial capabilities in the United States, the ongoing commercialization of ORLYNVAH™ may not be successful.

The ongoing development and expansion of sales, marketing and distribution capabilities for the commercialization of ORLYNVAH™ in the United States will require substantial resources and will be time-consuming. In addition, we may not be able to continue to hire or expand a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to maintain and expand our sales force and marketing and distribution capabilities, our operating results may be adversely affected. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates including the ongoing commercialization of ORLYNVAH™ in the United States.

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

There are several IV-administered products marketed for the treatment of infections resistant to first-line therapy for gram-negative infections, including Avycaz from AbbVie Inc. and Pfizer, Vabomere from CorMedix, Inc., Zerbaxa from Merck & Co., Zemdri from Cipla Limited, Xerava from Innovia, Inc., Recarbrio from Merck & Co, and Fetroja from Shionogi & Co., Ltd.

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

Even if we are able to continue to commercialize ORLYNVAH™ in the U.S., oral sulopenem in additional indications or any other product candidate, the product may become subject to unfavorable pricing regulations, or third-party payor coverage and reimbursement policies that could harm our business.

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

If we are unable to establish, maintain and expand sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful with the ongoing commercialization of ORLYNVAH™ or the commercialization of sulopenem in additional indications and/or any future products, if approved.

Following the commercial launch of ORLYNVAH™ in August 2025, we are continuing to establish, maintain and expand a sales, marketing and distribution infrastructure for ORLYNVAH™ in the U.S., in collaboration with our commercial partner, EVERSANA, and other third-parties. The development of sales, marketing and distribution capabilities requires substantial resources and is time consuming. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

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

If we do not establish, maintain or expand sales, marketing and distribution capabilities, in collaboration with EVERSANA and/or other third parties, we will not be successful in commercializing ORLYNVAH™ or oral sulopenem in additional indications and/or any future product candidates that receive marketing approval.

Risks Related to Product Development

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

On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025, relating to Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the Trump administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of NDAs and Biologics License Applications (BLAs).

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

We may be subject to costly product liability claims related to our clinical trials and the commercialization of ORLYNVAH™ and, if we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of our insurance coverage, a material liability claim could adversely affect our financial condition.

We face an inherent risk of product liability exposure related to the commercialization of ORLYNVAH™ and the testing of our product candidates in clinical trials and other research activities. Although we have product liability insurance, which is intended to cover claims related to our clinical trials and the commercial sale of ORLYNVAH™ for up to $10.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our commercialization efforts.

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

•
decreased demand for ORLYNVAH™ or any other product candidates we commercialize;
•
withdrawal of clinical trial volunteers, investigators, patients or trial sites;
•
the inability to commercialize any other product candidates that we may develop, if approved;
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

Following the commercial launch of ORLYNVAH™ in the United States in August 2025, we have become reliant on various collaborations with third parties, including EVERSANA. Although we are focusing our initial commercial efforts on the United States market, which we believe represents the largest market opportunity for our sulopenem program, we are also evaluating our commercialization strategy both within and outside the United States. We have established a sales, marketing and distribution infrastructure for ORLYNVAH™ in the United States, in collaboration with EVERSANA and/or other third parties, however, do not have experience in the sales, marketing or distribution of pharmaceutical products to date. To achieve commercial success for ORLYNVAH™ and any approved product, we must either build our marketing, sales, distribution, managerial and other non-technical capabilities directly, or make arrangements to outsource those functions to a commercial partner, as we have done for the initial commercial launch of ORLYNVAH™ in the United States. For those other countries in which we may also choose not to commercialize directly ourselves or through a business development partner, we may seek to commercialize ORLYNVAH™ and/or sulopenem through further collaboration arrangements. In addition, we may seek third-party collaborators for development and commercialization of other product candidates in the United States and other territories. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements could include service providers to the pharmaceutical industry, large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

We rely on third parties, including EVERSANA, to perform many essential services for the ongoing commercialization of ORLYNVAH™ in the U.S., including services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, cash collection, and pharmacovigilance and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize ORLYNVAH™ in the U.S. will be significantly impacted and we may be subject to regulatory sanctions.

We have engaged third-party service providers, including EVERSANA, to perform a variety of functions related to the sale and distribution of ORLYNVAH™ in the U.S., key aspects of which are out of our direct control. These service providers will provide key services related to warehousing and inventory control, distribution, customer service, accounts receivable management, and cash collection. As we engage a service provider, such as EVERSANA, we substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action. In addition, we are engaging third parties to perform various other services for us relating to pharmacovigilance and adverse event reporting, safety database management, fulfillment of requests for medical information regarding ORLYNVAH™ and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, or these third parties otherwise fail to comply with regulatory requirements, we could be subject to regulatory sanctions. Additionally, we have contracted with a third party to calculate and report pricing information mandated by various government programs. If a third party fails to timely report or adjust prices as required, or errors in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability, and potentially subject us to regulatory sanctions or False Claims Act lawsuits.

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

In addition, we recently entered and are in the process of negotiating agreements with third-party contract manufacturers for the manufacture and supply of raw materials required for the commercial production of ORLYNVAH™. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current Good Manufacturing Practices (cGMPs), that are capable of manufacturing certain of these components for ORLYNVAH™. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could negatively impact our commercial efforts.

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

Our current and anticipated future dependence upon others for the manufacture of ORLYNVAH™ and sulopenem and any future product candidates may adversely affect our future profit margins and our ability to continue to commercialize ORLYNVAH™ and any products for which we receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

We rely heavily on the Pfizer License for the patent rights and know-how required for the development of oral sulopenem and to commercialize ORLYNVAH™ and the know-how required to develop the IV formulation of sulopenem.

We rely heavily on the Pfizer License for intellectual property rights that are important or necessary for the development of oral sulopenem and to commercialize ORLYNVAH™. We do not own or license any patent rights that cover the IV formulation of sulopenem. In addition, all patents directed to sulopenem expired prior to us entering into the Pfizer License. Licenses to additional third-party intellectual property, technology and materials that may be required for the development and commercialization of our sulopenem program or any other product candidates or technology may not be available at all or on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our sulopenem program and any other product candidates or technology we may obtain in the future or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize ORLYNVAH™, sulopenem or other future product candidates or technologies, which could materially harm our business, financial condition, results of operations and growth prospects.

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

We have sought to protect our proprietary position by in-licensing patents in the United States and abroad related to oral sulopenem. Further, we own four U.S. patents, one Canadian, one Chinese patent, one Japanese patent, one Korean patent, one Mexican and two Australian patents, with one U.S. patent, the Canadian patent, the Japanese patent, the Korean patent, the Mexican patent and one Australian patent directed to the composition of the bilayer tablet of oral sulopenem and its related preparations and/or uses, two U.S. patents and one Australian patent directed to the method of use of oral sulopenem in treating multiple diseases, including uUTIs, and one U.S. patent and the Chinese patent directed to the method of use of sulopenem etzadroxil, probenecid, and valproic acid in treating multiple diseases. We also own three pending U.S. patent applications, and 23 pending foreign patent applications, which collectively cover uses of sulopenem etzadroxil and probenecid and bilayer tablets of sulopenem etzadroxil and probenecid.

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

The FDA designated sulopenem and oral sulopenem as QIDPs for the indications of uUTI, cUTI, cIAI, community-acquired bacterial pneumonia, acute bacterial prostatitis, gonococcal urethritis, and pelvic inflammatory disease. Fast track designation for these seven indications in both the oral and intravenous formulations has also been granted. QIDP status provides the potential for a more rapid review cycle for an NDA and could add five years to any regulatory exclusivity period that we may be granted. While the FDA confirmed that an additional five years of marketing exclusivity was granted upon approval of ORLYNVAH™, resulting in a total of ten years marketing exclusivity, that does not guarantee that we will receive any regulatory exclusivity for any other product candidates or that any such exclusivity will be for a period sufficient to provide us with any commercial advantage. Moreover, we do not own or license any patent directed to sulopenem.

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

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018, 2019 and 2025 the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, disruptions may result also events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the European Medicines Agency and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including investigational new drug applications (INDs), requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, or review and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the Department of Health and Human Services (HHS) announced on March 27, 2025, a reorganization and reduction in force across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received reduction in force notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (PDUFA), it remains unclear how the administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target

FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. There have been several reports in which the FDA failed to meet a PDUFA goal date for approval of a New Drug Application (NDA) or BLA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. During the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs or biologics license applications, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

If we are unable to obtain marketing approval in jurisdictions outside the United States, we will not be able to market any product or product candidates outside of the United States.

In order to market and sell ORLYNVAH™, sulopenem or our other future product candidates in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. While we received approval by the FDA for ORLYNVAH™ for the treatment of uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis or at all.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. In June 2025, after almost two years of negotiations among the European Union Member States, the Council of the European Union adopted its position on the proposed overhaul of the European Union general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations. At this point, it appears that the period of market exclusivity for innovator products may be reduced from two years to one, exclusions from patent infringement for studies and trials will likely expand, and there will be a new obligation to ensure sufficient supply of medicines. The revisions may have a significant impact on the pharmaceutical industry and our business in the long term.

The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

While we have received regulatory approval from the FDA for ORLYNVAH™ for the treatment of uUTIs caused by certain designated microorganisms in adult women who have limited or no alternative oral antibacterial treatment options, we will be subject to ongoing obligations and continuing regulatory review, which may result in significant additional expense. Additionally, ORLYNVAH™ and any other product candidates, including sulopenem, if approved, could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with ORLYNVAH™ or any of our product candidates, when and if approved.

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

Further, on September 9, 2025, the President issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer (“DTC”) prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” The same day, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA issued a generic “notice letter” to a substantial number of companies directing such companies to “remove any noncompliant advertising and bring all promotional communications into compliance.” We will need to maintain a robust compliance program and processes designed to ensure that all such advertising activities are performed in a legal and compliant manners and anticipated rule changes at the FDA and possibly other agencies.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it did not originally apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the One Big Beautiful Bill Act, or OBBBA, on July 3, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. While there had been some questions about the Trump administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

Changes in and uncertainty surrounding U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

This past spring, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 11, 2025. Since the April announcement, several countries including the European Union, Japan, South Korea, and the United Kingdom, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41% with imports from Switzerland receiving a 39% rate. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 20%., Regarding Canada and Mexico, the rate remains 25%for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China. Certain countries have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. These include the European Union, Japan, South Korea and the United Kingdom.

Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, Trump delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the Administration had now “begun preparing” tariffs on manufacturers that don’t build in the U.S. or enter into a most-favored-nation (MFN) drug pricing agreement with the Trump administration.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Further, some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalated in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military.

In addition, in 2024, the U.S. Congress considered legislation referred to as the BIOSECURE Act. If this legislation had been enacted into law, it would have prohibited, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies, possibly including WuXi entities. On October 9, 2025, the U.S. Senate passed a revised version of the BIOSECURE legislation as part of its National Defense Authorization Act for FY 2026. Instead of specifying particular Chinese entities for restrictions, the Senate bill would initially target biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States. This list currently includes BGI Group, BGI Genomics Co., Ltd. (BGI), Forensic Genomics International (FGI), and MGI Tech Co., Ltd. (MGI), but does not include WuXi entities. The legislation would allow for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time. The U.S. House of Representatives has passed a version of the bill that does not contain similar biotechnology provisions, so it is not currently known whether the House or Senate language or other language or neither may become law.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our product candidates (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidates used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries, in particular, China, will impose and maintain quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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

Our share price has been and may continue to be volatile. The daily closing market price for our ordinary shares has varied between a high price of $2.91 on December 9, 2025, and a low price of $0.58 on November 6, 2025, in the twelve-month period ending on November 12, 2025. During this time, the price per ordinary share has ranged from an intra-day low of $0.57 per ordinary share to an intra-day high of $3.02 per ordinary share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares.

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

The trading price of our ordinary shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our ordinary shares may be influenced by those factors discussed elsewhere in this “Risk Factors” section of this document and others, such as:

•
a failure to maintain or expand our sales force, marketing and/or distribution capabilities in respect of the ongoing commercialization of ORLYNVAH™ in the United States;
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

Our shareholder base is comprised of a large number of retail (or non-institutional) investors, which creates more volatility since shares change hands frequently. In accordance with our governing documents and applicable laws, there are a number of initiatives that require the approval of shareholders at an annual or extraordinary general meeting of shareholders. To hold a valid meeting, a quorum comprised of one or more Members (as defined in our Amended and Restated Constitution) whose name is entered in our register of members as a registered holder of our ordinary shares, present in person or by proxy (whether or not such Member actually exercises his voting rights in whole, in part or at all), holding not less than a majority of our issued and outstanding ordinary shares entitled to vote at a meeting of shareholders, is required. A record date is established to determine which shareholders are eligible to vote at the meeting, which record date must not be more than 60 days prior to the date of the meeting. Since our shares change hands frequently, there can be a significant turnover of shareholders between the record date and the meeting date which makes it harder to get shareholders to vote. While we make every effort to engage retail investors, such efforts can be expensive and the frequent turnover creates logistical issues for obtaining shareholder approval. Further, retail investors tend to be less likely to vote in comparison to institutional investors. Failure to secure sufficient votes may impede our ability to move forward with initiatives that are intended to grow the business and create shareholder value or prevent us from engaging in such initiatives at all. If we find it necessary to delay or adjourn meetings or to hold multiple meetings to secure sufficient shareholder votes, it will be time consuming and we will incur additional costs. For example, at our annual general meeting of shareholders held on September 10, 2025, proposals to increase our authorized share capital (the Share Capital Increase) and provide authority for our board of directors to issue ordinary shares (the Share Issuance Authority) were not passed with the requisite majority of votes, despite the Share Capital Increase and the Share Issuance Authority being needed to allow us to issue additional ordinary shares in capital raising transactions, to continue to fund our operations and implement our business plans, including the ongoing commercialization of ORLYNVAH™ in the United States.

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

On August 25, 2025, we received a letter from the Listing Qualifications Department of Nasdaq, indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires us to maintain a minimum bid price of $1.00 per share, or the Bid Price Rule, for continued listing on the Nasdaq Capital Market. The notice does not result in the immediate delisting of our ordinary shares from the Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until February 23, 2026, to regain compliance with the Bid Price Rule. To regain compliance during this 180-day compliance period, the closing bid price of our ordinary shares must be at least $1.00 for a minimum of 10 consecutive business days.

In the event that we do not regain compliance with the Bid Price Rule prior to the expiration of the 180-day compliance period, we may be eligible for an additional 180-day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Rule, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse share split, if necessary. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are not otherwise eligible, Nasdaq will provide notice that our ordinary shares are to be subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we appeal any delisting determination by Nasdaq to the panel, such appeal would be successful.

We intend to actively monitor the closing bid price of our ordinary shares and, as appropriate, will consider all available options to resolve the deficiency and regain compliance with the Bid Price Rule and remain listed on the Nasdaq Capital Market. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule during the 180-day compliance period, secure an additional 180-day compliance period, maintain compliance with the other Nasdaq listing requirements or be successful in appealing any delisting determination.

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

The payment obligations under the RLNs will reduce the revenue we are able to derive from commercial sales of ORLYNVAH™ and a redemption of the RLNs would require us to use our cash resources, which could adversely affect the value of our company and the prices that investors are willing to pay for our ordinary shares and could adversely affect our business, financial condition and results of operations.

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

The outstanding warrants (including any pre-funded warrants) that we issued the purchasers and/or the designees of the placement agent and underwriter, as applicable, in connection with the February 2021 Underwritten Offering, the February 2021 Registered Direct Offering and the 2024 Rights Offering are exercisable at any time until a specified expiration date, and any exercise of outstanding warrants will increase the number of shares outstanding, which may dilute the ownership percentage or voting power of our shareholders.

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

In addition, on October 7, 2022, we entered into the Sales Agreement with HC Wainwright, as agent, pursuant to which we may offer and sell ordinary shares from time to time through HC Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. On October 16, 2025 we filed a prospectus supplement with the SEC pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to $20.0 million through HC Wainwright pursuant to the Sales Agreement. We cannot predict if and when shares sold pursuant to the Sales Agreement, if any, will be resold in the public markets. Any of our outstanding shares that are not restricted as a result of securities laws may be resold in the public market without restriction unless purchased by our affiliates.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following is a list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Document	Filed with this report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
10.1†	Commercial Manufacturing and Supply Agreement, dated July 18, 2025, by and between Iterum Therapeutics International Limited and ACS Dobfar S.p.A.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITERUM THERAPEUTICS PLC

Date: November 14, 2025	By:	/s/ Corey Fishman
Corey Fishman
President and Chief Executive Officer

Date: November 14, 2025	By:	/s/ Judith Matthews
Judith Matthews
Chief Financial Officer